Form 10QSB
period 1996-09-30
COMMUNITY CENTRAL BANK CORP
filed 1996-11-14
CIK 1014133

                                                                       CONFORMED



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

{X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the period ended         September 30, 1996
                             ------------------

                                     OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


For the transition period from _______________ to _______________

                         Commission File No. 333-04113

                       COMMUNITY CENTRAL BANK CORPORATION
                       -----------------------------------
       (Exact name of small business issuer as specified in its charter)


                  Michigan                                 38-3291744
                  --------                                 ----------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
     or organization)


              100 North Main Street, Mount Clemens, MI  48043-5605
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (810) 783-4500
                          --------------------------
                          (Issuer's telephone number)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes       No    X
                                    -----     -----


Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date:

         Class                                  Outstanding at November 12, 1996
         -----                                  --------------------------------
  Common Stock, No Par Value                             1,150,000 Shares



Transitional Small Business Disclosure Format:

                                Yes        No   X
                                    -----     -----

COMMUNITY CENTRAL BANK CORPORATION (a Company in the Development Stage) FORM 10-QSB (continued)


Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Community Central Bank Corporation (the Corporation) completed its $11.5 million public stock offering on September 23, 1996. The offering consisted of
1.15 million shares at $10.00 per share. The net proceeds to the Corporation, after deducting underwriting fees, were $10.8 million. The financial statements of the Corporation include the consolidation of its subsidiary; Community Central Bank (the Bank). As of September 30, 1996, the Corporation and the Bank were in a development stage. The Bank received regulatory approval to open in October, and subsequently commenced operations on October 28, 1996.

Following are the Corporation's Consolidated Balance Sheet as of September 30, 1996 and Consolidated Statements of Earnings and Cash Flow for the period ended September 30, 1996:

COMMUNITY CENTRAL BANK CORPORATION (a Company in the Development Stage) FORM 10-QSB (continued)


Consolidated Balance Sheet
(Unaudited)


                                                                September 30,
                                                                     1996
                                                           -----------------------
Assets                                                (in thousands, except share data)
Cash                                                                $   212
Short-term investment                                                10,000

------------------------------------------                          -------
 Cash and Cash Equivalents                                           10,212

------------------------------------------                          -------

Property and equipment                                                  230
Other assets                                                            211

------------------------------------------                          -------
 Total Assets                                                       $10,653
==========================================                          =======

Liabilities and Stockholders' Equity

Accounts Payable                                                    $   305

------------------------------------------                          -------
 Total Liabilities                                                      305

------------------------------------------                          -------
Stockholders' Equity
 Common stock -- No par value; 9,000,000 shares
   authorized; 1,150,000 shares issued and outstanding                5,750
 Additional paid-in capital                                           4,770
 Retained earnings (deficit)                                           (172)

------------------------------------------                          -------
 Total Stockholders' Equity                                          10,348

------------------------------------------                          -------
Total Liabilities and Stockholders' Equity                          $10,653
==========================================                          =======


COMMUNITY CENTRAL BANK CORPORATION (a Company in the Development Stage) FORM 10-QSB (continued)


Consolidated Statement of Earnings
(Unaudited)
                                                    Period from April 26, 1996 (inception)
                                                              to September 30, 1996

------------------------------                                ---------------------
                                                     (in thousands, except per share data)

Interest income on short-term investment                            $   6

Operating expenses                                                    178

------------------------------                                     ------
 Net Loss                                                          ($ 172)
==============================                                     ======


Earnings (Loss) Per Share                                          ($0.15)
==============================                                     ======


COMMUNITY CENTRAL BANK CORPORATION (a Company in the Development Stage) FORM 10-QSB (continued)


Consolidated Statement of Cash Flow           Period from April 26, 1996 (inception)
(Unaudited)                                            to September 30, 1996

---------------------------------------------------         -------------
                                                           (in thousands)
Operating Activities:
 Net loss                                                         $  (172)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
  Increase in other assets                                            (49)
  Increase in other liabilities                                         8

---------------------------------------------------               -------
 Net Cash Used in Operating Activities                               (213)

Investing Activities:
 Purchases of property and equipment                                 (230)
 Organization costs                                                   (68)

---------------------------------------------------               -------
 Net Cash Used in Investing Activities                               (298)

Financing Activities:
 Proceeds from stock offering                                      10,771
 Related party loans                                                  347
 Repayment of related party loans                                    (347)
 Deferred offering costs                                              (48)


---------------------------------------------------               -------
 Net Cash Provided by Financing Activities                         10,723

---------------------------------------------------               -------
Increase in Cash and Cash Equivalents                              10,212
Cash and Cash Equivalents at Inception                               ----

---------------------------------------------------               -------
Cash and Cash Equivalents at the End
 of the Period                                                    $10,212
===================================================               =======


COMMUNITY CENTRAL BANK CORPORATION (a Company in the Development Stage) FORM 10-QSB (continued)


Notes to Financial Statements
(Unaudited)
September 30, 1996



NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization - Community Central Bank Corporation (the Corporation) was incorporated on April 26, 1996 as a bank holding company to establish and operate a new bank, Community Central Bank (the Bank) in Mount Clemens, Michigan. Proceeds from the Corporation's public stock offering will be used to capitalize the Bank, lease facilities and provide working capital.

        Basis of Presentation - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2  ORGANIZATION COSTS


        Organization and certain pre-opening costs represent incorporation costs, salaries, legal and accounting fees, and other costs relating to the organization of the Corporation. These costs are capitalized and are expected to approximate $160,000 through commencement of operations.

NOTE 3  NOTES PAYABLE - RELATED PARTIES

        Non-interest bearing demand loans in the amount of $347,000 were made to the Corporation by its organizers. The loans were repaid from the proceeds of the common stock offering.

NOTE 4  RELATED PARTY LEASE COMMITMENT

        In May 1996 the Corporation entered into a fifteen year lease commitment for an office from an entity that is owned by two of its directors.

        The lease will commence on November 1, 1996. The landlord will remodel the facility up to a cost of $1 million, with the Corporation responsible for costs in excess. Management estimates that the total building improvement cost will approximate $1.35 million. The present value of the minimum lease payment under the lease, which will be recorded as a capital lease when the lease commences, will approximate $1 million.

        The future minimum lease payments are as follows:

                                                        (in thousands)
                 1996                                       $   24
                 1997                                          123
                 1998                                          138
                 1999                                          150
                 2000                                          150
                 2001                                          154
                 Thereafter                                  1,822
                                                            ------
                                                            $2,561
                                                            ======

COMMUNITY CENTRAL BANK CORPORATION (a Company in the Development Stage) FORM 10-QSB (continued)


NOTE 5  DEFERRED OFFERING COSTS

        Costs related to the Corporation's public stock offering; including underwriting, legal, and other fees, are netted against equity.
        The following is a summary of the amount capitalized in connection with the initial stock offering:


                                                          (in thousands)
                                                          --------------
               Proceeds from stock offering                   $11,500
               Underwriting fees paid to a broker                (744)
               Legal, accounting, and other costs                (236)

                                                              -------
               Initial Capital                                $10,520
                                                              =======

COMMUNITY CENTRAL BANK CORPORATION (a Company in the Development Stage) FORM 10-QSB (continued)


Item 2.  Management's Discussion and Analysis or Plan of Operation

(A) PLAN OF OPERATION


ORGANIZATION

     The Corporation was incorporated on April 26, 1996 under Michigan law and is a bank holding company which owns all of the common stock of the Bank.
The Bank is organized as a Michigan banking corporation with depository accounts insured by the Bank Insurance Fund and the Federal Deposit Insurance Corporation (the FDIC). The Bank intends to provide a range of commercial and consumer banking services primarily in the communities of Macomb County, Michigan, including Mount Clemens, Clinton Township, Harrison Township, Chesterfield Township, and Macomb Township. Those services reflect the
Bank's intended strategy of serving small to medium size businesses, and individual customers in its market area. The Bank's retail banking strategy will initially focus on providing attractive products and services, including computer home banking, telephone banking and automated bill paying services to individuals in the Bank's market area. The Bank commenced operations on October 28, 1996 in temporary facilities, and anticipates moving its business to its permanent leased facilities in the fourth quarter of 1996.

REASON FOR STARTING COMMUNITY CENTRAL BANK

     The liberalization in recent years of Michigan's branch banking laws, together with the expansion of interstate banking, has led to substantial consolidation of the banking industry in Michigan, and especially the Metropolitan Detroit area in which the Bank is located. In many cases, when these consolidations occurred, local boards of directors were dissolved and local management relocated or in some cases terminated.

     In the opinion of the Corporation's management, this situation has created a favorable opportunity for a new commercial bank with local management and local directors. Management believes that such a bank can be successful in attracting small to medium sized businesses and individuals as customers who wish to conduct business with a locally owned and managed institution that demonstrates an active interest in their business and personal financial affairs. The Bank will seek to take advantage of this opportunity by emphasizing in its marketing plan the Bank's local management, their strong ties and active commitment to the community.

MARKET AREA

     The Bank's main office is located on a prominent corner at 100 North
Main Street in downtown Mount Clemens, Michigan. The Bank will be leasing a building at the crossroads of North Main Street and Market Street that is being renovated for the Bank.

     Macomb County is one of the fastest growing communities in Michigan and has a stable and diverse economic base. Macomb County, which is comprised of 27 cities, villages and townships, ranks third in population out of Michigan's 83 counties. With a current population of over 700,000, Macomb County covers 482 square miles and is home to over 15,000 businesses. Macomb County is also an active boating center with 31 miles of coastline on Lake St. Clair and over 40,000 registered pleasure craft.

     Macomb County is also a large banking market. According to available industry data, as of June 30, 1995 total deposits in this market, including banks, thrifts and credit unions, were approximately $10.2 billion.

COMMUNITY CENTRAL BANK CORPORATION (a Company in the Development Stage) FORM 10-QSB (continued)


BUSINESS FINANCIAL SERVICES

     The Bank intends to offer products and services consistent with its goal of attracting small to medium-sized business customers as well as a variety of individuals. Commercial loans are offered on both a secured and unsecured basis and are available for working capital purposes, the purchase of equipment and machinery, financing of accounts receivable and inventory and for the purchase of real estate, primarily owner occupied real estate. As part of its banking business, the Bank may make loans to all types of borrowers secured by first and junior mortgages on various types of real estate, including without limitation, single-family residential, multi-family residential, mixed use, commercial, developed, and undeveloped. In making such loans, the Bank is subject to written policies, reviewed and approved at least annually by the Bank's board of directors, pursuant to federal law and regulations. Such policies address loan portfolio diversification and prudent underwriting standards, loan administration procedures, and documentation, approval and reporting requirements. In addition, Federal regulations impose supervisory loan-to-value ratios applicable to each type of loan secured by real estate.

     The Bank will generally look to a borrower's business operations as the principal source of repayment and will also seek, when appropriate, security interests in the inventory, accounts receivable or other personal property of the borrower, and personal guaranties. Although the Bank intends to be aggressive in seeking new loan growth, it intends to stress high quality in its loans. To promote such standards, the Board of Directors of the Bank has established strict lending policies, including specified lending authorities, loan review policies and lending committees. In establishing such policies, the Board of Directors is required to conform to applicable bank regulatory requirements.

     The Bank will actively pursue business checking accounts by offering competitive rates, computerized banking, and other convenient services to many of its business customers. In some cases the Bank will require its business borrowers to maintain minimum balances. Management of the Bank also intends to establish relationships with one or more correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amount exceeds the Bank's legal lending limit.

CONSUMER FINANCIAL SERVICES

The Bank's retail banking strategy will initially focus on providing attractive products and services, including computer home banking, telephone banking and automated bill payment services to individuals in the Bank's market area. The Bank believes that by offering these technologically advanced banking products, which will allow customers to bank 24 hours a day from any point at their convenience, it can attract new deposits and loans without the necessity of expensive brick and mortar branch operations.

     In addition, the Bank will originate residential real estate loans in the form of first mortgages and home equity loans. The Bank has applied to the Federal National Mortgage Association for approval as a seller servicer of residential mortgage loans and intends to sell most of its fixed rate mortgages into the secondary market. Most of its adjustable rate loans and home equity loans, which will also be primarily adjustable rate, are intended to be held in the Bank's portfolio.

     The Bank intends to offer other consumer lending services including credit cards, auto loans, boat loans and other personal loan products on both a secured and unsecured basis.

     With an experienced staff to provide personalized service, management believes it will be able to generate competitively priced loans and deposits. This experienced staff will have access to current software and database systems selected to deliver high-quality products and provide responsive service to clients. The Bank has entered into agreements with third-party service providers to provide customers with convenient electronic access to their accounts and other bank products through debit cards, voice response and home banking. The use of third-party service providers is intended to allow the Bank to remain at the forefront of technology while minimizing the costs of delivery.

COMMUNITY CENTRAL BANK CORPORATION (a Company in the Development Stage) FORM 10-QSB (continued)


PLAN OF OPERATION

     The Corporation's plan of operation for the twelve months following the completion of the offering does not contemplate the need to raise additional funds during that period. Management has concluded, based on current pre-opening growth projections, that the Bank is likely to have adequate funds to meet its cash requirements for at least the next several years. Management expects to pursue opportunities involving home banking services, but currently has no specific plans for product research or development which would be performed within the next twelve months. During the first twelve months of operation, the Corporation does not anticipate requiring substantial additional equipment. No significant changes in the number of employees is anticipated in the first twelve months of operations after the Bank commences its business.

(B) ANALYSIS OF RESULTS OF OPERATIONS

LACK OF OPERATING HISTORY

     Neither the Corporation nor the Bank has any operating history. The business of the Corporation and the Bank is subject to the risks inherent in the establishment of a new business enterprise. Because the Corporation and the Bank are only recently formed and the Bank commenced banking operations on October 28, 1996, no operating data is available. As a result of the substantial start-up expenditures that must be incurred by a new bank, and the time it will take to develop its deposit base and loan portfolio, it is expected that the Bank, and thus the Corporation, will operate at a loss during the start-up of the Bank. Accordingly, they are not expected to be profitable for at least the first two years.

COMMUNITY CENTRAL BANK CORPORATION (a Company in the Development Stage) FORM 10-QSB (continued)


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The Corporation's management believes that no litigation is threatened or pending in which the Corporation, or its subsidiary, is likely to experience loss or exposure that would materially affect the Corporation's equity, results of operations, or liquidity as presented herein.

Item 2.  Changes in Securities.

     Not applicable.

Item 3.  Defaults Upon Senior Securities.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5.  Other Information.

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Part I Exhibits

         (11)  Computation of Per Share Earnings
         (27)  Financial Data Schedule

         Part II Exhibits
         (3)(i)  Articles of Incorporation
         (3)(ii) Bylaws


     (b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

COMMUNITY CENTRAL BANK CORPORATION (a Company in the Development Stage) FORM 10-QSB (continued)


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  COMMUNITY CENTRAL BANK CORPORATION



                                  By:  S/ RICHARD J. MILLER
                                     ----------------------
                                  Richard J. Miller
                                  President and Chief Operating Officer
                                  (Principle Executive Officer)



                                  By:  S/ PETER J. PRZYBOCKI
                                     -----------------------
                                  Peter J. Przybocki, CPA
                                  Corporate Treasurer
                                  (Principle Financial and Accounting Officer)




                                  DATE:  November 12, 1996

COMMUNITY CENTRAL BANK CORPORATION (a Company in the Development Stage) FORM 10-QSB (continued)


                                 EXHIBIT INDEX


     The following constitute the exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1996:


                EXHIBIT
                NUMBER                   EXHIBIT

                -------                  -------

                 (3)(i) Articles of Incorporation are incorporated by reference to the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

                 (3)(ii) Bylaws of the Corporation are incorporated by reference to the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

                 (11)           Computation of Per Share Earnings

                 (27)           Financial Data Schedule