Form 10KSB
period 1996-12-31
COMMUNITY CENTRAL BANK CORP
filed 1997-03-28
CIK 1014133

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

             [ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1996 Commission File No. 333-04113

                       COMMUNITY CENTRAL BANK CORPORATION
                 (Name of small business issuer in its charter)


                      Michigan                                            38-3291744
--------------------------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No.)


            100 N. Main Street, Mount Clemens, Michigan  48043-5605
                    (Address of principal executive offices)

                                 (810) 783-4500
                          (Issuer's telephone number)

         Securities registered under Section 12(b) of the Act:  None

        Securities registered under Section 12(g) of the Act:  None

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES   X      NO
         -----       -----

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenue for its most recent fiscal year was $204,000

     As of March 24, 1997, 1,150,000 shares of Common Stock of the issuer were outstanding. The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $11.3 million as of March 24, 1997; based on the average of the bid and asked prices ($12.31) on that date. (For purposes of this calculation, 232,000 shares owned by the members of the Corporation's Board of Directors have been excluded.)

                      DOCUMENTS INCORPORATED BY REFERENCE:


Parts II and III         Part of Stockholder Report of the issuer for the period
                         from April 26, 1996 (inception) to December 31, 1996.
Part III                 Part of the Proxy Statement of the issuer dated March
                         17, 1997.


The Exhibit Index is located on page 11 of this Form 10-KSB.

Transitional Small Business Disclosure Format Yes       No   X
                                                  -----    -----

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE CORPORATION

     Community Central Bank Corporation (the Corporation) is a bank holding company under the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act). As a bank holding company, the Corporation is subject to regulation by the Federal Reserve Board. The Corporation was organized on April 26, 1996, under the laws of the State of Michigan, and formed Community Central Bank (the Bank), effective September 16, 1996. The Corporation exists primarily for the purpose of holding all the stock of the Bank, and of such other subsidiaries as it may acquire or establish.

     The Corporation's principal source of future operating funds is expected to be dividends from the Bank. The expenses of the Corporation have generally been paid using the proceeds of its initial public stock offering.

THE BANK

     The Bank is a state banking corporation which operates under the laws of the United States of America, pursuant to a charter issued by the State of Michigan. The Bank's deposits are insured to the maximum extent provided by the Federal Deposit Insurance Corporation.

     The Bank, through its office at 100 North Main Street, Mount Clemens, Michigan provides a wide variety of commercial banking services to individuals, businesses, governmental units, and other institutions. Its services include accepting time, demand and savings deposits, including regular checking accounts, NOW and money market accounts, and certificates of deposit. In addition, the Bank makes secured and unsecured commercial, construction, mortgage and consumer loans, finances commercial transactions, and provides safe deposit facilities. The Bank has an automated teller machine (ATM) which participates in the Magic Line system, a regional network, as well as other ATM networks throughout the country. In addition to the foregoing services, the Bank provides its customers with extended banking hours, and is testing a system to perform certain transactions by telephone or personal computer to be provided by its data processing vendor. The Bank does not have trust powers.

EFFECT OF GOVERNMENT MONETARY POLICIES

     The earnings of the Corporation are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies, and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies. The Bank currently is not required to maintain reserves with the Federal Reserve Bank. Instead, the cost of such reserves are passed to the Bank by its correspondent institution.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

REGULATION AND SUPERVISION

     The Corporation, as a bank holding company under the Bank Holding Company Act, is required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act, and is subject to examination by the Federal Reserve Board.

     The Bank Holding Company Act limits the activities which may be engaged in by the Corporation and its subsidiary to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company, or a subsidiary thereof, and activities commenced by acquisition of a going concern.

     With respect to non-banking activities, the Federal Reserve Board has, by regulation, determined that certain non-banking activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include, among other things, operating a mortgage company, finance company, credit card company or factoring company, performing certain data processing operations, providing certain investment and financial advice, acting as an insurance agent for certain types of credit related insurance, leasing property on a full-payout, nonoperating basis; and, subject to certain limitations, providing discount securities brokerage services for customers. The Corporation has no current plans to engage in non-banking activities.

     The Bank is subject to certain restrictions imposed by federal law on any extension of credit to the Corporation for investments in stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Federal law prevents the Corporation from borrowing from the Bank unless the loans are secured in designated amounts.

     With respect to the acquisition of banking organizations, the Corporation is required to obtain the prior approval of the Federal Reserve Board before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such acquisition, it will own or control more than 5% of the voting shares of such bank. Acquistions across state lines are subject to certain state and Federal Reserve Board restrictions.

EMPLOYEES

     As of December 31, 1996, the Corporation and the Bank employed 28 persons (full-time equivalent).


COMPETITION

     All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks, in the Macomb County and metropolitan Detroit area. The Bank, along with other commercial banks, competes with respect to its lending activities, and competes in attracting demand deposits with savings banks, savings and loan associations, insurance companies, small loan companies, credit unions and with the issuers of commercial paper and other securities, such as various mutual funds. Many of these institutions are substantially larger and have greater financial resources than the Bank.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

     The competitive factors among financial institutions can be classified into two categories; competitive rates and competitive services. Interest rates are widely advertised and thus competitive, especially in the area of time deposits. From a service standpoint, financial institutions compete against each other in types and quality of services. The Bank is generally competitive with other financial institutions in its area with respect to interest rates paid on time and savings deposits, charges on deposit accounts, and interest rates charged on loans. With respect to services, the Bank offers a customer service oriented atmosphere which management believes to be superior to that offered by other institutions in the local market.

     Pursuant to state regulations, the Bank is limited in the amount that it may lend to a single borrower. As of December 31, 1996 the legal lending limit was approximately $1,038,000; however, that limit can be expanded (for individual loans) to approximately $1,731,000 with approval of the Board of Directors.

LOAN PORTFOLIO

     Residential real estate loans are generally for owner occupied, one to four family homes, which are secured by mortgages. The majority of these loans have a fixed interest rate. The Bank has no material foreign or agricultural loans, and no material loans to energy producing customers.

     Loans are placed in a nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. For the period ended December 31, 1996, no loans were placed in nonaccrual status. At December 31, 1996, there were no significant loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which, in management's judgment, may result in disclosure of such loans. Furthermore, management is not aware of any potential problem loans which could have a material effect on the Corporation's operating results, liquidity, or capital resources. Management is not aware of any other factors that would cause future net loan charge-offs, in total and by loan category, to significantly differ from those experienced by institutions of similar size.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

ALLOWANCE FOR LOAN LOSSES

     The following table summarizes changes in the allowance for loan and lease losses arising from additions to the allowance which have been charged to expense and selected ratios:

                                      Period from April 26, 1996 (inception)
                                             through December 31, 1996
                                      ---------------------------------------
                                                  (in thousands)
                  Average loans outstanding               $536
                                                       =======
                  Total loans at year end               $5,578
                                                       =======
                  Allowance for loan losses
                    at beginning of period               $----

                  Provision charged to expense              90
                                                       -------
                  Allowance for loan losses
                    at end of year                         $90
                                                       =======

                  Ratio of net charge-offs during
                    the period to average loans
                    outstanding                          N/A

                  Allowance for loan losses as a
                    percentage of loans at period end    1.61%

     In each accounting period, the allowance for loan and lease losses is adjusted by management to the amount necessary to maintain the allowance at adequate levels. Through its credit department, management will attempt to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

     The primary risk element considered by management with respect to each installment and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing periodic financial statements from its commercial loan customers, and periodically reviews existence of collateral and its value.

     Although management believes that the allowance for loan and lease losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period which could be substantial in relation to the size of the allowance for loan and lease losses.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

RETURN ON EQUITY AND ASSETS

     The following table contains selected ratios:

                                          Period from April 26, 1996 (inception)
                                                  to December 31, 1996
                                          --------------------------------------
         Return on average total assets                 (18.50%)
         Return on average equity                       (27.62%)
         Dividend payout ratio                            N/A
         Average equity to average assets                66.96%


ITEM 2.  DESCRIPTION OF PROPERTY

     The Bank leases a recently renovated office in the downtown business district of Mount Clemens. The executive offices of the Corporation are located in the same building. The building lease runs through 2011.


ITEM 3.  LEGAL PROCEEDINGS

     As a depository of funds, the Bank could occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. All such litigation is incidental to the Bank's business.

     The Corporation's management believes that no litigation is threatened or pending in which the Corporation, or its subsidiary, is likely to experience loss or exposure which would materially affect the Corporation's equity, financial position, or liquidity as presented herein.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information shown under the caption "Stock Information" on page 24 of the Stockholder Report of the Corporation, for the period from April 26, 1996 (inception) to December 31, 1996, (exhibit 13) is incorporated by reference herein.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information shown under the caption "Plan of Operation" on page 20 of the Stockholder Report of the Corporation, for the period from April 26, 1996 (inception) to December 31, 1996, (exhibit 13) is incorporated by reference herein.

ITEM 7.  FINANCIAL STATEMENTS

     The information presented under the captions "Consolidated Balance Sheet," "Consolidated Statement of Operations," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flow," and "Notes to Consolidated Financial Statements," on pages 1 through 19 of the Stockholder Report of the Corporation, for the period from April 26, 1996 (inception) to December 31, 1996, as well as the Independent Auditor's Report of Plante & Moran, LLP, dated February 13, 1997, (both exhibit 13) is incorporated by reference herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

     The information listed under the caption "Information about Directors and Nominees as Directors" on page 4 of the Proxy Statement of the Corporation dated March 17, 1997, (exhibit 20) is incorporated by reference herein.

EXECUTIVE OFFICERS

     The following is a list of the executive officers of the Corporation, together with their ages and their present positions. Executive officers of the Corporation are elected annually by the Corporation's Board of Directors to serve for the ensuing year and until their successors are elected and qualified.


               Name and Position                Position Held Since  Age
       ---------------------------------------  -------------------  ---
       Harold W. Allmacher                                           57
         Chairman of the Board and
           Chief Executive Officer                1996 - present

       Richard J. Miller                                             38
         President and Chief Operating Officer    1996 - present

       Andrew Tassopoulos                                            36
         Executive Vice President                 1996 - present

       Peter J. Przybocki
         Corporate Treasurer                      1996 - present     33


In addition, the executive officers listed above held similar positions with Old Kent Bank - Macomb (formerly First National Bank in Macomb County) for substantially all of the previous five years.

ITEM 10.  EXECUTIVE COMPENSATION

     The information detailed under the captions "Board of Directors Meetings and Committees" on pages 5 and 6, "Report of the Compensation Committee," on page 6, "Summary Compensation Table" and "Options Granted in 1996" on page 7, and "Aggregated Stock Option Exercises in 1996 and Year End Option Values" on page 8 of the Proxy Statement of the Corporation dated March 17, 1997, (exhibit
20) is incorporated by reference herein.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information summarized under the caption "Stock Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the Proxy Statement of the Corporation dated March 17, 1997, (exhibit 20) is incorporated by reference herein.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information listed under the caption "Certain Transactions" on page 8 of the Proxy Statement of the Corporation dated March 17, 1997, (exhibit 20) is incorporated by reference herein.

     The information listed under the caption "Leases" on page 9 of the Stockholder Report of the Corporation, for the period from April 26, 1996 (inception) to December 31, 1996, (exhibit 13) is incorporated by reference herein.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     A list of exhibits included as part of this Form 10-KSB is shown in the
Exhibit Index, which immediately precedes such exhibits, and is incorporated by reference herein.


(b)  Reports on Form 8-K

     The Corporation has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1997:


                                    COMMUNITY CENTRAL BANK CORPORATION


                                    S/ HAROLD W. ALLMACHER

                                    -------------------------------------------
                                    Harold W. Allmacher; Chief Executive
                                    Officer
                                     (Principal Executive Officer)


                                    S/ RICHARD J. MILLER

                                    -------------------------------------------
                                    Richard J. Miller; President and
                                     Chief Operating Officer


                                    S/ PETER J. PRZYBOCKI

                                    -------------------------------------------
                                    Peter J. Przybocki, CPA; Corporate Treasurer
                                    (Principal Financial and Accounting
                                    officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 24, 1997:


  S/ HAROLD W. ALLMACHER                      S/ CELESTINA GILES

  --------------------------------            ---------------------------------
  Harold W. Allmacher; Chairman of            Celestina Giles; Director
  the Board

  S/ GEBRAN S. ANTON                          S/ BOBBY L. HILL

  --------------------------------            ---------------------------------
  Gebran S. Anton; Director                   Bobby L. Hill; Director

  S/ JOSEPH CATENACCI                         S/ JOSEPH F. JEANNETTE

  --------------------------------            ---------------------------------
  Joseph Catenacci; Director                  Joseph F. Jeannette; Director

  S/ RAYMOND M. CONTESTI                      S/ RICHARD J. MILLER

  --------------------------------            ---------------------------------
  Raymond M. Contesti; Director               Richard J. Miller; Director

  S/ SALVATORE COTTONE                        S/ DEAN S. PETITPREN

  --------------------------------            ---------------------------------
  Salvatore Cottone; Director                 Dean S. Petitpren; Director

  S/ CAROLE L. SCHWARTZ

  --------------------------------
  Carole L. Schwartz; Director

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


                                EXHIBIT INDEX


EXHIBIT NO.                       EXHIBIT DESCRIPTION
-----------                       -------------------

  3.1        Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

  3.2        Bylaws of the Corporation are incorporated by reference to exhibit 3.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

  10.1       1996 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996 (Management contract or compensatory plan)

  10.2 1996 Stock Option Plan for Nonemployee Directors, is incorporated by reference to exhibit 10.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996 (Management contract or compensatory plan)

  10.3 Lease Agreement between the Corporation and T.A.P. Properties, L.L.C., dated May 16, 1996, is incorporated by reference to exhibit
             10.3 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

  11         Computation of Per Share Earnings

  13 Independent Auditor's Report dated February 3, 1997, and Stockholder Report of the Corporation for the period from April 26, 1996 (inception) to December 31, 1996. Except for the portions of the Stockholder Report that are expressly incorporated by reference in this 10-KSB, the Stockholder Report shall not be deemed filed as a part hereof.

  20 Proxy Statement of the Corporation dated March 17, 1997. Except for the portions of the Proxy Statement that are expressly incorporated by reference in this 10-KSB, the Proxy Statement shall not be deemed filed as a part hereof.


  21         Subsidiaries of the Issuer

  23         Consent of Independent Auditor

  27         Financial Data Schedule