Form 10QSB
period 1997-03-31
COMMUNITY CENTRAL BANK CORP
filed 1997-05-08
CIK 1014133

                                                                       CONFORMED



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended March 31, 1997

                         Commission File No. 333-04113

                       COMMUNITY CENTRAL BANK CORPORATION
       (Exact name of small business issuer as specified in its charter)


                 Michigan                               38-3291744
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
     or organization)


              100 North Main Street, Mount Clemens, MI  48043-5605
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (810) 783-4500
                          ---------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X  No
                                  ----   ----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                                    Outstanding at May 7, 1997
----------------------------------------------           --------------------------
    Common Stock, $5 stated value                              1,265,000 Shares



Transitional Small Business Disclosure Format:
                                          Yes    No  X
                                             ----   ----

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Community Central Bank Corporation (the Corporation) include the consolidation of its subsidiary; Community Central Bank (the Bank).

Following are the Corporation's Consolidated Balance Sheet as of March 31, 1997, and December 31, 1996, and Consolidated Statements of Operations and Cash Flow for the three month period ended March 31, 1997. These unaudited financial statements are for interim periods, and do include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED BALANCE SHEET
(Unaudited)


                                                   March 31,  December 31,
     Assets                                         1997         1996
     ----------------------------------            ---------  ------------
                                                        (in thousands)
     Cash and due from banks                        $  1,829   $  1,358
     Federal funds sold                               13,450     14,300
     ----------------------------------             --------   --------
       Cash and Cash Equivalents                      15,279     15,658
     ----------------------------------             --------   --------

     Investment securities, at amortized cost (1)      8,347      ----

     Loans
       Residential mortgage loans                      9,283      3,950
       Commercial loans                                6,977      1,336
       Installment loans                               1,003        292
    -----------------------------------             --------   --------
       Total Loans                                    17,263      5,578
     Allowance for loan losses                          (260)       (90)
     ----------------------------------             --------   --------
       Net Loans                                      17,003      5,488
     ----------------------------------             --------   --------

     Net property and equipment                        1,801      1,696
     Accrued interest receivable                         162         17
     Other assets                                        220        226
     ----------------------------------             --------   --------
       Total Assets                                 $ 42,812   $ 23,085
     ==============================                 ========   ========

(1) The fair value of investment securities (to be held to maturity) was $8.3 million at March 31, 1997.

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED BALANCE SHEET, CONTINUED
(Unaudited)


                                                 March 31,          December 31,
Liabilities and Stockholders' Equity                1997               1996
------------------------------------             ----------         ------------
                                                 (in thousands, except share data)
Deposits
 Noninterest bearing demand deposits               $ 4,384            $ 1,619
 NOW and money market accounts                       5,959              2,724
 Savings deposits                                      739                276
 Time deposits                                      21,462              7,562
----------------------------------                 -------            -------
 Total deposits                                     32,544             12,181
----------------------------------                 -------            -------

Accrued interest payable                                65                 32
Other liabilities                                       46                112
Capital lease obligation                             1,024              1,020
----------------------------------                 -------            -------
 Total Liabilities                                  33,679             13,345
----------------------------------                 -------            -------
Stockholders' Equity
 Common stock -- $5 stated value; 9,000,000
   shares authorized; 1,265,000 shares issued
   and outstanding at 3/31/97; 1,150,000 shares
   outstanding at 12/31/96                           6,325              5,750
 Additional paid-in capital                          4,195              4,770
 Accumulated deficit                                (1,387)              (780)
----------------------------------                 -------            -------
 Total Stockholders' Equity                          9,133              9,740
----------------------------------                 -------            -------
Total Liabilities and Stockholders' Equity         $42,812            $23,085
==========================================         =======            =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                Three Months Ended
                                                    March 31,
                                                       1997
    ------------------------------              -------------------
                                           (in thousands, except per share data)
    Interest Income
     Loans (including fees)                          $    229
     Investment securities                                 33
     Federal funds sold                                   228
   -------------------------                         --------
     Total Interest Income                                490
   -------------------------                         --------
    Interest Expense
     Deposits                                             248
     Capital lease obligation                              34
   -------------------------                         --------
     Total Interest Expense                               282
   -------------------------                         --------
     Net Interest Income                                  208
    Provision for loan losses                             170
   -------------------------                         --------
     Net Interest Income after Provision                   38
   -------------------------                         --------
    Noninterest Income
     Deposit service charges                               11
     Other income                                           5
   -------------------------                         --------
     Total Noninterest Income                              16
   -------------------------                         --------
    Noninterest Expense
     Salaries, benefits, and payroll taxes                320
     Premises and fixed asset expense                     124
     Other operating expense                              217
   -------------------------                         --------
    Total Noninterest Expense                             661
   -------------------------                         --------
     Loss Before Taxes                                   (607)
    Provision for income taxes                           ----
   -------------------------                         --------
     Net Loss                                           ($607)
   =========================                         ========
     Per share data:
     Primary Net Loss                                  ($0.48)
   =========================                         ========
     Fully Diluted Net Loss                            ($0.48)
   =========================                         ========
     Cash Dividends                                  $ ----
   =========================                         ========

 CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


    CONSOLIDATED STATEMENT OF CASH FLOW                       Three Months Ended
    (Unaudited)                                                    March 31,
                                                                     1997
    -----------------------------------------                 --------------------
                                                                 (in thousands)
    Operating Activities:
     Net loss                                                         ($607)
     Adjustments to reconcile net loss to net cash flow
       from operating activities:
      Net accretion of security discount                                 (3)
      Provision for loan losses                                         170
      Depreciation expense                                              101
      Increase in accrued interest receivable                          (145)
      Decrease in other assets                                            6
      Increase in accrued interest payable                               33
      Decrease in other liabilities                                     (32)
   ---------------------------------------------                   --------
     Net Cash Used in Operating Activities                             (477)

    Investing Activities:
     Purchases of investment securities                              (8,344)
     Net increase in loans                                          (11,685)
     Purchases of property and equipment                               (206)
   ---------------------------------------------                   --------
     Net Cash Used in Investing Activities                          (20,235)

    Financing Activities:
     Net increase in demand and savings deposits                      6,463
     Net increase in time deposits                                   13,900
     Repayments of capital lease obligation                             (30)
   ---------------------------------------------                   --------
     Net Cash Provided by Financing Activities                       20,333
   ---------------------------------------------                   --------
    Decrease in Cash and Cash Equivalents                              (379)
    Cash and Cash Equivalents at the Beginning
     of the Year                                                     15,658
   ---------------------------------------------                   --------
    Cash and Cash Equivalents at the End
     of the Period                                                 $ 15,279
   =============================================                   ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

The Corporation's plan of operation for the next twelve months is to raise funds by attracting deposits. Management does not contemplate the need to raise additional funds by other means. Based on current growth projections, management believes that the Corporation is likely to have adequate funds to meet its cash requirements for at least the next several years. The Corporation is in the process of launching telephone and computer banking services to be provided by its data processing vendor, but has no other plans for product research and development which would be performed within the next 12 months. During the next twelve months, the Corporation does not anticipate the need for any significant equipment expenditures. Also, no significant changes are expected in staffing levels over that same period.

ANALYSIS OF FINANCIAL CONDITION

The Corporation's total assets have increased by 85%, or $19.7 million, to $42.8 million at March 31, 1997, compared with $23.1 million at December 31, 1996.

During the three months ended March 31, total deposits rose by $20.4 million, while total loans increased by $11.7 million. The Corporation used the excess proceeds to invest $8.3 million in securities during the period.

The following table shows the amortized cost and fair value of the Corporation's security portfolio as of the date indicated. On the balance sheet, investment securities (i.e., those which the Corporation has the ability and intent to hold to maturity) are stated at cost, adjusted for amortization of premium and accretion of discount.



                                                  March 31, 1997
                                      ----------   ----------    ----------
                                       Amortized                     Fair
                                         Cost        Variance        Value
                                      ----------   ----------    ----------
                                                   (in thousands)
    Investment securities:

    United States Treasury               $4,224         ($41)        $4,183
    United States Government agencies     4,123          (32)         4,091
                                         ------       ------         ------
        Total investment securities      $8,347         ($73)        $8,274
                                         ======        =====         ======


COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


Total loans increased by $11.7 million during the three months ended March 31, 1997, as the Corporation began building its loan base. Commercial loans grew by $5.6 million, while residential mortgage loans increased by $5.3 million.

Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. No loans were placed in nonaccrual status during the quarter.

In each accounting period management evaluates the problems and potential losses in the loan portfolio. The results of this evaluation are reflected in the allowance and periodic provision for loan losses.

At March 31, 1997, there were no significant loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which, in management's judgment, may result in disclosure of such loans. Furthermore, management is not aware of any potential problem loans which could have a material effect on the Corporation's operating results, liquidity, or capital resources.

The Bank grants loans to customers who live primarily in Macomb County and metropolitan Detroit. Although the Bank has a diversified loan portfolio, nearly all of the Bank's residential real estate portfolio consists of loans for 1 to 4 family homes located in Macomb County.

During the three months ended March 31, 1997, total deposits increased by 167%, or $20.4 million, to $32.5 million.

The Corporation declared a 10% stock dividend on April 1, 1997. The dividend was paid on April 30, 1997, to stockholders of record on April 15, 1997. As a result, approximately $575,000 was transferred from additional paid-in capital to common stock.

Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item:


                                                  March 31,   December 31,      Minimum
                                                    1997        1996          Requirement
                                                  ---------   ------------    -----------
 Tier I capital to risk-weighted assets             48.17%       110.88%        4.00%
 Total capital to risk-weighted assets              49.42%       111.91%        8.00%
 Tier I capital to average assets (leverage)        27.97%        66.70%        4.00%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


ANALYSIS OF RESULTS OF OPERATIONS

The following table shows the dollar amount of changes in net interest income for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to changes in average balances (volume) or average rates. Variances that are jointly attributable to BOTH volume and rate changes have been allocated to the volume component.


                                                   Three Months Ended March 31, 1997,
                                                                  vs.
                                                 Three Months Ended December 31, 1996
                                                 ------------------------------------
                                                                Increase  (Decrease)
                                                                Due to Changes In
                                                              -----------------------
                                                   Total         Volume        Rate
                                                 --------       --------     --------
                                                             (in thousands)
Earning Assets - Interest Income:
  Federal funds sold                                $76           $78             ($2)
  Investment securities                              33            33            ----
  Loans                                             187           195              (8)
                                                -------       -------         -------
    Total                                           296           306             (10)
                                                -------       -------         -------


Deposits and Borrowed Funds - Interest Expense:
  NOW and money market accounts                      27            27            ----
  Savings deposits                                    3             3            ----
  Time deposits                                     176           176            ----
  Capitalized lease obligation                        1             1            ----
                                                -------       -------         -------
    Total                                           207           207            ----
                                                -------       -------         -------
Net Interest Margin                                 $89           $99            ($10)
                                                =======       =======         =======



For the quarter ended March 31, 1997, net interest income increased by 75%, or $89,000, over the fourth quarter of 1996. This was due to a significant rise in the volume of interest earning assets, especially in loans. On the liability side, interest bearing liability volumes increased sharply as the Corporation began to build a deposit base. The net interest margin fell slightly in the quarter, to 2.81%, compared with 3.63% for the fourth quarter of 1996.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


AVERAGE BALANCE SHEET

The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three month period ended March 31, 1997. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees. Average investment securities are based on amortized cost.

                                             Three Months Ended March 31,
                                         -----------------------------------
                                                        1997
                                         ---------    ---------       ---------

                                                                       Average
                                                      Interest          Rate
                                           Average    Income/          Earned/
                                           Balance    Expense           Paid
                                          ---------   --------        ---------
                                                    (in thousands)
Assets:
  Federal funds sold                         $17,763     $228          5.13%
  Investment securities                        2,071       33          6.33
  Loans                                        9,754      229          9.39
                                             -------     ----         -----
Total Earning Assets/Total Interest
  Income                                      29,588      490          6.62%
                                             -------     ----         -----


Cash and due from banks                        1,154
All other assets                               1,910
                                             -------

Total Assets                                 $32,652
                                             =======
Liabilities and Stockholders' Equity:
  NOW and money market accounts              $ 3,739       35          3.69%
  Savings deposits                               520        3          2.56
  Time deposits                               15,088      210          5.57
  Capitalized lease obligation                 1,013       34         13.49
                                             -------     ----         -----

Total Interest Bearing Liabilities/Total
  Interest Expense                            20,360      282          5.54%
                                             -------     ----         -----

Noninterest bearing demand deposits            2,713
All other liabilities                             96
Stockholders' equity                           9,483
                                             -------


Total Liabilities and Stockholders'
  Equity                                     $32,652
                                             =======
Net Interest Income                                      $208
                                                         ====
Net Interest Margin (Net Interest
  Income/Total Earning Assets)                                         2.81%
                                                                      =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally defined by the mix of the banking institution's potential sources and uses of funds. For the Corporation, the major sources of liquidity have been federal funds sold, and loans (including demand loans). At March 31, 1997, federal funds sold amounted to $13.5 million. Loans (including demand loans) amounted to $17.3 million at March 31, 1997. The Corporation's large deposits which might experience volatile rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit, of which the balance was $11.1 million at March 31, 1997.

Managing rates on earning assets and interest bearing liabilities focuses on maintaining stability in the net interest spread, an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position, to avoid wide swings in spreads and to manage risk due to changes in interest rates.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


The following table shows the rate sensitivity of the Corporation's interest earning assets and interest bearing liabilities as of March 31, 1997. This table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio. For the purposes of this table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period, generally according to its contractual terms.



                                            After Three       After One
                                   Within    Months But        Year But       After
                                    Three    Within One          Within        Five
                                   Months          Year      Five Years       Years   Total
                                 ---------  ------------    ------------  ----------  ---------
                                                         (in thousands)
Interest earning assets:
  Federal funds sold              $13,450       $  ----         $  ----      $ ----   $13,450
  Investment securities              ----         2,992           5,355        ----     8,347
  Loans                             5,104           683           5,338       6,138    17,263
                                  -------       -------         -------      ------   -------
    Total                          18,554         3,675          10,693       6,138   $39,060
                                  -------       -------         -------      ------   =======

Interest bearing liabilities:
  NOW and money market
    accounts                        5,959          ----            ----        ----   $ 5,959
  Savings deposits                    739          ----            ----        ----      739
  Jumbo time deposits               8,326         2,790            ----        ----    11,116
  Time deposits < $100,000            501         9,761              84        ----    10,346
  Capitalized lease obligation       ----          ----              44         980     1,024
                                  -------       -------         -------      ------   -------
    Total                          15,525        12,551             128         980   $29,184
                                  -------       -------         -------      ------   =======


Interest rate sensitivity gap     $ 3,029       (8,876)          10,565       5,158
Cumulative interest rate
  sensitivity gap                              ($5,847)         $ 4,718      $9,876
Interest rate sensitivity gap
  ratio                              1.20         0.29            83.54        6.26
Cumulative interest rate
  sensitivity gap ratio                           0.79             1.17        1.34



The preceding table indicates the time periods in which interest earning assets and interest bearing liabilities will mature or may be repriced, generally according to their contractual terms. However, this table does not necessarily indicate the impact that general interest rate movements would have on the Corporation's net interest yield, because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and by different increments. At March 31, 1997, the Corporation is considered "liability sensitive" according to the preceding table. In a rising rate environment, the Corporation might not be able to increase rates on earning assets faster than the increase in rates on interest bearing liabilities.

The Corporation is also implementing a personal computer-based model to simulate the effects of possible interest rate changes. As a guideline, the Corporation intends to limit estimated negative exposure to changing rates within the ensuing year to 5% of net interest income. The exposure estimate will be based on a variety of assumptions built into the model, and assumed interest rate changes of plus or minus 200 basis points. The results of this analysis will be reported to the Board of Directors, to assist in the interest rate risk management process.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


ALLOWANCE FOR LOAN LOSSES

The following table shows changes in the allowance for loan losses arising from additions to the allowance that were charged to expense, and a selected ratio:

                                       Three Months Ended
                                            March 31,
                                              1997
                                        ---------------
                                         (in thousands)


Allowance for loan losses at
 beginning of period                           $ 90

Provision charged to expense                    170
                                               ----

Allowance for loan losses at end of period     $260
                                               ====
Allowance for loan losses as a percentage
 of loans at period end                        1.51%



In each accounting period, the allowance for loan losses is adjusted by management, taking a variety of factors into account. Through its credit department, management will attempt to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

The primary risk element considered by management regarding each installment and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements concerning commercial loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers, and periodically reviews existence of collateral and its value.

Although management believes that the allowance for loan losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period that could be substantial in relation to the size of the allowance for loan losses.

Management is not aware of any factors that would cause future net loan charge-offs, in total or by loan category, to significantly differ from those experienced by institutions of similar size.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

As a depository of funds, the Bank could occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. All such litigation is incidental to the Bank's business.

The Corporation's management is not aware of any threatened or pending litigation.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     A list of exhibits included as part of this Form 10-QSB is shown in the
     Exhibit Index, which immediately precedes such exhibits, and is incorporated by reference herein.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 1997.


                               COMMUNITY CENTRAL BANK CORPORATION





                               By:  S/ HAROLD W. ALLMACHER
                                  ------------------------
                                       Harold W. Allmacher;
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)





                               By:  S/ RICHARD J. MILLER
                                  ----------------------
                                       Richard J. Miller;
                               President and Chief Operating Officer





                               By:  S/ PETER J. PRZYBOCKI
                                  ----------------------------
                                       Peter J. Przybocki, CPA;
                               Corporate Treasurer
                               (Principal Financial and Accounting Officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                 EXHIBIT INDEX






EXHIBIT
NUMBER   EXHIBIT DESCRIPTION
-------  -------------------

 3.1 Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Corporation's Registration Statement on Form SB-2 (Commission File Number 333-04113) which became effective September 23, 1996

 3.2 Bylaws of the Corporation are incorporated by reference to exhibit 3.2 of the Corporation's Registration Statement on Form SB-2 (Commission File Number 333-04113) which became effective September 23, 1996

  11     Computation of Per Share Earnings

  27     Financial Data Schedule