Form 10QSB
period 1997-06-30
COMMUNITY CENTRAL BANK CORP
filed 1997-07-30
CIK 1014133

                                                                       CONFORMED



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 1997

                         Commission File No. 333-04113

                       COMMUNITY CENTRAL BANK CORPORATION
                       ----------------------------------
       (Exact name of small business issuer as specified in its charter)


                 Michigan                               38-3291744
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
     or organization)


         100 North Main Street, PO Box 7, Mount Clemens, MI  48046-0007
         --------------------------------------------------------------
                    (Address of principal executive offices)

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
                                                Yes   X   No
                                                     ---     ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                                  Outstanding at July 28, 1997
           -----                                  ----------------------------
Common Stock, $5 stated value                            1,265,000 Shares



Transitional Small Business Disclosure Format:
                                          Yes    No    X
                                             ----     ----

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Community Central Bank Corporation (the Corporation) include the consolidation of its subsidiary; Community Central Bank (the Bank).

Following are the Corporation's Consolidated Balance Sheet as of June 30, 1997, and December 31, 1996, Consolidated Statements of Operations for the three and six month periods ended June 30, 1997, and Consolidated Statement of Cash Flow for the six month period ended June 30, 1997. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for the interim periods ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED BALANCE SHEET
(Unaudited)




                                                      June 30,  December 31,
   Assets                                              1997        1996
   ----------------------------------                ---------  ------------
                                                        (in thousands)

   Cash and due from banks                              $3,000     $1,358
   Federal funds sold                                    8,250     14,300

   ----------------------------------                  -------    -------
     Cash and Cash Equivalents                          11,250     15,658

   ----------------------------------                  -------    -------

   Securities available for sale, at fair value (1)        987       ----
   Investment securities, at amortized cost (2)         10,332       ----

   Loans
     Residential mortgage loans                         13,402      3,950
     Commercial loans                                   14,300      1,336
     Installment loans                                   1,794        292

   ----------------------------------                  -------    -------
     Total Loans                                        29,496      5,578
   Allowance for loan losses                              (450)       (90)

   ----------------------------------                  -------    -------
     Net Loans                                          29,046      5,488

   ----------------------------------                  -------    -------

   Net property and equipment                            2,046      1,696
   Accrued interest receivable                             327         17
   Other assets                                            179        226

   ----------------------------------                  -------    -------
     Total Assets                                      $54,167    $23,085
   ==================================                  =======    =======



(1) The amortized cost of securities available for sale was $1.0 million at June 30, 1997.

(2) The fair value of investment securities (to be held to maturity) was $10.3 million at June 30, 1997. Investment securities of $0.8 million were pledged at June 30, 1997, to secure short term borrowings.

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED BALANCE SHEET, CONTINUED
(Unaudited)


                                                                   June 30,       December 31,
Liabilities and Stockholders' Equity                                1997             1996

------------------------------------                              ----------------------------
                                                                (in thousands, except share data)

Deposits
 Noninterest bearing demand deposits                               $   6,032           $    1,619
 NOW and money market accounts                                         6,463                2,724
 Savings deposits                                                        746                  276
 Time deposits                                                        30,337                7,562

------------------------------------------                         ---------           ----------
 Total deposits                                                       43,578               12,181

------------------------------------------                         ---------           ----------

Short term borrowings                                                    788                 ----
Accrued interest payable                                                 107                   32
Other liabilities                                                        101                  112
Capitalized lease obligation                                           1,029                1,020

------------------------------------------                         ---------           ----------
 Total Liabilities                                                    45,603               13,345
------------------------------------------                         ---------           ----------
Stockholders' Equity
 Common stock -- $5 stated value; 9,000,000
   shares authorized; 1,265,000 shares issued
   and outstanding at 6/30/97; 1,150,000 shares
   outstanding at 12/31/96                                             6,325                5,750
 Additional paid-in capital                                            4,195                4,770
 Accumulated deficit                                                  (1,956)                (780)

------------------------------------------                         ---------           ----------
 Total Stockholders' Equity                                            8,564                9,740

------------------------------------------                         ---------           ----------
Total Liabilities and Stockholders' Equity                         $  54,167           $   23,085
==========================================                         =========           ==========



COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)



                                                    Three Months Ended                         Six Months Ended
                                                          June 30,                                 June 30,
                                                            1997                                     1997

------------------------------------                ------------------                         ----------------
                                                                 (in thousands, except per share data)
Interest Income
  Loans (including fees)                                   $    570                                   $   799
  Securities                                                    128                                       161
  Federal funds sold                                            135                                       363

------------------------------------                       --------                                   -------
  Total Interest Income                                         833                                     1,323

------------------------------------                       --------                                   -------

Interest Expense
  Deposits                                                      437                                       685
  Short term borrowings                                           3                                         3
  Capitalized lease obligation                                   34                                        68

------------------------------------                       --------                                   -------
  Total Interest Expense                                        474                                       756

------------------------------------                       --------                                   -------
  Net Interest Income                                           359                                       567
Provision for loan losses                                       190                                       360

------------------------------------                       --------                                   -------
  Net Interest Income after Provision                           169                                       207

------------------------------------                       --------                                   -------
Noninterest Income
  Deposit service charges                                        15                                        26
  Mortgage banking income                                        20                                        20
  Other income                                                   12                                        17

------------------------------------                       --------                                   -------
  Total Noninterest Income                                       47                                        63

------------------------------------                       --------                                   -------
Noninterest Expense
  Salaries, benefits, and payroll taxes                         341                                       661
  Premises and fixed asset expense                              165                                       289
  Other operating expense                                       279                                       496

------------------------------------                       --------                                   -------
  Total Noninterest Expense                                     785                                     1,446

------------------------------------                       --------                                   -------
   Loss Before Taxes                                           (569)                                   (1,176)
Provision for income taxes                                     ----                                      ----

------------------------------------                       --------                                   -------
   Net Loss                                                   ($569)                                  ($1,176)
====================================                       ========                                   =======
Per share data
   Net Loss                                                  ($0.45)                                   ($0.93)
====================================                       ========                                   =======
   Cash Dividends                                             $----                                     $----
====================================                       ========                                   =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)






     CONSOLIDATED STATEMENT OF CASH FLOW                         Six Months Ended
     (Unaudited)                                                     June 30,
                                                                       1997

     ---------------------------------------------------         ----------------
                                                                  (in thousands)
     Operating Activities
      Net loss                                                        ($1,176)
      Adjustments to reconcile net loss to net cash flow
        from operating activities:
       Net accretion of security discount                                  (8)
       Provision for loan losses                                          360
       Depreciation expense                                               220
       Increase in accrued interest receivable                           (310)
       Decrease in other assets                                            47
       Increase in accrued interest payable                                75
       Increase in other liabilities                                       58

     -----------------------------------------------                  -------
      Net Cash Used in Operating Activities                              (734)

     Investing Activities
       Purchases of securities available for sale                        (986)
       Purchases of investment securities                             (10,325)
       Net increase in loans                                          (23,918)
       Purchases of property and equipment                               (570)

     -----------------------------------------------                  -------
       Net Cash Used in Investing Activities                          (35,799)

     Financing Activities
       Net increase in demand and savings deposits                      8,622
       Net increase in time deposits                                   22,775
       Net increase in short term borrowings                              788
       Repayments of capitalized lease obligation                         (60)

     -----------------------------------------------                  -------
       Net Cash Provided by Financing Activities                       32,125

     -----------------------------------------------                  -------
     Decrease in Cash and Cash Equivalents                             (4,408)
     Cash and Cash Equivalents at the Beginning
       of the Year                                                     15,658

     -----------------------------------------------                  -------
     Cash and Cash Equivalents at the End
       of the Period                                                  $11,250
     ===============================================                  =======

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

ANALYSIS OF FINANCIAL CONDITION

The Corporation's total assets have increased by 135%, or $31.1 million, to $54.2 million at June 30, 1997, compared with $23.1 million at December 31, 1996. During the second quarter, assets increased by $11.4 million over March 31.

During the six months ended June 30, total deposits rose by $31.4 million, while total loans increased by $23.9 million. The Corporation reduced its cash holdings and used excess deposit proceeds to invest $11.3 million in securities during the six month period.

The following table shows the amortized cost and fair value of the Corporation's security portfolio as of the date indicated. On the balance sheet, investment securities (i.e., those which the Corporation has the ability and intent to hold to maturity) are stated at cost, adjusted for amortization of premium and accretion of discount. Securities available for sale are reported at fair value.



                                                                 June 30, 1997
                                                      ---------  -------------    -------
                                                      Amortized                     Fair
                                                        Cost        Variance        Value
                                                      ---------  -------------    -------
                                                                (in thousands)

Securities Available for Sale
   United States Government agencies                  $  987      $  ----          $  987
                                                     -------      -------         -------
       Total Securities Available for Sale               987         ----             987
                                                     -------      -------         -------

Investment Securities
   United States Treasury                              4,977            4           4,981
   United States Government agencies                   5,355           (5)          5,350
                                                     -------      -------         -------
       Total Investment Securities                    10,332           (1)         10,331
                                                     -------      -------         -------

       Total Securities                              $11,319          ($1)        $11,318
                                                     =======      =======         =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


Total loans increased by $23.9 million during the six months ended June 30, 1997, as the Corporation began to build its loan base. Commercial loans grew by $13.0 million, while residential mortgage loans increased by $9.5 million. Total loan growth was $12.2 million during the second quarter.

Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. No loans were placed in nonaccrual status during the six month period.

In each accounting period management evaluates the problems and potential losses in the loan portfolio. The results of this evaluation are reflected in the allowance and periodic provision for loan losses.

At June 30, 1997, there were no significant loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which, in management's judgment, may result in disclosure of such loans. Furthermore, management is not aware of any potential problem loans which could have a material effect on the Corporation's operating results, liquidity, or capital resources.

The Bank grants loans to customers who live primarily in Macomb County and metropolitan Detroit. Although the Bank has a diversified loan portfolio, nearly all of the Bank's residential real estate portfolio consists of loans secured by one to four family homes located in Macomb County.

During the six months ended June 30, 1997, total deposits increased by 258%, or $31.4 million, to $43.6 million. Second quarter deposit growth totaled $11.0 million.

Short term borrowings at June 30, 1997, represent securities sold with an agreement to repurchase them the following day. The maximum amount outstanding at any month end during 1997 was $0.8 million. The average rate on the ending balance of short term borrowings at June 30, 1997, was 5.20%.

The Corporation declared a 10% stock dividend on April 1, 1997. The dividend was paid on April 30, 1997, to stockholders of record on April 15, 1997. As a result, approximately $575,000 was transferred from additional paid-in capital to common stock.

Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item:


                                                   June 30,     December 31,      Minimum
                                                    1997           1996          Requirement
                                                   --------     ------------     -----------

Tier I capital to risk-weighted assets               27.11%          110.88%           4.00%
Total capital to risk-weighted assets                28.37%          111.91%           8.00%
Tier I capital to average assets (leverage)          18.05%           66.70%           4.00%

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



                                               Three Months Ended June 30, 1997,
                                                              vs.
                                               Three Months Ended March 31,1997
                                               ---------------------------------
                                                            Increase  (Decrease)
                                                            Due to Changes In
                                                            --------------------
                                               Total        Volume         Rate
                                               -----        ------         ----
                                                            (in thousands)

Earning Assets - Interest Income
  Federal funds sold                              ($93)       ($111)        $18
  Securities                                        95           98          (3)
  Loans                                            341          343          (2)
                                                 -----        -----        ----

    Total                                          343          330          13
                                                 -----        -----        ----

Deposits and Borrowed Funds - Interest Expense
  NOW and money market accounts                     18           17           1
  Savings deposits                                   1            1         ---
  Time deposits                                    170          160          10
  Short term borrowings                              3            3         ---
  Capitalized lease obligation                     ---          ---         ---
                                                 -----        -----        ----
    Total                                          192          181          11
                                                 -----        -----        ----
Net Interest Margin                               $151         $149          $2
                                                 =====        =====        ====



For the quarter ended June 30, 1997, net interest income increased by 73%, or $151,000, over the first quarter of 1997. This was due to a significant rise in the volume of interest earning assets, especially in loans. On the liability side, interest bearing liability volumes increased sharply as the Corporation continued to build its deposit base. The net interest margin rose during the quarter, to 3.34%, compared with 2.81% for the first quarter of 1997.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


AVERAGE BALANCE SHEET

The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and six month periods ended June 30, 1997. Average balances for all securities are calculated using amortized cost. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees.



                                              Three Months Ended June 30,           Six Months Ended June 30,
                                             ----------------------------           -------------------------
                                                       1997                                   1997
                                             -------   --------    -------        -------   --------    -------
                                                                    Average                             Average
                                                       Interest      Rate                   Interest     Rate
                                             Average   Income/      Earned/       Average   Income/     Earned/
                                             Balance   Expense       Paid         Balance   Expense      Paid
                                             -------   --------    -------        -------   --------    -------
                                                                       (in thousands)
Assets
  Federal funds sold                          $9,785       $135       5.53%       $13,752     $363       5.28%
  Securities                                   8,793        128       5.82          5,450      161       5.92
  Loans                                       24,454        570       9.33         17,145      799       9.32

                                             -------      -----     ------        -------    -----       ----
Total Earning Assets/Total Interest
  Income                                      43,032        833       7.75         36,347    1,323       7.28

                                                          -----     ------                   -----       ----
Cash and due from banks                        2,308                                1,734
All other assets                               2,117                                2,014

                                             -------                              -------
Total Assets                                 $47,457                              $40,095
                                             =======                              =======
Liabilities and Stockholders' Equity
  NOW and money market accounts               $5,592         53       3.81         $4,671       88       3.76
  Savings deposits                               693          4       2.42            607        8       2.48
  Time deposits                               26,025        380       5.84         20,587      589       5.73
  Short term borrowings                          198          3       5.19             99        3       5.19
  Capitalized lease obligation                 1,016         34      13.50          1,014       68      13.49

                                             -------      -----     ------        -------     ----      -----
Total Interest Bearing Liabilities/Total
  Interest Expense                            33,524        474       5.66         26,978      756       5.60

                                                          -----     ------                    ----      -----
Noninterest bearing demand deposits            4,911                                3,818
All other liabilities                            122                                  108
Stockholders' equity                           8,900                                9,191
                                               -----                                -----
Total Liabilities and Stockholders'
  Equity                                     $47,457                              $40,095
                                            ========                             ========
Net Interest Income                                        $359                               $567
                                                           ====                               ====
Net Interest Margin (Net Interest
  Income/Total Earning Assets)                                        3.34%                              3.12%
                                                                      ====                               ====


COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally defined by the mix of the banking institution's potential sources and uses of funds. For the Corporation, the major sources of liquidity have been federal funds sold, securities available for sale, and loans (including demand loans) which mature within one year. At June 30, 1997, federal funds sold amounted to $8.3 million, while the fair value of securities available for sale was $1.0 million. Loans (including demand loans) maturing within a year amounted to $7.5 million at June 30, 1997. The Corporation's large deposits which might experience balance fluctuations in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit, of which the balance was $14.4 million at June 30, 1997.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


The following table shows the rate sensitivity of the Corporation's interest earning assets and interest bearing liabilities as of June 30, 1997. This table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio. For the purposes of this table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period, generally according to its contractual terms.



                                                          June 30, 1997
                                            After Three     After One
                                Within      Months But      Year But        After
                                 Three      Within One       Within         Five
                                Months         Year         Five Years      Years       Total

                                ------      -----------     ----------      -----       -----
                                                           (in thousands)
Interest Earning Assets
  Federal funds sold             $8,250       $ ---            $ ---          $ ---      $8,250
  Securities (1)                    ---       5,484           5,835             ---      11,319
  Loans                          11,778         895          10,123           6,700      29,496

                                 ------       -----          ------           -----     -------
    Total                        20,028       6,379          15,958           6,700     $49,065
                                 ------       -----          ------           -----     =======
Interest Bearing Liabilities
  NOW and money market
    accounts                      6,463         ---             ---             ---       $6,463
  Savings deposits                  746         ---             ---             ---          746
  Jumbo time deposits             8,246       6,058             100             ---       14,404
  Time deposits < $100,000          497      14,884             552             ---       15,933
  Short term borrowings             788         ---             ---             ---          788
  Capitalized lease obligation      ---         ---              59             970        1,029

                                 ------      ------          ------            ----      -------

    Total                        16,740      20,942             711             970      $39,363
                                 ------      ------          ------            ----      =======


(1) Securities in the "available for sale" category are reported in this table at amortized cost.



   Interest rate sensitivity gap       $3,288  ($14,563)  $15,247  $5,730
   Cumulative interest rate
     sensitivity gap                            (11,275)    3,972   9,702
   Interest rate sensitivity gap
     ratio                               1.20      0.30     22.44    6.91
   Cumulative interest rate
     sensitivity gap ratio                         0.70      1.10    1.25


The preceding table indicates the time periods in which interest earning assets and interest bearing liabilities will mature or may be repriced, generally according to their contractual terms. However, this table does not necessarily indicate the impact that general interest rate movements would have on the Corporation's net interest yield, because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and by different increments. At June 30, 1997, the Corporation is considered "liability sensitive" according to the preceding table. In a rising rate environment, the Corporation might not be able to increase rates on earning assets faster than the increase in rates on interest bearing liabilities.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


The Corporation is also implementing a personal computer-based model to simulate the effects of possible interest rate changes. As a guideline, the Corporation intends to limit estimated negative exposure to changing rates within the ensuing year to 15% of net interest income. The exposure estimate will be based on a variety of assumptions built into the model, and assumed interest rate changes of plus or minus 200 basis points. The results of this analysis will be reported to the Board of Directors, to assist in the interest rate risk management process.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


ALLOWANCE FOR LOAN LOSSES

The following table shows changes in the allowance for loan losses arising from additions to the allowance that were charged to expense, and a selected ratio:

                                                Six Months Ended
                                                    June 30,
                                                      1997
                                              ------------------
                                                (in thousands)


Allowance for loan losses at
  beginning of period                               $  90

Provision charged to expense                          360
                                                    -----

Allowance for loan losses at end of period          $ 450
                                                    =====
Allowance for loan losses as a percentage
  of loans at period end                             1.53%


In each accounting period, the allowance for loan losses is adjusted by management taking a variety of factors into account. Through its credit department, management will attempt to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Corporation held an annual meeting of stockholders on April 15, 1997. At this meeting an election was held to re-elect three directors. The proposed terms of these directors expire in 2000. The voting results for each nominee were as follows:


        Total For
           Joseph Catenacci           1,056,853
           Raymond M. Contesti        1,056,853
           Celestina Giles            1,057,353

        Total Withheld For
           All nominees                    None

        Abstentions
           Joseph Catenacci               1,200
           Raymond M. Contesti            1,200
           Celestina Giles                  700

        Broker Non-Votes                  3,900


As a result, Mr. Catenacci, Dr. Contesti, and Ms. Giles were re-elected. In addition, directors Harold W. Allmacher, Gebran S. Anton, Salvatore Cottone, Bobby L. Hill, Joseph F. Jeannette, Richard J. Miller, Dean S. Petitpren, and Carole L. Schwartz, whose terms in office did not expire at the meeting, continued in office.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 1997.


                          COMMUNITY CENTRAL BANK CORPORATION





                          By:  S/ HAROLD W. ALLMACHER
                               --------------------------------
                               Harold W. Allmacher;
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)





                          By:  S/ RICHARD J. MILLER
                               --------------------------------
                               Richard J. Miller;
                               President and Chief Operating Officer





                          By:  S/ PETER J. PRZYBOCKI
                               --------------------------------
                               Peter J. Przybocki, CPA;
                               Corporate Treasurer
                               (Principal Financial and Accounting Officer)

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