Form 10QSB
period 1997-09-30
COMMUNITY CENTRAL BANK CORP
filed 1997-11-04
CIK 1014133

                                                                       CONFORMED



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------
                         Commission File No. 333-04113

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

                                 (810) 783-4500
                                 --------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---    ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                         Outstanding at October 31, 1997
         ------                        -------------------------------
Common Stock, $5 stated value                1,265,000 Shares



Transitional Small Business Disclosure Format:

                                          Yes         No    X
                                              -----       -----

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Community Central Bank Corporation (the Corporation) include the consolidation of its subsidiary; Community Central Bank (the Bank).

Following are the Corporation's Consolidated Balance Sheet as of September 30, 1997 and 1996, and December 31, 1996, Consolidated Statement of Operations for the three and nine month periods ended September 30, 1997, and Consolidated Statement of Cash Flow for the nine month period ended September 30, 1997. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for the interim periods ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED BALANCE SHEET
(Unaudited)


                                                  September 30,  December 31,  September 30,
Assets                                               1997          1996           1996
----------------------------------                ---------      ---------     ---------
                                                  (in thousands)

Cash and due from banks                            $ 2,086       $ 1,358        $   212
Federal funds sold and other                         5,000        14,300         10,000
----------------------------------                 -------       -------        -------
  Cash and Cash Equivalents                          7,086        15,658         10,212
----------------------------------                 -------       -------        -------

Securities available for sale, at fair value (1)     3,880          ----           ----
Investment securities, at amortized cost (2)        15,225          ----           ----

Loans
  Residential mortgage loans                        15,582         3,950           ----
  Commercial loans                                  21,251         1,336           ----
  Installment loans                                  2,317           292           ----

----------------------------------                 -------       -------        -------
  Total Loans                                       39,150         5,578           ----
Allowance for loan losses                             (590)          (90)          ----
----------------------------------                 -------       -------        -------
  Net Loans                                         38,560         5,488           ----
----------------------------------                 -------       --------       -------

Net property and equipment                           1,933         1,696            230
Accrued interest receivable                            422            17           ----
Other assets                                           220           226            211
----------------------------------                 -------       -------        -------
  Total Assets                                     $67,326       $23,085        $10,653
==================================                 =======       =======        =======


(1) The amortized cost of securities available for sale was $3.9 million at September 30, 1997.

(2) The fair value of investment securities (to be held to maturity) was $15.2 million at September 30, 1997. Investment securities of $0.9 million were pledged at September 30, 1997, to secure short term borrowings.

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED BALANCE SHEET, CONTINUED
(Unaudited)



                                                  September 30,  December 31,  September 30,
Liabilities and Stockholders' Equity                 1997          1996           1996
------------------------------------------        ---------      ---------     ---------
                                               (in thousands, except share data)

Deposits
 Noninterest bearing demand deposits               $ 5,766       $ 1,619        $  ----
 NOW and money market accounts                       7,732         2,724           ----
 Savings deposits                                    2,018           276           ----
 Time deposits                                      41,525         7,562           ----

------------------------------------------         -------       -------        -------
 Total deposits                                     57,041        12,181           ----
------------------------------------------         -------       -------        -------

Short term borrowings                                  894          ----           ----
Accrued interest payable                               133            32           ----
Other liabilities                                       80           112            305
Capitalized lease obligation                         1,033         1,020           ----
------------------------------------------         -------       -------        -------
 Total Liabilities                                  59,181        13,345            305
------------------------------------------         -------       -------        -------
Stockholders' Equity
 Common stock -- $5 stated value; 9,000,000
   shares authorized; 1,265,000 shares issued
   and outstanding at 9-30-1997; 1,150,000
   shares outstanding at 12-31-1996                  6,325         5,750          5,750
 Additional paid-in capital                          4,195         4,770          4,770
 Accumulated deficit                                (2,380)         (780)          (172)
 Unrealized gain on securities
   available for sale                                    5          ----           ----
------------------------------------------         -------       -------        -------
 Total Stockholders' Equity                          8,145         9,740         10,348
------------------------------------------         -------       -------        -------
Total Liabilities and Stockholders' Equity         $67,326       $23,085        $10,653
==========================================         =======       =======        =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)




                                                Three Months Ended                       Nine Months Ended
                                                  September 30,                            September 30,
                                                     1997                                       1997
------------------------------------                -------                                    -------
                                                          (in thousands, except per share data)
Interest Income
 Loans (including fees)                              $  822                                     $ 1,621
 Securities                                             205                                         366
 Federal funds sold                                     129                                         492
------------------------------------                 ------                                     -------
 Total Interest Income                                1,156                                       2,479

------------------------------------                 ------                                     -------
Interest Expense
 Deposits                                               621                                       1,306
 Short term borrowings                                   10                                          13
 Capitalized lease obligation                            35                                         103

------------------------------------                 ------                                     -------
 Total Interest Expense                                 666                                       1,422

------------------------------------                 ------                                     -------
 Net Interest Income                                    490                                       1,057
Provision for loan losses                               140                                         500

------------------------------------                 ------                                     -------
 Net Interest Income after Provision                    350                                         557

------------------------------------                 ------                                     -------
Noninterest Income
 Deposit service charges                                 18                                          44
 Mortgage banking income                                 42                                          62
 Other income                                            14                                          31

------------------------------------                 ------                                     -------
 Total Noninterest Income                                74                                         137

------------------------------------                 ------                                     -------
Noninterest Expense
 Salaries, benefits, and payroll taxes                  370                                       1,031
 Premises and fixed asset expense                       166                                         455
 Other operating expense                                312                                         808

------------------------------------                 ------                                     -------
Total Noninterest Expense                               848                                       2,294

------------------------------------                 ------                                     -------
 Loss Before Taxes                                     (424)                                     (1,600)
Provision for income taxes                             ----                                        ----

------------------------------------                 ------                                     -------
 Net Loss                                             ($424)                                    ($1,600)
====================================                 ======                                     =======
Per share data
 Net Loss                                            ($0.34)                                    ($1.26)
====================================                 ======                                     =======
 Cash Dividends                                      $ ----                                     $  ----
====================================                 ======                                     =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)





     CONSOLIDATED STATEMENT OF CASH FLOW                  Nine Months Ended
     (Unaudited)                                              September 30,
                                                                   1997

     ---------------------------------------------              ----------
                                                             (in thousands)
     Operating Activities
      Net loss                                                     ($1,600)
      Adjustments to reconcile net loss to net cash flow
        from operating activities:
       Net accretion of security discount                              (15)
       Provision for loan losses                                       500
       Depreciation expense                                            343
       Gain on sale of mortgage loans                                  (60)
       Increase in accrued interest receivable                        (405)
       Decrease in other assets                                          6
       Increase in accrued interest payable                            101
       Increase in other liabilities                                    71
     ---------------------------------------------                 -------
      Net Cash Used in Operating Activities                         (1,059)

     Investing Activities
      Purchases of securities available for sale                    (3,874)
      Purchases of investment securities                           (15,491)
      Calls and prepayments of investment securities                   280
      Sales of mortgage loans                                        5,999
      Net increase in loans                                        (39,511)
      Purchases of property and equipment                             (580)
     ---------------------------------------------                 -------
      Net Cash Used in Investing Activities                        (53,177)

     Financing Activities
      Net increase in demand and savings deposits                   10,897
      Net increase in time deposits                                 33,963
      Net increase in short term borrowings                            894
      Repayments of capitalized lease obligation                       (90)
     ---------------------------------------------                 -------
      Net Cash Provided by Financing Activities                     45,664
     ---------------------------------------------                 -------
     Decrease in Cash and Cash Equivalents                          (8,572)
     Cash and Cash Equivalents at the Beginning
      of the Year                                                   15,658
     ---------------------------------------------                 -------
     Cash and Cash Equivalents at the End
      of the Period                                                $ 7,086
     =========================================                     =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

The Corporation's plan of operation for the next twelve months is to raise funds by attracting deposits. Management does not contemplate the need to raise additional funds by other means. Based on current growth projections, management believes that the Corporation is likely to have adequate funds to meet its cash requirements for at least the next several years. The Corporation has no plans for product research and development which would be performed within the next 12 months. During the next twelve months, the Corporation does not anticipate the need for any significant equipment expenditures. Also, no significant changes are expected in staffing levels over that same period.

ANALYSIS OF FINANCIAL CONDITION

The Corporation's total assets have increased by 191%, or $44.2 million, to $67.3 million at September 30, 1997, compared with $23.1 million at December 31, 1996. During the third quarter, assets increased by $13.2 million over June 30.

During the nine months ended September 30, 1997, total deposits increased by $44.9 million, while total portfolio loans rose by $33.6 million. The Corporation reduced its cash holdings, and used loan sale and excess deposit proceeds to invest $19.4 million in securities during the nine month period.

The following table shows the amortized cost and fair value of the Corporation's security portfolio as of the date indicated. On the balance sheet, investment securities (i.e., those which the Corporation has the ability and intent to hold to maturity) are stated at cost, adjusted for amortization of premium and accretion of discount. Securities available for sale are reported at fair value.



                                                       September 30, 1997
                                            --------      --------         --------
                                            Amortized                         Fair
                                              Cost         Variance          Value
                                            --------      --------         --------
                                                       (in thousands)

Securities Available for Sale
   United States Government agencies         $ 3,875            $5          $ 3,880
                                             -------      --------          -------
       Total Securities Available for Sale     3,875             5            3,880

                                             -------      --------          -------

Investment Securities
   United States Treasury                      4,983             6            4,989
   United States Government agencies           5,107            11            5,118
   Mortgage backed securities                  1,411            (1)           1,410
   Collateralized mortgage obligations         3,724             1            3,725
                                             -------      --------          -------
       Total Investment Securities            15,225            17           15,242
                                             -------      --------          -------

       Total Securities                      $19,100           $22          $19,122
                                             =======       =======          =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


Total portfolio loans increased by $33.6 million during the nine months ended September 30, 1997, as the Corporation began to build its loan base.
Commercial loans grew by $19.9 million, while residential mortgage loans increased by $11.6 million. Total loan growth was $9.7 million during the third quarter. During 1997, the Corporation sold residential mortgages (with a book value of $5.9 million) without recourse to the Federal National Mortgage Association (FNMA). The net gain from such sales totaled $60,000.

Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. No loans were placed in nonaccrual status during the nine month period.

In each accounting period management evaluates the problems and potential losses in the loan portfolio. The results of this evaluation are reflected in the allowance and periodic provision for loan losses.

At September 30, 1997, there were no significant loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which, in management's judgment, may result in disclosure of such loans. Furthermore, management is not aware of any potential problem loans which could have a material effect on the Corporation's operating results, liquidity, or capital resources.

The Bank grants loans to customers who live primarily in Macomb County and metropolitan Detroit. Although the Bank has a diversified loan portfolio, nearly all of the Bank's residential real estate portfolio consists of loans secured by one to four family homes located in Macomb County.

During the nine months ended September 30, 1997, total deposits increased by 368%, or $44.9 million, to $57.0 million. Third quarter deposit growth totaled $13.5 million.

Short term borrowings at September 30, 1997, represent securities sold with an agreement to repurchase them the following day. The maximum amount outstanding at any month end during 1997 was $0.9 million. The average rate on the ending balance of short term borrowings at September 30, 1997, was 5.20%.

The Corporation declared a 10% stock dividend on April 1, 1997. The dividend was paid on April 30, 1997, to stockholders of record on April 15, 1997. As a result, approximately $575,000 was transferred from additional paid-in capital to common stock.

Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item:


                                          September 30,  December 31,           Minimum
                                              1997           1996              Requirement
                                           --------        --------             --------
Tier I capital to risk-weighted assets        19.74%       110.88%              4.00%
Total capital to risk-weighted assets         20.99%       111.91%              8.00%
Tier I capital to average assets (leverage)   13.13%        66.70%              4.00%

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




                                                   Three Months Ended September 30, 1997,
                                                                     vs.
                                                      Three Months Ended June 30, 1997
                                                    -------------------------------------
                                                                   Increase  (Decrease)
                                                                   Due to Changes In
                                                                  -----------------------
                                                     Total         Volume          Rate
                                                   --------       --------       --------
                                                                (in thousands)
Earning Assets - Interest Income
  Federal funds sold                                   ($6)         ($11)       $    5
  Securities                                            77            72             5
  Loans                                                252           244             8
                                                    ------        ------        ------
    Total                                              323           305            18
                                                    ------        ------        ------

Deposits and Borrowed Funds - Interest Expense
  NOW and money market accounts                         25            24             1
  Savings deposits                                       8             7             1
  Time deposits                                        151           146             5
  Short term borrowings                                  7             7          ----
  Capitalized lease obligation                           1             1          ----
                                                    ------        ------        ------
    Total                                              192           185             7
                                                    ------        ------        ------
Net Interest Income                                 $  131        $  120        $   11
                                                    ======        ======        ======



For the quarter ended September 30, 1997, net interest income increased by 36%, or $131, over the second quarter of 1997. This was due to a sharp rise in the volume of interest earning assets, especially in loans. On the liability side, interest bearing liability volumes also increased significantly as the Corporation continued to build its deposit base. The net interest margin rose during the quarter, to 3.42%, compared with 3.34% for the second quarter of 1997.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


AVERAGE BALANCE SHEET

The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and nine month periods ended September 30, 1997. Average balances for all securities are calculated using amortized cost. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees.


                                              Three Months Ended September 30,          Nine Months Ended September 30,
                                             ------------------------------------      ------------------------------------
                                                            1997                                      1997
                                             ---------     ---------    ---------      ---------    ---------     ---------
                                                                         Average                                  Average
                                                           Interest        Rate                   Interest          Rate
                                               Average     Income/       Earned/        Average      Income/        Earned/
                                               Balance     Expense        Paid          Balance      Expense          Paid
                                              ---------   ---------     ---------      ---------    ---------     ---------
                                                                      (in thousands)
Assets
  Federal funds sold                           $ 9,020      $   129          5.71%       $12,157     $   492          5.40%
  Securities                                    13,531          205          6.06          8,174         366          5.97
  Loans                                         34,782          822          9.45         23,088       1,621          9.36
                                               -------      -------       -------        -------     -------       -------
Total Earning Assets/Total Interest
  Income                                        57,333        1,156          8.06         43,419       2,479          7.61
                                                            -------       -------                    -------       -------
Cash and due from banks                          2,610                                     2,029
All other assets                                 2,051                                     2,027
                                               -------                                   -------
Total Assets                                   $61,994                                   $47,475
                                               =======                                   =======
Liabilities and Stockholders' Equity
  NOW and money market accounts                 $8,027          78           3.86        $ 5,802         165          3.80
  Savings deposits                               1,506          12           3.20            910          20          2.87
  Time deposits                                 35,934         531           5.91         25,758       1,121          5.80
  Short term borrowings                            800          10           5.24            336          13          5.19
  Capitalized lease obligation                   1,021          35          13.52          1,017         103         13.49
                                               -------     -------        -------        -------     -------       -------
Total Interest Bearing Liabilities/Total
  Interest Expense                              47,288         666           5.63         33,823       1,422          5.61
                                                           -------        -------                    -------       -------
Noninterest bearing demand deposits              6,142                                     4,601
All other liabilities                              169                                       129
Stockholders' equity                             8,395                                     8,922
                                               -------                                   -------
Total Liabilities and Stockholders'
  Equity                                       $61,994                                   $47,475
                                               =======                                   =======
Net Interest Income                                       $   490                                    $ 1,057
                                                          =======                                    =======
Net Interest Margin (Net Interest
  Income/Total Earning Assets)                                               3.42%                                    3.25%
                                                                          =======                                  =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally defined by the mix of the banking institution's potential sources and uses of funds. For the Corporation, the major sources of liquidity have been federal funds sold, securities available for sale, and loans (including demand loans) which mature within one year. At September 30, 1997, federal funds sold amounted to $5.0 million, while the fair value of securities available for sale was $3.9 million. Loans (including demand loans) maturing within a year amounted to $10.2 million at September 30, 1997. The Corporation's large deposits which might experience balance fluctuations in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit, of which the balance was $20.5 million at September 30, 1997.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


The following table shows the rate sensitivity of the Corporation's interest earning assets and interest bearing liabilities as of September 30, 1997. This table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio. For the purposes of this table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period, generally according to its contractual terms.




                                                   September 30, 1997
                               --------------------------------------------------------------
                                            After Three    After One
                                Within      Months But     Year But        After
                                 Three      Within One     Within          Five
                                Months         Year       Five Years       Years       Total
                               ---------   -----------   -----------     ----------  ---------
                                                         (in thousands)
Interest Earning Assets
  Federal funds sold            $ 5,000     $   ----       $  ----        $  ----     $ 5,000
  Securities (1)                  1,998        3,986        11,424          1,692      19,100
  Loans                          15,084        2,536        15,525          6,005      39,150
                                -------      -------       -------        -------     -------
    Total                        22,082        6,522        26,949          7,697     $63,250
                                -------      -------       -------        -------     =======

Interest Bearing Liabilities
  NOW and money market
    accounts                      7,732         ----          ----           ----      $7,732
  Savings deposits                2,018         ----          ----           ----       2,018
  Jumbo time deposits            10,975        9,459           102           ----      20,536
  Time deposits < $100,000          397       20,142           450           ----      20,989
  Short term borrowings             894         ----          ----           ----         894
  Capitalized lease obligation     ----         ----            74            959       1,033
                                -------      -------       -------        -------     -------
    Total                        22,016       29,601           626            959     $53,202

                                -------      -------       -------        -------     =======





Interest rate sensitivity gap   $    66      (23,079)       26,323          6,738
Cumulative interest rate
  sensitivity gap                           $(23,013)      $ 3,310        $10,048
Interest rate sensitivity gap
  ratio                            1.00         0.22         43.05           8.03
Cumulative interest rate
  sensitivity gap ratio                         0.55          1.06           1.19
(1) All securities are reported in this table at amortized cost.



The preceding table indicates the time periods in which interest earning assets and interest bearing liabilities will mature or may be repriced, generally according to their contractual terms. However, this table does not necessarily indicate the impact that general interest rate movements would have on the Corporation's net interest yield, because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and by different increments. At September 30, 1997, the Corporation is considered "liability sensitive" according to the preceding table. In a rising rate environment, the Corporation might not be able to increase rates on earning assets faster than the increase in rates on interest bearing liabilities.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


ALLOWANCE FOR LOAN LOSSES

The following table shows changes in the allowance for loan losses arising from additions to the allowance that were charged to expense, and a selected ratio:

                                        Nine Months Ended
                                          September 30,
                                              1997
                                           ------------
                                          (in thousands)


Allowance for loan losses at
  beginning of period                           $ 90

Provision charged to expense                     500
                                                ----
Allowance for loan losses at end of period      $590
                                                ====
Allowance for loan losses as a percentage
  of loans at period end                        1.51%



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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                             SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 1997.


                              COMMUNITY CENTRAL BANK CORPORATION





                              By:  S/ HAROLD W. ALLMACHER
                              Harold W. Allmacher;
                              Chairman of the Board and Chief Executive Officer (Principal Executive Officer)





                              By:  S/ RICHARD J. MILLER
                              Richard J. Miller;
                              President and Chief Operating Officer





                              By:  S/ PETER J. PRZYBOCKI
                              Peter J. Przybocki, CPA;
                              Corporate Treasurer
                              (Principal Financial and Accounting Officer)

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