Form 10KSB40
period 1997-12-31
COMMUNITY CENTRAL BANK CORP
filed 1998-03-27
CIK 1014133

                                                                       CONFORMED
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1997 Commission File No. 333-04113

                       COMMUNITY CENTRAL BANK CORPORATION
                 (Name of small business issuer in its charter)

           Michigan                                     38-3291744
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


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
         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenue for its most recent fiscal year was $4,133,000

         As of March 19, 1998, 1,265,000 shares of Common Stock of the issuer were outstanding. The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $12.3 million as of March 19, 1998; based on the average of the bid and asked prices ($12.25) on that date. (For purposes of this calculation, 265,000 shares owned by the members of the Corporation's Board of Directors have been excluded.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part II Part of Stockholder Report of the issuer for the year ended December 31, 1997.

         Part III Part of the Proxy Statement of the issuer dated March 27, 1998.


Transitional Small Business Disclosure Format                 Yes      No  X
                                                                 ---      ---

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE CORPORATION

         Community Central Bank Corporation (the Corporation) is a bank holding company under the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act). As a bank holding company, the Corporation is subject to regulation by the Federal Reserve Board. The Corporation was organized on April 26, 1996, under the laws of the State of Michigan, and formed Community Central Bank (the Bank) effective September 16, 1996. The Corporation exists primarily for the purpose of holding all the stock of the Bank, and of such other subsidiaries as it may acquire or establish.

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

         The Bank, through its office at 100 North Main Street, Mount Clemens, Michigan provides a wide variety of commercial banking services to individuals, businesses, governmental units, and other institutions. Its services include accepting time, demand and savings deposits, including regular checking accounts, NOW and money market accounts, and certificates of deposit. In addition, the Bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and provides safe deposit facilities. The Bank has an automated teller machine (ATM) which participates in the Magic Line system, a regional network, as well as other ATM networks throughout the country. In addition to the foregoing services, the Bank provides its customers with extended banking hours and a system to perform certain transactions by telephone or personal computer.

EFFECT OF GOVERNMENT MONETARY POLICIES

         The earnings of the Corporation are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government, its agencies, and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States Government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies. The Bank has not been required to maintain reserves with the Federal Reserve Bank based on current deposits.

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

         With respect to the acquisition of banking organizations, the Corporation is required to obtain the prior approval of the Federal Reserve Board before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such acquisition, it will own or control more than 5% of the voting shares of such bank. Acquisitions across state lines are subject to certain state and Federal Reserve Board restrictions.

EMPLOYEES

         As of December 31, 1997, the Corporation and the Bank employed 34 persons (full-time equivalent).

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


         The competitive factors among financial institutions can be classified into two categories; competitive rates and competitive services. Interest rates are widely advertised and thus competitive, especially in the area of time deposits. From a service standpoint, financial institutions compete against each other in types and quality of services. The Bank is generally competitive with other financial institutions in its area with respect to interest rates paid on time and savings deposits, fees charged on deposit accounts, and interest rates charged on loans. With respect to services, the Bank offers a customer service oriented atmosphere which management believes is better suited to its customers' needs than that which is offered by other institutions in the local market.

         Pursuant to state regulations, the Bank is limited in the amount that it may lend to a single borrower. As of December 31, 1997 the legal lending limit was approximately $1.1 million; however, that limit can be expanded (for individual loans) to approximately $1.8 million with approval of the Board of Directors.

LOAN PORTFOLIO

         Residential real estate loans are generally for owner occupied, one to four family homes, which are secured by mortgages. The majority of these loans have a fixed interest rate. The Bank has no material foreign or agricultural loans, and no material loans to energy producing customers.

         Loans are placed in a nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. For the period ended December 31, 1997, no loans were placed in nonaccrual status. At December 31, 1997, there were no significant loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which, in management's judgment, may result in disclosure of such loans. Furthermore, management is not aware of any potential problem loans which could have a material effect on the Corporation's operating results, liquidity, or capital resources. Management is not aware of any other factors that would cause future net loan charge-offs, in total and by loan category, to significantly differ from those experienced by institutions of similar size.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


ALLOWANCE FOR LOAN LOSSES

         In each accounting period, the allowance for loan losses is adjusted by management to the amount necessary to maintain the allowance at adequate levels. Through its credit department, management will attempt to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

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


RETURN ON EQUITY AND ASSETS

         The following table contains selected ratios:



                                                       Year ended          Period from April 26, 1996 (inception)
                                                   December 31, 1997                to December 31, 1996
                                                   ---------------         --------------------------------

         Return on average total assets                   (3.55%)                         (18.50%)
         Return on average equity                        (22.20%)                         (27.62%)
         Dividend payout ratio                               N/A                              N/A
         Average equity to average assets                 16.00%                           66.96%

ITEM 2.  DESCRIPTION OF PROPERTY

         The Bank leases a renovated office in the downtown business district of Mount Clemens. The executive offices of the Corporation are located in the same building. The building lease runs through 2011.


ITEM 3.  LEGAL PROCEEDINGS

         As a depository of funds, the Bank could occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. All such litigation is incidental to the Bank's business.

         The Corporation's management believes that no litigation is threatened or pending in which the Corporation, or its subsidiary, is likely to experience loss or exposure which would materially affect the Corporation's equity, results of operations, or liquidity as presented herein.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information shown under the caption "Stock Information" on page 29 of the Stockholder Report of the Corporation, for the year ended December 31, 1997, (exhibit 13) is incorporated by reference herein.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information shown under the caption "Plan of Operation" on page 24 of the Stockholder Report of the Corporation, for the year ended December 31, 1997, (exhibit 13) is incorporated by reference herein.

ITEM 7.  FINANCIAL STATEMENTS

         The information presented under the captions "Consolidated Balance Sheet," "Consolidated Statement of Operations," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flow," and "Notes to Consolidated Financial Statements," on pages 1 through 23 of the Stockholder Report of the Corporation, for the year ended December 31, 1997, as well as the Independent Auditor's Report of Plante & Moran, LLP, dated January 29, 1998, (both exhibit 13) is incorporated by reference herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information listed under the caption "Information about Directors and Nominees as Directors" on page 4 of the Proxy Statement of the Corporation dated March 27, 1998, (exhibit 20) is incorporated by reference herein.

EXECUTIVE OFFICERS

         The following is a list of the executive officers of the Corporation, together with their ages and their present positions. Executive officers of the Corporation are elected annually by the Corporation's Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

         Name and Position                  Position Held Since         Age
         -----------------                  -------------------         ---

Harold W. Allmacher
   Chairman of the Board and
     Chief Executive Officer                1996 - present              58

Richard J. Miller
   President and Chief Operating Officer    1996 - present              39

Andrew Tassopoulos
   Executive Vice President                 1996 - present              37

Peter J. Przybocki
   Corporate Treasurer                      1996 - present              34

In addition, the executive officers listed above held positions with Old Kent Bank - Macomb (formerly First National Bank in Macomb County) for substantially all of the three year period prior to the inception of the Corporation.

ITEM 10.  EXECUTIVE COMPENSATION

         The information detailed in the last two paragraphs under the captions "Board of Directors Meetings and Committees" on pages 5 and 6, "Report of the Compensation Committee," on pages 6 and 7, "Summary Compensation Table" and "Options Granted in 1997" on page 7, and "Aggregated Stock Option Exercises in 1997 and Year End Option Values" on page 8 of the Proxy Statement of the Corporation dated March 27, 1998, (exhibit 20) is incorporated by reference herein.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information summarized under the caption "Stock Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the Proxy Statement of the Corporation dated March 27, 1998, (exhibit 20) is incorporated by reference herein.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information listed under the caption "Certain Transactions" on page 8 of the Proxy Statement of the Corporation dated March 27, 1998, (exhibit 20) is incorporated by reference herein.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998:


                             COMMUNITY CENTRAL BANK CORPORATION


                             S/ HAROLD W. ALLMACHER
                             --------------------------------
                             Harold W. Allmacher; Chief Executive Officer
                             (Principal Executive Officer)


                             S/ RICHARD J. MILLER
                             --------------------------------
                             Richard J. Miller; President and
                             Chief Operating Officer


                             S/ PETER J. PRZYBOCKI
                             --------------------------------
                             Peter J. Przybocki, CPA; Corporate Treasurer
                             (Principal Financial and Accounting officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 27, 1998:


S/ HAROLD W. ALLMACHER                      S/ CELESTINA GILES
----------------------------------          --------------------------------
Harold W. Allmacher; Chairman of the Board  Celestina Giles; Director

S/ GEBRAN S. ANTON                          S/ BOBBY L. HILL
----------------------------------          --------------------------------
Gebran S. Anton; Director                   Bobby L. Hill; Director

S/ JOSEPH CATENACCI                         S/ JOSEPH F. JEANNETTE
----------------------------------          --------------------------------
Joseph Catenacci; Director                  Joseph F. Jeannette; Director

S/ RAYMOND M. CONTESTI                      S/ RICHARD J. MILLER
----------------------------------          --------------------------------
Raymond M. Contesti; Director               Richard J. Miller; Director

S/ SALVATORE COTTONE                        S/ DEAN S. PETITPREN
----------------------------------          --------------------------------
Salvatore Cottone; Director                 Dean S. Petitpren; Director

                                            S/ CAROLE L. SCHWARTZ
                                            --------------------------------
                                            Carole L. Schwartz; Director

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


                                  EXHIBIT INDEX


           EXHIBIT NO.                               EXHIBIT DESCRIPTION
           -----------                               -------------------

                   3.1 Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

                   3.2 Bylaws of the Corporation are incorporated by reference to exhibit 3.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

                  10.1 1996 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996 (Management contract or compensatory plan)

                  10.2 1996 Stock Option Plan for Nonemployee Directors, is incorporated by reference to exhibit 10.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996 (Management contract or compensatory plan)

                  10.3 Lease Agreement between the Corporation and T.A.P. Properties, LLC, dated May 16, 1996, is incorporated by reference to exhibit 10.3 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

                  11           Computation of Per Share Earnings

                  13 Independent Auditor's Report dated January 29, 1998, and Stockholder Report of the Corporation for the year ended December 31, 1997. Except for the portions of the Stockholder Report that are expressly incorporated by reference in this 10-KSB, the Stockholder Report shall not be deemed filed as a part hereof.

                  20 Proxy Statement of the Corporation dated March 27, 1998. Except for the portions of the Proxy Statement that are expressly incorporated by reference in this 10-KSB, the Proxy Statement shall not be deemed filed as a part hereof.

                  21           Subsidiaries of the Issuer

                  23           Consent of Independent Auditor

                  27           Financial Data Schedule