Form 10QSB
period 1998-03-31
COMMUNITY CENTRAL BANK CORP
filed 1998-05-08
CIK 1014133

                                                                       CONFORMED



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended                     March 31, 1998
                                                   --------------

                          Commission File No. 333-04113

                       COMMUNITY CENTRAL BANK CORPORATION
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

      Michigan                                   38-3291744
      --------                                   ----------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

          100 North Main Street, PO Box 7, Mount Clemens, MI 48046-0007
          -------------------------------------------------------------
                    (Address of principal executive offices)

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
                                            Yes   X           No
                                                 ---              ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                           Outstanding at May 8, 1998
                  -----                           --------------------------
     Common Stock, $5 stated value                     1,391,455 Shares



Transitional Small Business Disclosure Format:
                                              Yes            No  X
                                                  ---           ---

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Community Central Bank Corporation (the Corporation) include the consolidation of its subsidiary; Community Central Bank (the Bank).

Following are the Corporation's Consolidated Balance Sheet as of March 31, 1998 and 1997, and December 31, 1997, and Consolidated Statements of Operations, Comprehensive Income, and Cash Flow for the three month periods ended March 31, 1998 and 1997. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                     March 31,           December 31,             March 31,
Assets                                                 1998                  1997                   1997
------                                               ---------             ---------              ---------
                                                                      (in thousands)

Cash and due from banks                               $   4,304             $   2,279             $   1,829
Federal funds sold                                       10,550                 1,250                13,450
                                                      ---------             ---------             ---------
   Cash and Cash Equivalents                             14,854                 3,529                15,279
                                                      ---------             ---------             ---------

Securities available for sale, at fair value              5,378                 5,392                    --
Investment securities, at amortized cost                 13,189                15,115                 8,347

Loans
   Residential mortgage loans                            29,284                21,314                 9,283
   Commercial loans                                      37,101                29,165                 6,977
   Installment loans                                      3,212                 2,656                 1,003
                                                      ---------             ---------             ---------
   Total Loans                                           69,597                53,135                17,263
Allowance for credit losses                                (960)                 (800)                 (260)
                                                      ---------             ---------             ---------
   Net Loans                                             68,637                52,335                17,003
                                                      ---------             ---------             ---------

Net property and equipment                                1,723                 1,814                 1,801
Accrued interest receivable                                 579                   499                   162
Other assets                                                205                   221                   220
                                                      ---------             ---------             ---------
   Total Assets                                       $ 104,565             $  78,905             $  42,812
                                                      =========             =========             =========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED BALANCE SHEET
(Unaudited)


                                                         March 31,      December 31,     March 31,
Liabilities and Stockholders' Equity                       1998             1997           1997
------------------------------------                     ---------      ------------     ---------
                                                               (in thousands, except share data)

Deposits
   Noninterest bearing demand deposits                   $  10,192       $   7,323       $   4,384
   NOW and money market accounts                             9,201           9,834           5,959
   Savings deposits                                          2,046           2,057             739
   Time deposits                                            72,473          49,141          21,462
                                                         ---------       ---------       ---------
   Total deposits                                           93,912          68,355          32,544
                                                         ---------       ---------       ---------

Short term borrowings                                        1,561           1,403              --
Accrued interest payable                                       247             191              65
Other liabilities                                              116              84              46
Capitalized lease obligation                                 1,036           1,035           1,024
                                                         ---------       ---------       ---------
   Total Liabilities                                        96,872          71,068          33,679
                                                         ---------       ---------       ---------
Stockholders' Equity
   Common stock -- $5 stated value; 9,000,000
        shares authorized; 1,391,483
        shares issued and outstanding at 3-31-1998;
        1,265,000 shares
        outstanding at 12-31-1997 and 3-31-1997              6,957           6,325           6,325
   Additional paid-in capital                                3,563           4,195           4,195
   Accumulated deficit                                      (2,855)         (2,712)         (1,387)
   Unrealized gain on securities available
     for sale, net of tax                                       28              29              --
                                                         ---------       ---------       ---------
   Total Stockholders' Equity                                7,693           7,837           9,133
                                                         ---------       ---------       ---------
Total Liabilities and Stockholders' Equity               $ 104,565       $  78,905       $  42,812
                                                         =========       =========       =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                                                                     Three Months Ended March 31,
                                                                    1998                      1997
                                                                 ---------                 ---------
                                                                (in thousands, except per share data)

Interest Income
   Loans (including fees)                                        $ 1,414                   $   229
   Securities                                                        310                        33
   Federal funds sold                                                 80                       228
                                                                 -------                   -------
   Total Interest Income                                           1,804                       490
                                                                 -------                   -------
Interest Expense
   Deposits                                                          984                       248
   Short term borrowings                                              15                        --
   Capitalized lease obligation                                       35                        34
                                                                 -------                   -------
   Total Interest Expense                                          1,034                       282
                                                                 -------                   -------
   Net Interest Income                                               770                       208
Provision for credit losses                                          160                       170
                                                                 -------                   -------
   Net Interest Income after Provision                               610                        38
                                                                 -------                   -------
Noninterest Income
   Deposit service charges                                            28                        11
   Net realized security gains                                         6                        --
   Mortgage banking income                                            10                        --
   Other income                                                       26                         5
                                                                 -------                   -------
   Total Noninterest Income                                           70                        16
                                                                 -------                   -------
Noninterest Expense
   Salaries, benefits, and payroll taxes                             392                       320
   Premises and fixed asset expense                                  140                       124
   Other operating expense                                           291                       217
                                                                 -------                   -------
Total Noninterest Expense                                            823                       661
                                                                 -------                   -------
   Loss Before Taxes                                                (143)                     (607)
Provision for income taxes                                            --                        --
                                                                 -------                   -------
   Net Loss                                                      $  (143)                  $  (607)
                                                                 =======                   =======
Per share data:
   Basic Net Loss                                                $ (0.10)                  $ (0.44)
                                                                 =======                   =======
   Cash Dividends                                                $    --                   $    --
                                                                 =======                   =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)




                                                                              Three Months Ended March 31,
                                                                             1998                     1997
                                                                          ----------               ---------
                                                                                    (in thousands)

Net Loss as Reported                                                        $(143)                   $(607)

Other Comprehensive Income
   Change in unrealized gain on securities
     available for sale, net of tax                                             9                       --
                                                                            -----                    -----
Comprehensive Income (Loss)                                                 $(134)                   $(607)
                                                                            =====                    =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)



                                                                             Three Months Ended March 31,
                                                                             1998                  1997
                                                                           ----------            ---------
                                                                                  (in thousands)
Operating Activities
   Net loss                                                                 $   (143)           $   (607)
   Adjustments to reconcile net loss to net cash flow
     from operating activities:
    Net accretion of security discount                                            (4)                 (3)
    Net realized security gains                                                   (6)                 --
    Gain on sale of mortgage loans                                                (7)                 --
    Provision for credit losses                                                  160                 170
    Depreciation expense                                                          91                 101
    Increase in accrued interest receivable                                      (80)               (145)
    Decrease in other assets                                                      16                   6
    Increase in accrued interest payable                                          56                  33
    Increase (decrease) in other liabilities                                      53                 (32)
                                                                            --------            --------
   Net Cash Provided by (Used in) Operating Activities                           136                (477)

Investing Activities
   Maturities, calls, and prepayments of securities available for sale           529                  --
   Purchases of investment securities                                           (202)             (8,344)
   Maturities, calls, and prepayments of investment securities                 1,636                  --
   Sales of residential mortgage loans                                         1,022                  --
   Net increase in loans                                                     (17,477)            (11,685)
   Purchases of property and equipment                                            --                (206)
                                                                            --------            --------
   Net Cash Used in Investing Activities                                     (14,492)            (20,235)

Financing Activities
   Net increase in demand and savings deposits                                 2,225               6,463
   Net increase in time deposits                                              23,332              13,900
   Net increase in short term borrowings                                         158                  --
   Repayments of capitalized lease obligation                                    (34)                (30)
                                                                            --------            --------
   Net Cash Provided by Financing Activities                                  25,681              20,333
                                                                            --------            --------
Increase (Decrease) in Cash and Cash Equivalents                              11,325                (379)
Cash and Cash Equivalents at the Beginning
   of the Year                                                                 3,529              15,658
                                                                            --------            --------
Cash and Cash Equivalents at the End
   of the Period                                                            $ 14,854            $ 15,279
                                                                            ========            ========

Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                            $    943            $    215
                                                                            ========            ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the Corporation's operating results and financial condition for the periods ended March 31, 1998 and 1997, should be read in conjunction with the financial statements and statistical data presented elsewhere. The discussion and analysis contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, and projections. These statements are not guarantees of future performance, and involve certain risks and uncertainties. Actual results may materially differ from what may be expressed herein.

FINANCIAL CONDITION

The Corporation's total assets have increased by 33%, or $25.7 million, to $104.6 million at March 31, 1998, compared with $78.9 million at December 31, 1997.

During the three months ended March 31, total deposits rose by $25.6 million, while total loans increased by $16.5 million. The increased liquidity resulting from the deposit growth is being held as federal funds sold, and is available to finance continued loan growth.

The following table shows the amortized cost and estimated fair value of the Corporation's security portfolio as of the dates indicated. On the balance sheet, investment securities (i.e., those which the Corporation has the ability and intent to hold to maturity) are stated at cost, adjusted for amortization of premium and accretion of discount. Securities available for sale are shown on the balance sheet at estimated fair value.


                                               March 31, 1998         December 31, 1997        March 31, 1997
                                            -------------------      -------------------     ------------------
                                            Amortized      Fair      Amortized     Fair      Amortized    Fair
                                               Cost       Value         Cost       Value        Cost      Value
                                            ---------     -----      ---------     -----     ---------    -----
                                                                       (in thousands)

Securities Available for Sale
   United States Government agencies         $ 3,381     $ 3,420      $ 3,875     $ 3,906     $    --    $    --
   Mortgage backed securities                  1,054       1,056        1,085       1,084          --         --
   Collateralized mortgage obligations           901         902          403         402          --         --
                                             -------     -------      -------     -------     -------    -------
       Total Securities Available for Sale     5,336       5,378        5,363       5,392          --         --
                                             -------     -------      -------     -------     -------    -------

Investment Securities
   United States Treasury                      1,495       1,497        1,990       1,993       4,224      4,183
   United States Government agencies           5,615       5,644        6,613       6,632       4,123      4,091
   Mortgage backed securities                  2,753       2,764        2,839       2,841          --         --
   Collateralized mortgage obligations         3,124       3,140        3,673       3,683          --         --
   Other Securities                              202         202           --          --          --         --
                                             -------     -------      -------     -------     -------    -------
       Total Investment Securities            13,189      13,247       15,115      15,149       8,347      8,274
                                             -------     -------      -------     -------     -------    -------

       Total Securities                      $18,525     $18,625      $20,478     $20,541     $ 8,347    $ 8,274
                                             =======     =======      =======     =======     =======    =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


Total loans increased by $16.5 million during the three months ended March 31, 1998, as the Corporation continued building its loan base. Commercial loans grew by $7.9 million, while residential mortgage loans increased by $8.0 million. During the quarter, the Corporation sold residential mortgage loans (with a book value of $1.0 million) without recourse to the Federal National Mortgage Association (FNMA). The net gain from these sales totaled $7,000.

Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. No loans have been placed in nonaccrual status since the Corporation's inception.

In each accounting period management evaluates the problems and potential losses in the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit and financial guarantees. The results of this evaluation are reflected in the allowance and periodic provision for credit losses.

At March 31, 1998, there were no significant loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms. Furthermore, management is not aware of any potential problem loans which could have a material effect on the Corporation's operating results, liquidity, or capital resources.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Additionally, the Corporation had approximately $11.0 million in outstanding loans at March 31, 1998, to commercial borrowers in the real estate rental and property management industry.

During the three months ended March 31, 1998, total deposits increased by 37%, or $25.6 million, to $93.9 million.

Short term borrowings at March 31, 1998, represent securities sold with an agreement to repurchase them the following day. The maximum amount outstanding at any month end during 1998 was $1.6 million. The average rate on the ending balance of short term borrowings at March 31, 1998, was 4.96%.

The Corporation declared a 10% stock dividend on April 7, 1998. The dividend was paid on May 6, 1998, to stockholders of record on April 21, 1998. As a result, approximately $632,000 was transferred from additional paid-in capital to common stock. The effects of the stock dividend have been retroactively applied to applicable figures in this report. The Corporation also declared and paid a 10% stock dividend in the second quarter of 1997.

Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item:


                                                     March 31,     December 31,     March 31,      Minimum
                                                       1998            1997           1997        Requirement
                                                     --------      ----------      --------       ----------

Tier I capital to risk-weighted assets                12.08%          15.81%         48.17%           4.00%
Total capital to risk-weighted assets                 13.33%          17.07%         49.42%           8.00%
Tier I capital to quarterly average assets (leverage)  8.35%          10.42%         27.97%           4.00%



Additionally, as a condition of its initial application for deposit insurance, the Bank (unconsolidated) is required to maintain a ratio of capital to unadjusted assets of 8.0%, through October 27, 1999. As of March 31, 1998, the Bank did not meet this requirement. Management has submitted a capital plan to the Federal Deposit Insurance Corporation (FDIC), and is in the process of formulating a strategy to remedy the situation. The Bank does not anticipate that this will have any adverse impact on its operations.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


NET INTEREST INCOME

The following table shows the dollar amount of changes in net interest income for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to changes in average balances (volume) or average rates for the periods shown. Variances that are jointly attributable to BOTH volume and rate changes have been allocated to the volume component.

                                                                     Three Months Ended
                                                                   March 31, 1998 vs. 1997
                                                     ---------------------------------------------------
                                                                             Increase  (Decrease)
                                                                             Due to Changes In
                                                                       ---------------------------------
                                                           Total               Volume               Rate

                     and Both
                                                        ----------          ----------           ---------
                                                                       (in thousands)

Earning Assets - Interest Income
   Federal funds sold                                    $  (148)            $  (162)            $    14
   Securities                                                277                 277                  --
   Loans                                                   1,185               1,190                  (5)
                                                         -------             -------             -------
     Total                                                 1,314               1,305                   9
                                                         -------             -------             -------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                              40                  44                  (4)
   Savings deposits                                           12                  11                   1
   Time deposits                                             684                 673                  11
   Short term borrowings                                      15                  15                  --
   Capitalized lease obligation                                1                   1                  --
                                                         -------             -------             -------
     Total                                                   752                 744                   8
                                                         -------             -------             -------

Net Interest Income                                      $   562             $   561             $     1
                                                         =======             =======             =======


For the quarter ended March 31, 1998, net interest income increased by 270%, or $562,000 over the first quarter of 1997. This was due to a significant rise in the volume of interest earning assets, especially in loans and securities. On the liability side, interest bearing liability volumes increased sharply as the Corporation continued to build a deposit base. The large percentage increase in both interest earning assets and interest bearing liabilities was a function of the small average balances in the prior year. This was the result of the Bank's having commenced operations in the fourth quarter of 1996. The net interest margin improved in the quarter to 3.53%, compared with 2.81% for the first quarter of 1997. The margin improvement was the result of a higher current percentage of interest bearing assets in loans rather than securities and federal funds, compared with the prior year. Interest rates on individual asset and liability categories were fairly consistent with the prior year quarter.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



AVERAGE BALANCE SHEET

The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three month periods ended March 31, 1998 and 1997. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.


                                                                Three Months Ended March 31,
                                      -----------------------------------------------------------------------------
                                                     1998                                      1997
                                      -----------------------------------       -----------------------------------

                                                                  Average                                   Average
                                                     Interest      Rate                        Interest      Rate
                                        Average      Income/      Earned/         Average      Income/      Earned/
                                        Balance      Expense       Paid           Balance      Expense       Paid
                                      ---------    ---------     ---------      ---------    ---------    ---------
                                                                     (in thousands)
Assets
   Federal funds sold                     $5,860          $80         5.46%      $17,763         $228        5.13%
   Securities                             19,701          310         6.29         2,071           33        6.33
   Loans                                  61,618        1,414         9.18         9,754          229        9.39
                                       ---------    ---------     --------      --------      -------      ------
Total Earning Assets/
   Total Interest Income                  87,179        1,804         8.28%       29,588          490        6.62%
                                                    ---------     --------                    -------      ------
Cash and due from banks                    3,004                                   1,154
All other assets                           1,657                                   1,910
                                       ---------                                --------
Total Assets                             $91,840                                 $32,652
                                       =========                                ========
Liabilities and Equity
   NOW and money market accounts          $9,042           75         3.32%       $3,739           35        3.69%
   Savings deposits                        1,966           15         3.05           520            3        2.56
   Time deposits                          61,068          894         5.86        15,088          210        5.57
   Short term borrowings                   1,182           15         5.08            --           --          --
   Capitalized lease obligation            1,025           35        13.66         1,013           34       13.49
                                       ---------    ---------     --------      --------      -------      ------
Total Interest Bearing Liabilities/
   Total Interest Expense                 74,283        1,034         5.57%       20,360          282        5.54%
                                                    ---------     --------                    -------      ------
Noninterest bearing demand deposits        9,469                                   2,713
All other liabilities                        285                                      96
Stockholders' equity                       7,803                                   9,483
                                       ---------                                --------
Total Liabilities and Equity             $91,840                                 $32,652
                                       =========                                ========
Net Interest Income                                      $770                                    $208
                                                    =========                                 =======
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                       3.53%                                  2.81%
                                                                  ========                                 ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



NONINTEREST INCOME

Noninterest income increased by 338%, to $70,000 in the first quarter of 1998. The largest components of the increase were overdraft income, gains on sales of residential mortgages, and fees from processing merchant credit card deposits.


NONINTEREST EXPENSE

Noninterest expense increased over the first quarter of 1997 by 25%, to $823,000 in 1998. This was primarily the result of growth of the Corporation, and the accompanying rise in payroll and other operating expenses.


PROVISION FOR INCOME TAXES

The Corporation currently has no recorded provision for income taxes. Net operating loss carryforwards totaled $1.7 million through tax years ended December 31, 1997. The Corporation has not recorded a corresponding asset for any future benefit of these carryforwards, since it has not yet demonstrated a history of earnings.


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. For the Corporation, the major sources of liquidity have been deposit growth, federal funds sold, and loans and securities which mature within one year. Additional liquidity is provided by a $2.0 million secured federal funds line of credit, and a $10.0 million secured line of credit with the Federal Home Loan Bank of Indianapolis (FHLB). The Corporation's large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit.

Managing rates on earning assets and interest bearing liabilities focuses on maintaining stability in the net interest margin, which is an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position, to avoid wide swings in margins and to manage risk due to changes in interest rates.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



The following table shows the maturity and repricing distribution of the Corporation's interest earning assets and interest bearing liabilities as of March 31, 1998. This table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio.


                                                  After Three     After One
                                   Within         Months But      Year But           After
                                    Three         Within One       Within            Five
                                   Months             Year        Five Years         Years          Total
                                  ---------     ------------     ------------      ----------     ---------
                                                                 (in thousands)
Interest earning assets:
   Federal funds sold              $10,550         $   --           $   --           $   --         $10,550
   Securities                          998          2,241           13,072            2,214          18,525
   Loans                            24,549          3,359           27,158           14,531          69,597
                                  --------       --------          -------          -------       ---------
     Total                          36,097          5,600           40,230           16,745         $98,672
                                  --------       --------          -------          -------       =========

Interest bearing liabilities:
   NOW and money market
     accounts                        9,201             --               --               --          $9,201
   Savings deposits                  2,046             --               --               --           2,046
   Jumbo time deposits              12,933         19,906               --               --          32,839
   Time deposits < $100,000          4,953         34,255              426               --          39,634
   Short term borrowings             1,561             --               --               --           1,561
   Capitalized lease
     obligation                         --              3               97              936           1,036
                                  --------       --------          -------          -------       ---------
     Total                          30,694         54,164              523              936         $86,317
                                  --------       --------          -------          -------       =========



Interest rate sensitivity gap       $5,403        (48,564)          39,707           15,809
Cumulative interest rate
   sensitivity gap                               $(43,161)         $(3,454)         $12,355
Interest rate sensitivity gap
   ratio                              1.18           0.10            76.92            17.89
Cumulative interest rate
   sensitivity gap ratio                             0.49             0.96             1.14


The preceding table indicates the time periods in which interest earning assets and interest bearing liabilities will mature or may be repriced, generally according to their contractual terms. However, this table does not necessarily indicate the impact that general interest rate movements would have on the Corporation's net interest margin, because the repricing of various categories of assets and liabilities is discretionary, and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and by different increments. At March 31, 1998, the Corporation is considered "liability sensitive" according to the preceding table. In a rising rate environment, the Corporation might not be able to increase rates on earning assets faster than the increase in rates on interest bearing liabilities.

The Corporation is also working with a vendor to develop a personal computer-based model to simulate the effects of possible interest rate changes. The Corporation intends to limit estimated negative exposure to changing rates within a one year period. The exposure estimate will be based on a variety of assumptions built into the model, and assumed interest rate changes of plus or minus 200 basis points. The results of this analysis will be reported to the Board of Directors, to assist in the interest rate risk management process.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



ALLOWANCE FOR CREDIT LOSSES

The following table shows changes in the allowance for credit losses arising from additions to the allowance that were charged to expense, and a selected ratio:

                                                                Three Months Ended March 31,
                                                          ---------------------------------------
                                                            1998                           1997
                                                          -------                         -------
                                                                        (in thousands)

Allowance for credit losses at
   beginning of period                                        $800                            $90

Provision charged to expense                                   160                            170
                                                          --------                        -------
Allowance for credit losses at end of period                  $960                           $260
                                                          ========                        =======
Allowance for credit losses as a percentage
   of loans at period end                                     1.38%                          1.51%


In each accounting period, the allowance for credit losses is adjusted by management, taking a variety of factors into account. Management attempts to allocate specific portions of the allowance for credit losses based on specifically identifiable problem loans and off-balance sheet items. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

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

Although management believes that the allowance for credit losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period that could be substantial in relation to the size of the allowance for credit losses.

Management is not aware of any factors that would cause future net loan charge-offs, in total or by loan category, to significantly differ from those experienced by institutions of similar size.

OTHER MATTERS

The Corporation is in the process of assessing the impact of the arrival of 2000 on its computerized information systems and other electronic equipment. The "year 2000 problem" is the result of abbreviating an applicable year with two digits rather than four. As a result, computer programs and other devices may interpret a date field of "00" as 1900 rather than 2000. Such a miscalculation could lead to system malfunction or complete failure. The Corporation's main data processing vendor is undertaking a significant effort to have all systems renovated or replaced before 2000, and has been providing frequent updates on progress and testing. In addition, the Corporation has begun an internal evaluation of equipment and vendor supplied products. While this effort will involve additional costs, the amount is not expected to have a material adverse impact on the Corporation's capital resources, results of operations, or liquidity in future periods. However, if the Corporation (or its customers or vendors) are unable to remedy any potential problems in a timely manner, it could result in a material financial risk.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

As a depository of funds, the Bank is occasionally named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Such litigation is incidental to the Bank's business. Management is not aware of any threatened or pending litigation in which the Corporation or the Bank is likely to experience loss or exposure which would materially affect the Corporation's capital resources, results of operations, or liquidity as presented herein.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 1998.


                                   COMMUNITY CENTRAL BANK CORPORATION






                                   By:  S/ HAROLD W. ALLMACHER
                                        ---------------------------------------
                                   Harold W. Allmacher;
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)





                                   By:  S/ RICHARD J. MILLER
                                        ---------------------------------------
                                   Richard J. Miller;
                                   President and Chief Operating Officer





                                   By:  S/ PETER J. PRZYBOCKI
                                        ---------------------------------------
                                   Peter J. Przybocki, CPA;
                                   Corporate Treasurer
                                   (Principal Financial and Accounting Officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                  EXHIBIT INDEX





         EXHIBIT
          NUMBER                             EXHIBIT DESCRIPTION
          ------                             -------------------

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

            27                         Financial Data Schedule

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                   EXHIBIT 11
                        COMPUTATION OF PER SHARE EARNINGS


                                             Three Months Ended March 31,
                                             ----------------------------
                                             1998                  1997
                                             ----                  ----

BASIC:                                  (in thousands, except per share data)

NET LOSS                                     $(143)                $(607)
/  WEIGHTED AVERAGE SHARES                   1,391                 1,391
                                             -----                 -----

BASIC NET LOSS PER SHARE                    ($0.10)               ($0.44)
                                             =====                 =====





DILUTED:

NET LOSS                                     $(143)                $(607)
/  WEIGHTED AVERAGE SHARES                   1,391                 1,391
                                             -----                 -----

DILUTED NET LOSS
   PER SHARE                                ($0.10)               ($0.44)
                                             =====                 =====


Notes:
   - Weighted average shares outstanding have been adjusted to reflect the 10% stock dividends in 1998 and 1997.