Form 10QSB
period 1998-06-30
COMMUNITY CENTRAL BANK CORP
filed 1998-08-12
CIK 1014133

                                                                       CONFORMED
                                                                       ---------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended   June 30, 1998
                                 -------------

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
                                           Yes X        No
                                              ---         ---



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                         Outstanding at August 12, 1998
               -----                         ------------------------------
     Common Stock, $5 stated value                  1,391,455 Shares



Transitional Small Business Disclosure Format:
                                           Yes          No X
                                              ---         ---

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Community Central Bank Corporation (the Corporation) include the consolidation of its subsidiary; Community Central Bank (the Bank).

Following are the Corporation's Consolidated Balance Sheet as of June 30, 1998 and 1997, and December 31, 1997, Consolidated Statements of Operations and Comprehensive Income for the three and six month periods ended June 30, 1998 and 1997, and Consolidated Statement of Cash Flow for the six months ended June 30, 1998 and 1997. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the 1997 financial statements to conform with the classifications used in 1998.

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                  June 30,   December 31,   June 30,
Assets                                             1998        1997          1997
--------------------------------------------    ---------    ---------    ---------
                                               (in thousands, except fair value data)
Cash and due from banks                         $   2,972    $   2,279    $   3,000
Federal funds sold                                  7,050        1,250        8,250
---------------------------------------------   ---------    ---------    ---------
   Cash and Cash Equivalents                       10,022        3,529       11,250
---------------------------------------------   ---------    ---------    ---------

Securities available for sale, at fair value       11,944        5,392          987
Investment securities, at amortized cost           11,780       15,115       10,332
   (Fair value of $11.8 million at 6-30-1998,
     $15.1 million at 12-31-1997, and
     $10.3 million at 6-30-1997)

Loans
   Residential mortgage loans                      33,423       21,314       13,402
   Commercial loans                                43,362       29,165       14,300
   Installment loans                                3,861        2,656        1,794
---------------------------------------------   ---------    ---------    ---------
   Total Loans                                     80,646       53,135       29,496
Allowance for credit losses                        (1,045)        (800)        (450)
---------------------------------------------   ---------    ---------    ---------
   Net Loans                                       79,601       52,335       29,046
---------------------------------------------   ---------    ---------    ---------

Net property and equipment                          1,654        1,814        2,046
Accrued interest receivable                           639          499          327
Other assets                                          215          221          179
---------------------------------------------   ---------    ---------    ---------
   Total Assets                                 $ 115,855    $  78,905    $  54,167
=============================================   =========    =========    =========

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                       June 30,   December 31,  June 30,
Liabilities and Stockholders Equity                      1998        1997        1997
--------------------------------------------------   ---------    ---------    ---------
                                                    (in thousands, except fair value data)

 Deposits
   Noninterest bearing demand deposits               $  12,996    $  7,323    $  6,032
   NOW and money market accounts                        10,726       9,834       6,463
   Savings deposits                                      2,667       2,057         746
   Time deposits                                        77,911      49,141      30,337
--------------------------------------------------   ---------    --------    --------
   Total deposits                                      104,300      68,355      43,578
--------------------------------------------------   ---------    --------    --------

Short term borrowings                                    2,330       1,403         788
Accrued interest payable                                   259         191         107
Other liabilities                                          136          84         101
Capitalized lease obligation                             1,037       1,035       1,029
--------------------------------------------------   ---------    --------    --------
   Total Liabilities                                   108,062      71,068      45,603
--------------------------------------------------   ---------    --------    --------
Stockholders' Equity
   Common stock ($5 stated value; 9,000,000 shares
   authorized; 1,391,455 shares issued and
   outstanding at 6-30-1998; 1,264,985 shares
   outstanding at 12-31-1997 and 6-30-1997)              6,957       6,325       6,325
Additional paid-in capital                               3,562       4,195       4,195
Accumulated deficit                                     (2,748)     (2,712)     (1,956)
Unrealized gain on securities available
   for sale, net of tax                                     22          29        ----
--------------------------------------------------   ---------    --------    --------
   Total Stockholders' Equity                            7,793       7,837       8,564
--------------------------------------------------   ---------    --------    --------
Total Liabilities and Stockholders' Equity           $ 115,855    $ 78,905    $ 54,167
==================================================   =========    ========    ========

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                                      Three Months Ended June 30,         Six Months Ended June 30,
                                                                        1998              1997             1998              1997
------------------------------------------------------------            -----             -----            -----             -----
                                                                                   (in thousands, except per share data)
Interest Income
   Loans (including fees)                                              $1,725           $ 570            $ 3,139            $   799
   Securities                                                             339             128                649                161
   Federal funds sold                                                     134             135                214                363
------------------------------------------------------------           ------           -----            -------            -------
   Total Interest Income                                                2,198             833              4,002              1,323
------------------------------------------------------------           ------           -----            -------            -------
Interest Expense
   Deposits                                                             1,228             437              2,212                685
   Short term borrowings                                                   18               3                 33                  3
   Capitalized lease obligation                                            34              34                 69                 68
------------------------------------------------------------           ------           -----            -------            -------
   Total Interest Expense                                               1,280             474              2,314                756
------------------------------------------------------------           ------           -----            -------            -------
   Net Interest Income                                                    918             359              1,688                567
Provision for credit losses                                                85             190                245                360
------------------------------------------------------------           ------           -----            -------            -------
   Net Interest Income after Provision                                    833             169              1,443                207
------------------------------------------------------------           ------           -----            -------            -------
Noninterest Income
   Deposit service charges                                                 43              15                 71                 26
   Net realized security gain                                            ----            ----                  6               ----
   Mortgage banking income                                                 54              20                 64                 20
   Other income                                                            41              12                 67                 17
------------------------------------------------------------           ------           -----            -------            -------
   Total Noninterest Income                                               138              47                208                 63
------------------------------------------------------------           ------           -----            -------            -------
Noninterest Expense
   Salaries, benefits, and payroll taxes                                  433             341                825                661
   Premises and fixed asset expense                                       131             165                271                289
   Other operating expense                                                300             279                591                496
------------------------------------------------------------           ------           -----            -------            -------
Total Noninterest Expense                                                 864             785              1,687              1,446
------------------------------------------------------------           ------           -----            -------            -------
   Income (Loss) Before Taxes                                             107            (569)               (36)            (1,176)
Provision for income taxes                                               ----            ----               ----               ----
------------------------------------------------------------           ------           -----            -------            -------
   Net Income (Loss)                                                   $  107           ($569)           ($   36)           ($1,176)
============================================================           ======           =====            =======            =======
Per share data:
   Basic Net Income (Loss)                                             $ 0.08          ($0.41)           ($ 0.03)           ($ 0.85)
============================================================           ======           =====            =======            =======
   Diluted Net Income (Loss)                                           $ 0.08          ($0.41)           ($ 0.03)           ($ 0.85)
============================================================           ======           =====            =======            =======


CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)



                                                                          Three Months Ended June 30,      Six Months Ended June 30,
                                                                           1998             1997             1998              1997
---------------------------------------------------------------           ------           ------           ------            ------
                                                                                                 (in thousands)

Net Income (Loss) as Reported                                             $ 107            ($569)           ($36)           ($1,176)

Other Comprehensive Income
   Change in unrealized gain on
     securities available for sale, net of tax                               (6)            ----               3               ----
---------------------------------------------------------------           -----            -----            ----            -------
Comprehensive Income (Loss)                                               $ 101            ($569)           ($33)           ($1,176)
===============================================================           =====            =====            ====            =======


CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)


                                                                                       Six Months Ended June 30,
                                                                                   1998                      1997
---------------------------------------------------------------------------     ----------                ---------
                                                                                           (in thousands)
Operating Activities
   Net loss                                                                        ($36)                  ($ 1,176)
   Adjustments to reconcile net loss to net cash flow
     from operating activities:
    Net accretion of security discount                                               (9)                        (8)
    Net realized security gain                                                       (6)                      ----
    Net gain on sales of mortgage loans                                             (55)                      ----
    Provision for credit losses                                                     245                        360
    Net gain on sales of property and equipment                                      (5)                      ----
    Depreciation expense                                                            183                        220
    Increase in accrued interest receivable                                        (140)                      (310)
    Decrease in other assets                                                          6                         47
    Increase in accrued interest payable                                             68                         75
    Increase in other liabilities                                                   110                         57
---------------------------------------------------------------------------    --------                   --------
   Net Cash Provided by (Used in) Operating Activities                              361                       (735)

Investing Activities
   Maturities, calls, and prepayments of securities available for sale            3,087                       ----
   Purchases of securities available for sale                                    (7,135)                      (986)
   Maturities, calls, and prepayments of investment securities                    3,132                       ----
   Purchases of investment securities                                              (282)                   (10,325)
   Sales of residential mortgage loans                                            7,625                       ----
   Net increase in loans                                                        (35,081)                   (23,918)
   Sales of property and equipment                                                   15                       ----
   Purchases of property and equipment                                              (33)                      (570)
---------------------------------------------------------------------------    --------                   --------
   Net Cash Used in Investing Activities                                        (30,672)                   (35,799)

Financing Activities
   Net increase in demand and savings deposits                                    7,175                      8,622
   Net increase in time deposits                                                 28,770                     22,775
   Net increase in short term borrowings                                            927                        788
   Repayments of capitalized lease obligation                                       (67)                       (59)
   Fractional shares paid on stock dividend                                          (1)                      ----
---------------------------------------------------------------------------    --------                   --------
   Net Cash Provided by Financing Activities                                     36,804                     32,126
---------------------------------------------------------------------------    --------                   --------
Increase (Decrease) in Cash and Cash Equivalents                                  6,493                     (4,408)
Cash and Cash Equivalents at the Beginning
   of the Year                                                                    3,529                     15,658
---------------------------------------------------------------------------    --------                   --------
Cash and Cash Equivalents at the End
   of the Period                                                               $ 10,022                   $ 11,250
===========================================================================    ========                   ========

Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                               $  2,177                   $    613
===========================================================================    ========                   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the Corporation's financial condition and operating results for the periods ended June 30, 1998 and 1997, should be read in conjunction with the financial statements and statistical data presented elsewhere. The discussion and analysis contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, and projections. These statements are not guarantees of future performance, and involve certain risks and uncertainties. Actual results may materially differ from what may be expressed herein.

ASSETS

The Corporation's total assets have increased by 47%, or $37.0 million, to $115.9 million at June 30, 1998, compared with $78.9 million at December 31, 1997. Assets have grown by $61.7 million since June 30, 1997.

During the six months ended June 30, total deposits rose by $35.9 million, while total loans increased by $27.5 million. The increased liquidity resulting from the deposit growth is being held as federal funds sold, and is available to finance continued loan growth.

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

                                                June 30, 1998        December 31, 1997          June 30, 1997
                                            -------------------      ------------------      -------------------
                                            Amortized      Fair      Amortized     Fair      Amortized      Fair
                                                Cost      Value         Cost      Value         Cost      Value
                                            ---------     -----      ---------    -----      ---------    ------
                                                                       (in thousands)
Securities Available for Sale
   United States Government agencies          $ 6,888    $ 6,920      $ 3,875    $ 3,906      $   987    $   987
   Mortgage backed securities                   3,546      3,547        1,085      1,084         ----       ----
   Collateralized mortgage obligations          1,477      1,477          403        402         ----       ----
                                              -------    -------      -------    -------      -------    -------
       Total Securities Available for Sale     11,911     11,944        5,363      5,392          987        987
                                              -------    -------      -------    -------      -------    -------

Investment Securities
   United States Treasury                         498        498        1,990      1,993        4,977      4,981
   United States Government agencies            5,367      5,393        6,613      6,632        5,355      5,350
   Mortgage backed securities                   2,604      2,618        2,839      2,841         ----       ----
   Collateralized mortgage obligations          3,029      3,047        3,673      3,683         ----       ----
   Other securities                               282        282         ----       ----         ----       ----
                                              -------    -------      -------    -------      -------    -------
       Total Investment Securities             11,780     11,838       15,115     15,149       10,332     10,331
                                              -------    -------      -------    -------      -------    -------
       Total Securities                       $23,691    $23,782      $20,478    $20,541      $11,319    $11,318
                                              =======    =======      =======    =======      =======    =======

Total loans increased by $27.5 million during the six months ended June 30, 1998, as the Corporation continued building its loan base. Commercial loans grew by $14.2 million, while residential mortgage loans increased by $12.1 million. During the six months, the Corporation sold residential mortgage loans (with a book value of $7.6 million) without recourse to the Federal National Mortgage Association (FNMA). The net gain from these sales totaled $55,000.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Additionally, the Corporation had approximately $13.8 million in outstanding loans at June 30, 1998, to commercial borrowers in the real estate rental and property management industry.

Loans would be placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. No loans have been placed in nonaccrual status since the Corporation's inception.

At June 30, 1998, there were no significant loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms. Furthermore, management is not aware of any potential problem loans which could have a material effect on the Corporation's operating results, liquidity, or capital resources.

The following table shows changes in the allowance for credit losses arising from additions to the allowance that were charged to expense, and a selected ratio:



                                                                 Six Months Ended June 30,
                                                            1998                          1997
                                                          -------                       -------
                                                                     (in thousands)
Allowance for credit losses at
   beginning of period                                     $800                            $90

Provision charged to expense                                245                            360
                                                         ------                         ------
Allowance for credit losses at end of period             $1,045                           $450
                                                         ======                         ======
Allowance for credit losses as a percentage
   of loans at period end                                  1.30%                          1.53%


In each accounting period, management evaluates the problems and potential losses in the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit and financial guarantees. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. The results of this evaluation are reflected in the allowance and periodic provision for credit losses. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

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


LIABILITIES

During the six months ended June 30, 1998, total deposits increased by 52%, or $35.9 million, to $104.3 million.

Short term borrowings at June 30, 1998, represent securities sold with an agreement to repurchase them the following day. The maximum amount outstanding at any month end during 1998 was $2.3 million. The average rate on the ending balance of short term borrowings at June 30, 1998, was 4.75%.


CAPITAL

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

Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.


                                                      June 30,     December 31,      June 30,       Minimum
                                                       1998            1997           1997        Requirement
                                                     --------      ----------      --------       ----------
Tier I capital to risk-weighted assets                10.65%          15.81%         27.11%           4.00%
Total capital to risk-weighted assets                 11.90%          17.07%         28.37%           8.00%
Primary capital to assets                              7.54%           9.80%         15.68%           5.50%
Total capital to assets                                7.54%           9.80%         15.68%           6.00%
Tier I capital to quarterly average assets             6.92%          10.42%         18.05%           4.00%



Additionally, as a condition of its initial application for deposit insurance, the Bank (unconsolidated) is required to maintain a ratio of capital to unadjusted assets of 8.0%, through October 28, 1999. Due to its rapid growth, the Bank did not meet this requirement at June 30, 1998. Management has submitted a capital plan to the Federal Deposit Insurance Corporation (FDIC), and the Corporation has filed a registration statement with the Securities and Exchange Commission (SEC) for the issuance of additional common stock. If the offering is successful, management expects to contribute a substantial portion of the proceeds to the Bank as additional capital. This should result in the Bank once again complying with this requirement.

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



                                                 Three Months Ended                       Six Months Ended
                                                June 30, 1998 vs. 1997                   June 30, 1998 vs. 1997
                                      ------------------------------------      -----------------------------------
                                                     Increase (Decrease)                       Increase (Decrease)
                                                     Due to Changes In                         Due to Changes In
                                                   ----------------------                    ----------------------
                                        Total        Volume          Rate          Total        Volume      Rate
                                                     and Both                                  and Both
                                      ---------     ---------       -------      ---------   ----------   ---------
                                                                        (in thousands)
Earning Assets - Interest Income
   Federal funds sold                       ($1)          $1        ($2)           ($149)       ($160)       $11
   Securities                               211          201         10              488          478         10
   Loans                                  1,155        1,172        (17)           2,340        2,359        (19)
                                      ---------    ---------    -------         --------     --------    -------
     Total                                1,365        1,374         (9)           2,679        2,677          2
                                      ---------    ---------    -------         --------     --------    -------
Deposits and Borrowed Funds -
Interest Expense
   NOW and money market accounts             33           38         (5)              73           82         (9)
   Savings deposits                          16           14          2               27           25          2
   Time deposits                            742          743         (1)           1,427        1,415         12
   Short term borrowings                     15           16         (1)              30           31         (1)
   Capitalized lease obligation            ----         ----       ----                1            1       ----
                                      ---------    ---------    -------         --------     --------    -------
     Total                                  806          811         (5)           1,558        1,554          4
                                      ---------    ---------    -------         --------     --------    -------
Net Interest Income                        $559         $563        ($4)          $1,121       $1,123        ($2)
                                      =========    =========    =======         ========     ========    =======



For the quarter ended June 30, 1998, net interest income increased by 156%, or $559,000 over the second quarter of 1997. Net interest income for the six month period increased by $1.1 million, or 198% over the first half of 1997. This was due to a significant rise in the volume of interest earning assets, especially in loans and securities. On the liability side, interest bearing liability volumes increased sharply as the Corporation continued to build a deposit base. The large percentage increase in both interest earning assets and interest bearing liabilities was a function of the small average balances in the prior year. This was the result of the Bank's having commenced operations in the fourth quarter of 1996. The net interest margin improved slightly in the quarter to 3.41%, compared with 3.34% for the second quarter of 1997. For the six month period, the net interest margin improved to 3.46%, up from 3.12% in 1997. The margin improvements were the result of a higher current percentage of interest bearing assets in loans rather than federal funds, compared with the prior year periods. Interest rates on individual asset and liability categories were fairly consistent with the prior year periods.

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and six month periods ended June 30, 1998 and 1997. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.

                                                                Three Months Ended June 30,
                                      -----------------------------------------------------------------------------
                                                     1998                                      1997
                                      -------------------------------------     -----------------------------------
                                                                  Average                                   Average
                                                     Interest      Rate                        Interest      Rate
                                        Average      Income/      Earned/         Average      Income/      Earned/
                                        Balance      Expense       Paid           Balance      Expense       Paid
                                      ---------    ---------     ---------      ---------    ---------    ---------
                                                                      (in thousands)
Assets
   Federal funds sold                    $9,849         $134         5.44%        $9,785         $135        5.53%
   Securities                            21,583          339         6.28          8,793          128        5.82
   Loans                                 76,234        1,725         9.05         24,454          570        9.33
                                      ---------    ---------     --------       --------     --------     -------
Total Earning Assets/
   Total Interest Income                107,666        2,198         8.17%        43,032          833        7.75%
                                                   ---------     --------                    --------     -------
Cash and due from banks                   3,062                                    2,308
All other assets                          1,528                                    2,117
                                      ---------                                 --------
Total Assets                           $112,256                                  $47,457
                                      =========                                 ========
Liabilities and Equity
   NOW and money market accounts         $9,960           86         3.45%        $5,592           53        3.81%
   Savings deposits                       2,453           20         3.26            693            4        2.42
   Time deposits                         76,990        1,122         5.83         26,025          380        5.84
   Short term borrowings                  1,518           18         4.74            198            3        5.19
   Capitalized lease obligation           1,026           34        13.45          1,016           34       13.50
                                      ---------    ---------     --------       --------     --------     -------
Total Interest Bearing Liabilities/
   Total Interest Expense                91,947        1,280         5.57%        33,524          474        5.66%
                                                   ---------     --------                    --------     -------
Noninterest bearing demand deposits      12,179                                    4,911
All other liabilities                       351                                      122
Stockholders' equity                      7,779                                    8,900
                                      ---------                                 --------
Total Liabilities and Equity           $112,256                                  $47,457
                                      =========                                 ========
Net Interest Income                                     $918                                     $359
                                                     =======                                 ========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                      3.41%                                   3.34%
                                                                   =======                                =======



                                                                Six Months Ended June 30,
                                      -----------------------------------------------------------------------------
                                                     1998                                      1997
                                      -------------------------------------     -----------------------------------
                                                                  Average                                   Average
                                                     Interest      Rate                        Interest      Rate
                                        Average      Income/      Earned/         Average      Income/      Earned/
                                        Balance      Expense       Paid           Balance      Expense       Paid
                                      ---------    ---------     ---------      ---------    ---------    ---------
                                                                      (in thousands)
Assets
   Federal funds sold                  $  7,865       $  214         5.44%       $13,752         $363        5.28%
   Securities                            20,647          649         6.29          5,450          161        5.92
   Loans                                 68,968        3,139         9.10         17,145          799        9.32
                                       --------       ------     --------        -------     --------     -------
Total Earning Assets/
   Total Interest Income                 97,480        4,002         8.21%        36,347        1,323        7.28%
                                                      ------     --------                    --------     -------
Cash and due from banks                   3,033                                    1,734
All other assets                          1,593                                    2,014
                                       --------                                  -------
Total Assets                           $102,106                                  $40,095
                                       ========                                  =======
Liabilities and Equity
   NOW and money market accounts         $9,503          161         3.39%        $4,671           88        3.76%
   Savings deposits                       2,211           35         3.17            607            8        2.48
   Time deposits                         69,073        2,016         5.84         20,587          589        5.73
   Short term borrowings                  1,351           33         4.89             99            3        5.19
   Capitalized lease obligation           1,026           69        13.45          1,014           68       13.49
                                       --------       ------     --------        -------     --------     -------
Total Interest Bearing Liabilities/
   Total Interest Expense                83,164        2,314         5.56%        26,978          756        5.60%
                                                      ------     --------                    --------     -------
Noninterest bearing demand deposits      10,833                                    3,818
All other liabilities                       318                                      108
Stockholders' equity                      7,791                                    9,191
                                       --------                                  -------
Total Liabilities and Equity           $102,106                                  $40,095
                                       ========                                  =======
Net Interest Income                                   $1,688                                     $567
                                                      ======                                 ========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                      3.46%                                   3.12%
                                                                 ========                                 =======

NONINTEREST INCOME

Noninterest income increased by 230%, to $208,000 for the first six months of 1998. The largest components of the increase were overdraft income, gains on sales of residential mortgages, and fees from processing merchant credit card deposits.


NONINTEREST EXPENSE

Noninterest expense increased over the first half of 1997 by 17%, to $1.7 million in 1998. This was primarily the result of growth of the Corporation, and the accompanying rise in payroll and other operating expense. Premises and fixed asset expense declined in 1998, as depreciation fell in the absence of significant new purchases.


PROVISION FOR INCOME TAXES

The Corporation currently has no recorded provision for income taxes. Net operating loss carryforwards totaled $1.7 million through tax years ended December 31, 1997. The Corporation has not recorded a corresponding asset for any future benefit of these carryforwards, since it has not yet demonstrated a history of earnings.


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. For the Corporation, the major sources of liquidity have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by a $2.0 million secured federal funds line of credit, and a $10.0 million secured line of credit with the Federal Home Loan Bank of Indianapolis (FHLB). The Corporation's large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit.

Managing rates on earning assets and interest bearing liabilities focuses on maintaining stability in the net interest margin, which is an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position, to avoid wide swings in margins and to manage risk due to changes in interest rates.

The following table shows the maturity and repricing distribution of the Corporation's interest earning assets and interest bearing liabilities as of June 30, 1998. This table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio.



                                              After Three      After One
                                  Within      Months But       Year But        After
                                   Three      Within One       Within          Five
                                  Months          Year        Five Years       Years         Total
                                 ---------  ------------     ------------    ----------    ---------
                                                            (in thousands)
Interest earning assets:
   Federal funds sold              $7,050      $ ----           $ ----         $ ----         $7,050
   Securities                         499       2,956           16,541          3,695         23,691
   Loans                           27,575       3,766           31,229         18,076         80,646
                                 --------     -------          -------        -------       --------
     Total                         35,124       6,722           47,770         21,771       $111,387
                                 --------     -------          -------        -------       ========

Interest bearing liabilities:
   NOW and money market
     accounts                      10,726        ----             ----           ----        $10,726
   Savings deposits                 2,667        ----             ----           ----          2,667
   Jumbo time deposits             17,053      19,970             ----           ----         37,023
   Time deposits<$100,000           8,622      31,718              548           ----         40,888
   Short term borrowings            2,330        ----             ----           ----          2,330
   Capitalized lease
     obligation                      ----           7              106            924          1,037
                                 --------     -------          -------        -------       --------
     Total                         41,398      51,695              654            924        $94,671
                                 --------     -------          -------        -------       ========


Interest rate sensitivity gap     ($6,274)    (44,973)          47,116         20,847
Cumulative interest rate
   sensitivity gap                           ($51,247)         ($4,131)       $16,716
Interest rate sensitivity gap
   ratio                             0.85        0.13            73.04          23.56
Cumulative interest rate
   sensitivity gap ratio                         0.45             0.96           1.18


The preceding table indicates the time periods in which interest earning assets and interest bearing liabilities will mature or may be repriced, generally according to their contractual terms. However, this table does not necessarily indicate the impact that general interest rate movements would have on the Corporation's net interest margin, because the repricing of various categories of assets and liabilities is discretionary, and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and by different increments. At June 30, 1998, the Corporation is considered "liability sensitive" according to the preceding table. In a rising rate environment, the Corporation might not be able to increase rates on earning assets faster than the increase in rates on interest bearing liabilities.

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

OTHER MATTERS

The Company is in the process of assessing the impact of the arrival of 2000 on its computerized information systems and other electronic equipment. The "year 2000 problem" is the result of abbreviating an applicable year with two digits rather than four. As a result, computer programs and other devices may interpret a date field of "00" as 1900 rather than 2000. This or any similar error could lead to system malfunction or complete failure. The banking industry is highly dependent on computer systems due to significant transaction volumes, and date sensitive calculations for interest accruals on financial instruments such as loans and deposits.

The Company began to prepare for the year 2000 project in 1997. The plan began with an internal evaluation of equipment, software applications, and vendor supplied products. Because the Company was founded during 1996, much of its equipment and computer technology is new, and in many cases, already year 2000 compliant. The Company's main data processing vendor has represented that it will be compliant by the end of 1998, and has provided updates on its progress to the Company. The Company has a written plan which is regularly updated and reported to the Board of Directors. The next phase of the plan is to begin testing on systems and equipment. To date, spending on the year 2000 project has been negligible. While it is expected that the remainder of the project will involve additional costs, the amount is not currently expected to exceed $50,000. Such costs will be expensed as incurred. If any unusual and unforeseen problems arise during testing, this amount could be significantly higher. Additionally, if the Company (or its customers or vendors) are unable to remedy any potential year 2000 problems in a timely manner, there could be a material adverse effect on the Company's business. Based on information that is currently available, the Company does not anticipate that the cost of achieving year 2000 compliance will have a material effect on its capital resources, results of operations, or liquidity as presented herein.

On July 17, 1998, the Bank discontinued the operation of its residential mortgage lending department. At the same time, it entered into an agreement with Plus 4 Mortgage Company, L.C. (Plus 4) to originate residential mortgages for customers referred by the Bank. Plus 4 will operate under the name of Central Mortgage Funding. The affiliation with Plus 4 will give the Bank's customers access to a larger variety of residential mortgage programs. Products such as FHA and VA loans, First Time Buyer programs and No-Documentation loans were not economically feasible for the Bank to offer by itself. In exchange for the opportunity to market these programs, Plus 4 will pay the Bank a marketing fee. Plus 4 will be responsible for funding and servicing all loans that they originate. The Bank will retain its current mortgage loan portfolio, and has the right to purchase certain conforming and non-conforming loans from Plus 4 in the future.


EXHIBITS

Exhibits filed in accordance with Part I of this Form 10-QSB are shown in the
Exhibit Index, which immediately precedes such exhibits, and is incorporated by reference herein.

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

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting held April 21, 1998, the Corporation's stockholders voted to elect four directors. Results of the election were as follows:


                                                     Abstentions
     Nominee          Votes For     Votes Against    and No Vote       Total
     -------          ---------     -------------    -----------       -----
Salvatore Cottone     1,173,013          ----           91,972       1,264,985
Bobby L. Hill         1,173,013          ----           91,972       1,264,985
Richard J. Miller     1,173,873          ----           91,112       1,264,985
Dean S. Petitpren     1,173,873          ----           91,112       1,264,985


The terms of office of the following directors (who were not up for election) continued after the Annual Meeting; Harold W. Allmacher, Gebran S. Anton, Joseph Catenacci, Raymond M. Contesti, Celestina Giles, Joseph F. Jeannette, and Carole
L. Schwartz.


ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     A list of  exhibits  included  as part of this Form  10-QSB is shown in the
     Exhibit  Index,   which   immediately   precedes  such  exhibits,   and  is
     incorporated by reference herein.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1998.


                               COMMUNITY CENTRAL BANK CORPORATION





                               By:  S/ HAROLD W. ALLMACHER
                                    ----------------------
                               Harold W. Allmacher;
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)





                               By:  S/ RICHARD J. MILLER
                                    ----------------------
                               Richard J. Miller;
                               President and Chief Operating Officer





                               By:  S/ PETER J. PRZYBOCKI
                                    ----------------------
                               Peter J. Przybocki, CPA;
                               Corporate Treasurer
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX





           EXHIBIT
           NUMBER                       EXHIBIT DESCRIPTION
           -------                      -------------------
       PART I EXHIBITS

              11                    Computation of Per Share Earnings

              27                    Financial Data Schedule


       PART II EXHIBITS

              3.1 Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Corporation's Registration Statement on Form SB-2 (Commission File Number 333-04113) which became effective on September 23, 1996

              3.2 Bylaws of the Corporation are incorporated by reference to exhibit 3.2 of the Corporation's Registration Statement on Form SB-2 (Commission File Number 333-04113) which became effective on September 23, 1996