Form 10QSB
period 1998-09-30
COMMUNITY CENTRAL BANK CORP
filed 1998-10-29
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended              September 30, 1998
                                            ------------------

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
                                            Yes   x     No
                                                -----      -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                        Outstanding at October 29, 1998
               -----                        -------------------------------
     Common Stock, $5 stated value                 2,196,455 Shares



Transitional Small Business Disclosure Format:
                                            Yes        No   x
                                                -----     -----

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Community Central Bank Corporation (the Corporation) include the consolidation of its subsidiary; Community Central Bank (the Bank).

Following are the Corporation's Consolidated Balance Sheet as of September 30, 1998 and 1997, and December 31, 1997, Consolidated Statements of Operations and Comprehensive Income for the three and nine month periods ended September 30, 1998 and 1997, and Consolidated Statement of Cash Flow for the nine months ended September 30, 1998 and 1997. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements contained in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED BALANCE SHEET
(Unaudited)


                                                      September 30,      December 31,    September 30,
Assets                                                    1998               1997             1997

---------------------------------------------          ---------         ---------        ---------
                                                            (in thousands, except fair value data)

Cash and due from banks                                   $3,318            $2,279           $2,086
Federal funds sold                                         5,300             1,250            5,000

---------------------------------------------          ---------         ---------        ---------
   Cash and Cash Equivalents                               8,618             3,529            7,086

---------------------------------------------          ---------         ---------        ---------

Securities available for sale, at fair value              11,620             5,392            3,880
Investment securities, at amortized cost                  10,889            15,115           15,225
   (Fair value of $11.0 million at 9-30-1998,
     $15.1 million at 12-31-1997, and
     $15.2 million at 9-30-1997)

Loans
   Residential mortgage loans                             35,240            21,314           15,582
   Commercial loans                                       51,532            29,165           21,251
   Installment loans                                       4,257             2,656            2,317

---------------------------------------------          ---------         ---------        ---------
   Total Loans                                            91,029            53,135           39,150
Allowance for credit losses                               (1,150)             (800)            (590)

---------------------------------------------          ---------         ---------        ---------
   Net Loans                                              89,879            52,335           38,560

---------------------------------------------          ---------         ---------        ---------

Net property and equipment                                 1,664             1,814            1,933
Accrued interest receivable                                  761               499              422
Other assets                                                 210               221              220

---------------------------------------------          ---------         ---------        ---------
   Total Assets                                         $123,641           $78,905          $67,326
=============================================          =========         =========        =========


COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                      September 30,      December 31,    September 30,
Liabilities and Stockholders' Equity                      1998               1997             1997

----------------------------------                     ---------         ---------        ---------
                                                               (in thousands, except share data)
Deposits
   Noninterest bearing demand deposits                   $12,771            $7,323           $5,766
   NOW and money market accounts                          13,481             9,834            7,732
   Savings deposits                                        2,481             2,057            2,018
   Time deposits                                          75,730            49,141           41,525

---------------------------------------------          ---------         ---------        ---------
   Total deposits                                        104,463            68,355           57,041

---------------------------------------------          ---------         ---------        ---------

Short term borrowings                                      1,858             1,403              894
Accrued interest payable                                     235               191              133
Other liabilities                                            171                84               80
Capitalized lease obligation                               1,038             1,035            1,033

---------------------------------------------          ---------         ---------        ---------
   Total Liabilities                                     107,765            71,068           59,181

---------------------------------------------          ---------         ---------        ---------
Stockholders' Equity
   Common stock ($5 stated value; 9,000,000 shares
     authorized; 2,196,455 shares issued and
     outstanding at 9-30-1998; 1,264,985 shares
     outstanding at 12-31-1997 and 9-30-1997)             10,982             6,325            6,325
   Additional paid-in capital                              7,358             4,195            4,195
   Accumulated deficit                                    (2,545)           (2,712)          (2,380)
   Unrealized gain on securities available
     for sale, net of tax                                     81                29                5

---------------------------------------------          ---------         ---------        ---------
   Total Stockholders' Equity                             15,876             7,837            8,145

---------------------------------------------          ---------         ---------        ---------
Total Liabilities and Stockholders' Equity              $123,641           $78,905          $67,326
=============================================          =========         =========        =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                       September 30,
                                                       1998              1997             1998              1997

----------------------------------------               -----             -----            -----             -----
                                                                     (in thousands, except per share data)
Interest Income
   Loans (including fees)                             $1,917            $822             $5,056           $1,621
   Securities                                            362             205              1,011              366
   Federal funds sold                                     86             129                300              492

----------------------------------------               -----           -----              -----            -----
   Total Interest Income                               2,365           1,156              6,367            2,479

----------------------------------------               -----           -----              -----            -----
Interest Expense
   Deposits                                            1,245             621              3,457            1,306
   Short term borrowings                                  28              10                 61               13
   Capitalized lease obligation                           35              35                104              103

----------------------------------------               -----            ----              -----            -----
   Total Interest Expense                              1,308             666              3,622            1,422

----------------------------------------               -----            ----              -----            -----
   Net Interest Income                                 1,057             490              2,745            1,057
Provision for credit losses                              105             140                350              500

----------------------------------------               -----            ----              -----            -----
   Net Interest Income after Provision                   952             350              2,395              557

----------------------------------------               -----            ----              -----            -----
Noninterest Income
   Deposit service charges                                42              18                113               44
   Net realized security gain                             --              --                 6                --
   Mortgage banking income                                15              42                 79               62
   Other income                                           46              14                113               31

----------------------------------------               -----            ----              -----            -----
   Total Noninterest Income                              103              74                311              137

----------------------------------------               -----            ----              -----            -----
Noninterest Expense
   Salaries, benefits, and payroll taxes                 378             370              1,203            1,031
   Premises and fixed asset expense                      135             166                406              455
   Other operating expense                               339             312                930              808

----------------------------------------               -----            ----              -----            -----
Total Noninterest Expense                                852             848              2,539            2,294

----------------------------------------               -----            ----              -----            -----
   Income (Loss) Before Taxes                            203            (424)               167           (1,600)
Provision for income taxes                                --              --                 --               --

----------------------------------------               -----            ----              -----            -----
   Net Income (Loss)                                    $203           ($424)              $167          ($1,600)
========================================               =====           =====              =====            =====
Per share data:
   Basic Net Income (Loss)                             $0.12          ($0.30)             $0.11           ($1.15)
========================================               =====           =====              =====            =====
   Diluted Net Income (Loss)                           $0.12          ($0.30)             $0.11           ($1.15)
========================================               =====           =====              =====            =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                      1998              1997             1998              1997

-----------------------------------------------      ------            ------           ------            ------
                                                                            (in thousands)
Net Income (Loss) as Reported                          $203            ($424)             $167          ($1,600)

Other Comprehensive Income
   Change in unrealized gain on
     securities available for sale, net of tax           59                 5               62                 5

----------------------------------------------       ------            ------           ------            ------
Comprehensive Income (Loss)                            $262             ($419)            $229           ($1,595)
==============================================       ======            ======           ======            ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)                                                             Nine Months Ended September 30,
                                                                       1998                        1997

-------------------------------------------------                     ---------                   --------
                                                                                  (in thousands)
Operating Activities
   Net income (loss)                                                        $167                   ($1,600)
   Adjustments to reconcile net income (loss) to net cash flow from operating activities:
    Net accretion of security discount                                       (12)                      (15)
    Net realized security gain                                                (6)                       --
    Net gain on sales of mortgage loans                                      (61)                      (60)
    Provision for credit losses                                              350                       500
    Net gain on sales of property and equipment                               (3)                      --
    Depreciation expense                                                     269                       343
    Increase in accrued interest receivable                                 (262)                     (405)
    Decrease in other assets                                                  11                         6
    Increase in accrued interest payable                                      44                       101
    Increase in other liabilities                                            150                        71

-------------------------------------------------                     ----------                  --------
   Net Cash Provided by (Used in) Operating Activities                       647                    (1,059)

Investing Activities
   Maturities, calls, and prepayments of securities available for sale     1,500                        --
   Purchases of securities available for sale                             (7,136)                   (3,874)
   Maturities, calls, and prepayments of investment securities             4,027                       280
   Purchases of investment securities                                       (282)                  (15,491)
   Sales of residential mortgage loans                                     9,232                     5,999
   Net increase in loans                                                 (47,065)                  (39,511)
   Sales of property and equipment                                            15                        --
   Purchases of property and equipment                                      (131)                     (580)

-------------------------------------------------                     ----------                  --------
   Net Cash Used in Investing Activities                                 (39,840)                  (53,177)

Financing Activities
   Net increase in demand and savings deposits                             9,519                    10,897
   Net increase in time deposits                                          26,589                    33,963
   Net increase in short term borrowings                                     455                       894
   Repayment of capitalized lease obligation                                (101)                      (90)
   Public stock offering                                                   7,821                        --
   Fractional shares paid on stock dividend                                   (1)                       --

-------------------------------------------------                     ----------                  --------
   Net Cash Provided by Financing Activities                              44,282                    45,664

-------------------------------------------------                     ----------                  --------
Increase (Decrease) in Cash and Cash Equivalents                           5,089                    (8,572)
Cash and Cash Equivalents at the Beginning
   of the Year                                                             3,529                    15,658

-------------------------------------------------                     ----------                  --------
Cash and Cash Equivalents at the End
   of the Period                                                          $8,618                    $7,086

=================================================                     ==========                  ========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                          $3,474                    $1,218
=================================================                     ==========                  ========

                                       7

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS Of FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the Corporation's financial condition and operating results for the periods ended September 30, 1998 and 1997, should be read in conjunction with the financial statements and statistical data presented elsewhere. The discussion and analysis contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, and projections. Any such statements are not guarantees of future performance, and involve certain risks and uncertainties. Actual results may materially differ from what may be expressed herein.

ASSETS

The Corporation's total assets have increased by 57%, or $44.7 million, to $123.6 million at September 30, 1998, compared with $78.9 million at December 31, 1997. Assets have grown by $56.3 million since September 30, 1997.

During the nine months ended September 30, 1998, total deposits rose by $36.1 million, while total loans increased by $37.9 million. Increased liquidity was provided by a common stock offering during the third quarter of 1998, some of the proceeds of which is being held as federal funds sold, and is available to finance continued loan growth.

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


                                            September 30, 1998       December 31, 1997       September 30, 1997

                                            ------------------       -----------------       ------------------
                                            Amortized     Fair       Amortized     Fair      Amortized     Fair
                                                Cost      Value         Cost      Value         Cost      Value

                                            -------       -----      -------      -----      -------      -----
                                                                       (in thousands)
Securities Available for Sale
   United States Government agencies           $6,888     $6,990       $3,875     $3,906       $3,875     $3,880
   Mortgage backed securities                   3,295      3,310        1,085      1,084         --         --
   Collateralized mortgage obligations          1,315      1,320          403        402         --         --

                                               ------     ------       ------     ------       ------     ------
       Total Securities Available for Sale     11,498     11,620        5,363      5,392        3,875      3,880

                                               ------     ------       ------     ------       ------     ------

Investment Securities
   United States Treasury                         499        499        1,990      1,993        4,983      4,989
   United States Government agencies            4,868      4,925        6,613      6,632        5,107      5,118
   Mortgage backed securities                   2,315      2,338        2,839      2,841        1,411      1,410
   Collateralized mortgage obligations          2,925      2,956        3,673      3,683        3,724      3,725
   Other securities                               282        282         --         --           --         --

                                               ------      -----        -----      -----        -----      -----
       Total Investment Securities             10,889     11,000       15,115     15,149       15,225     15,242

                                               ------     ------       ------     ------       ------     ------

       Total Securities                       $22,387    $22,620      $20,478    $20,541      $19,100    $19,122
                                               ======     ======       ======     ======       ======     ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


Total loans increased by $37.9 million during the nine months ended September 30, 1998, as the Corporation continued building its loan base. Commercial loans grew by $22.4 million, while residential mortgage loans increased by $13.9 million. During the nine months, the Corporation sold residential mortgage loans (with a book value of $9.2 million) without recourse to the Federal National Mortgage Association (FNMA). The net gain from these sales totaled $61,000.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Additionally, the Corporation had approximately $17.7 million in outstanding loans at September 30, 1998, to commercial borrowers in the real estate rental and property management industries.

Loans would be placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. No loans have been placed in nonaccrual status since the Corporation's inception.

At September 30, 1998, there were no significant loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms. Furthermore, management is not aware of any potential problem loans which could have a material effect on the Corporation's operating results, liquidity, or capital resources.

The following table shows changes in the allowance for credit losses arising from additions to the allowance that were charged to expense, and a selected ratio:



                                                              Nine Months Ended September 30,
                                                            1998                            1997

                                                          -------                         -------
                                                                        (in thousands)
Allowance for credit losses at
   beginning of period                                        $800                            $90

Provision charged to expense                                   350                            500
                                                           -------                        -------
Allowance for credit losses at end of period                $1,150                           $590
                                                           =======                        =======
Allowance for credit losses as a percentage
   of loans at period end                                     1.26%                          1.51%


In each accounting period, management evaluates the problems and potential losses in the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit and financial guarantees. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. The Corporation has also begun to include an additional "year 2000" risk component in its allowance analysis. The results of these evaluations are reflected in the allowance and periodic provision for credit losses. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

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


LIABILITIES

During the nine months ended September 30, 1998, total deposits increased by 53%, or $36.1 million, to $104.5 million.

Short term borrowings at September 30, 1998, represent securities sold with an agreement to repurchase them the following day. The maximum amount outstanding at any month end during the first nine months of 1998 was $2.6 million. The average rate on the ending balance of short term borrowings at September 30, 1998, was 4.75%.


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

The Corporation completed a secondary stock offering in September, 1998. As a result, 805,000 new shares were issued at a price of $10.50 per share. The net proceeds to the Corporation (after deducting offering costs) were approximately $7.8 million. Some additional accounting and legal costs related to the offering will be paid by the Corporation in the fourth quarter of 1998. These additional costs are not expected to be material.

Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.


                                                   September 30,   December 31,   September 30,    Minimum
                                                       1998            1997           1997        Requirement

                                                     --------      ----------      --------       ----------

Tier I capital to risk-weighted assets                18.99%          15.81%         19.74%           4.00%
Total capital to risk-weighted assets                 20.24%          17.07%         20.99%           8.00%
Primary capital to assets                             13.58%          10.80%         12.85%           5.50%
Total capital to assets                               13.58%          10.80%         12.85%           6.00%
Tier I capital to quarterly average assets            13.29%          10.42%         13.13%           4.00%

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


                                                Three Months Ended                       Nine Months Ended
                                            September 30, 1998 vs. 1997              September 30, 1998 vs. 1997

                                      ------------------------------------      -----------------------------------
                                                     Increase (Decrease)                       Increase (Decrease)
                                                     Due to Changes In                         Due to Changes In

                                                   -----------------------                   ----------------------

                                        Total        Volume        Rate           Total        Volume        Rate
                                                     and Both                                  and Both

                                      ---------    ----------    ---------      --------     ----------   ---------
                                                                     (in thousands)
Earning Assets - Interest Income
   Federal funds sold                      ($43)        ($39)       ($4)           ($192)       ($199)        $7
   Securities                               157          151          6              645          627         18
   Loans                                  1,095        1,129        (34)           3,435        3,484        (49)

                                      ---------    ---------     ---------      --------     --------     ---------

     Total                                1,209        1,241        (32)           3,888        3,912        (24)

                                      ---------    ---------     ---------      --------     --------     ---------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts             28           40        (12)             102          121        (19)
   Savings deposits                           9            9         --               36           34          2
   Time deposits                            587          593         (6)           2,013        2,007          6
   Short term borrowings                     18           18         --               48           49         (1)
   Capitalized lease obligation              --           --         --                1            1         --

                                      ---------    ---------     ---------      --------     --------     ---------

     Total                                  642          660        (18)           2,200        2,212        (12)

                                      ---------    ---------     ---------      --------     --------     ---------
Net Interest Income                        $567         $581       ($14)          $1,688       $1,700       ($12)
                                      =========    =========     =========      ========     ========     =========


For the quarter ended September 30, 1998, net interest income increased by 116%, or $567,000 over the third quarter of 1997. Net interest income for the nine month period increased by $1.7 million, or 160% over the first nine months of 1997. This was due to a significant rise in the volume of interest earning assets, especially in loans. On the liability side, interest bearing liability volumes increased sharply as the Corporation continued to build a deposit base. The large percentage increase in both interest earning assets and interest bearing liabilities was a function of the small average balances in the prior year. This was the result of the Bank's having commenced operations in the fourth quarter of 1996. The net interest margin improved in the quarter to 3.71%, compared with 3.42% for the third quarter of 1997. For the nine month period, the net interest margin improved to 3.55%, up from 3.25% in 1997. The margin improvements were the result of a higher current percentage of interest bearing assets in loans rather than federal funds, compared with the prior year periods. Interest rates on individual asset and liability categories were fairly consistent with the prior year periods.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and nine month periods ended September 30, 1998 and 1997. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees.
Average securities are based on amortized cost.


                                                              Three Months Ended September 30,

                                      -----------------------------------------------------------------------------
                                                     1998                                      1997

                                      -------------------------------------     -----------------------------------

                                                                  Average                                   Average
                                                     Interest      Rate                        Interest      Rate
                                        Average      Income/      Earned/         Average      Income/      Earned/
                                        Balance      Expense       Paid           Balance      Expense       Paid

                                      ---------    ---------     ---------      ---------    ---------    ---------
                                                                     (in thousands)
Assets
   Federal funds sold                    $6,200          $86         5.55%        $9,020         $129        5.72%
   Securities                            23,188          362         6.24         13,531          205        6.06
   Loans                                 84,663        1,917         9.06         34,782          822        9.45

                                      ---------    ---------     ---------      ---------    ---------    ---------
Total Earning Assets/
   Total Interest Income                114,051        2,365         8.29%        57,333        1,156        8.07%

                                                   ---------     ---------                   ---------    ---------
Cash and due from banks                   3,279                                    2,610
All other assets                          1,547                                    2,051

                                      ----------                                ---------
Total Assets                           $118,877                                  $61,994
                                      =========                                 =========
Liabilities and Equity
   NOW and money market accounts        $12,797          106         3.31%        $8,027           78        3.89%
   Savings deposits                       2,678           21         3.14          1,506           12        3.19
   Time deposits                         76,572        1,118         5.84         35,934          531        5.91
   Short term borrowings                  2,290           28         4.89            800           10        5.00
   Capitalized lease obligation           1,030           35        13.59          1,021           35       13.71

                                      ---------    ---------     ---------      ---------    ---------    ---------
Total Interest Bearing Liabilities/
   Total Interest Expense                95,367        1,308         5.49%        47,288          666        5.63

                                                   ---------     ---------                   ---------    ---------
Noninterest bearing demand deposits      12,406                                    6,142
All other liabilities                       352                                      169
Stockholders' equity                     10,752                                    8,395

                                      ----------                                ---------
Total Liabilities and Equity           $118,877                                  $61,994
                                      =========                                 =========
Net Interest Income                                   $1,057                                     $490

                                                     =======                                 =========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                       3.71%                                  3.42%
                                                                  =========                               =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)




                                                              Nine Months Ended September 30,

                                      -----------------------------------------------------------------------------
                                                     1998                                      1997

                                      -------------------------------------     -----------------------------------

                                                                  Average                                   Average
                                                     Interest      Rate                        Interest      Rate
                                        Average      Income/      Earned/         Average      Income/      Earned/
                                        Balance      Expense       Paid           Balance      Expense       Paid

                                      ---------    ---------     ---------      ---------    ---------    ---------
                                                                     (in thousands)
Assets
   Federal funds sold                    $7,305         $300         5.48%       $12,157         $492        5.40%
   Securities                            21,503        1,011         6.27          8,174          366        5.97
   Loans                                 74,248        5,056         9.08         23,088        1,621        9.36

                                      ---------    ---------     --------       --------     --------     --------
Total Earning Assets/
   Total Interest Income                103,056        6,367         8.24%        43,419        2,479        7.61%

                                                   ---------     --------                    --------     --------
Cash and due from banks                   3,115                                    2,029
All other assets                          1,587                                    2,027

                                      ---------                                 --------
Total Assets                           $107,758                                  $47,475
                                      =========                                 ========
Liabilities and Equity
   NOW and money market accounts        $10,613          267         3.35%        $5,802          165        3.79%
   Savings deposits                       2,368           56         3.15            910           20        2.93
   Time deposits                         71,600        3,134         5.84         25,758        1,121        5.80
   Short term borrowings                  1,667           61         4.88            336           13        5.16
   Capitalized lease obligation           1,027          104        13.50          1,017          103       13.50

                                      ---------    ---------     ---------      --------     --------     --------
Total Interest Bearing Liabilities/
   Total Interest Expense                87,275        3,622         5.53%        33,823        1,422        5.61%

                                                   ---------     ---------                   --------     --------
Noninterest bearing demand deposits      11,363                                    4,601
All other liabilities                       331                                      129
Stockholders' equity                      8,789                                    8,922

                                      ---------                                 --------
Total Liabilities and Equity           $107,758                                  $47,475
                                      =========                                 ========
Net Interest Income                                   $2,745                                   $1,057
                                                     =======                                 ========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                      3.55%                                   3.25%
                                                                  ========                                ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


NONINTEREST INCOME

Noninterest income increased by 127%, to $311,000 for the first nine months of 1998. The largest components of the increase were overdraft income and fees from processing merchant credit card deposits.


NONINTEREST EXPENSE

Noninterest expense increased over the first nine months of 1997 by 11%, to $2.5 million in 1998. This was primarily the result of growth of the Corporation, and the accompanying rise in payroll and other operating expense. Premises and fixed asset expense declined in 1998, as depreciation fell in the absence of significant new purchases.


PROVISION FOR INCOME TAXES

The Corporation currently has no recorded provision for income taxes. Net operating loss carryforwards totaled $1.7 million through tax years ended December 31, 1997. The Corporation has not recorded a corresponding asset for any future benefit of these carryforwards, since it has not yet demonstrated a prolonged history of earnings.


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate risk require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. For the Corporation, the major sources of liquidity have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by a $2.0 million secured federal funds facility, and a $10.0 million secured line of credit with the Federal Home Loan Bank of Indianapolis (FHLB). The Corporation's large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


The following table shows the maturity and repricing distribution of the Corporation's interest earning assets and interest bearing liabilities as of September 30, 1998. This table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio.


                                                 After Three        After One
                                  Within         Months But         Year But           After
                                   Three         Within One          Within            Five
                                  Months             Year           Five Years         Years          Total

                                 ---------     ------------        ------------      ----------     ---------
                                                                 (in thousands)
Interest earning assets:
   Federal funds sold              $5,300         $ ---               $ ---            $ ---           $5,300
   Securities                         749          4,602              13,610            3,426          22,387
   Loans                           32,014          3,721              36,164           19,130          91,029

                                 --------        -------             -------           ------       ---------
     Total                         38,063          8,323              49,774           22,556        $118,716

                                 --------        -------             -------           ------       =========

Interest bearing liabilities:
   NOW and money market
     accounts                      13,481           ---                 ---              ---          $13,481
   Savings deposits                 2,481           ---                 ---              ---            2,481
   Jumbo time deposits             17,452         18,909                ---              ---           36,361
   Time deposits < $100,000        10,957         27,712                 700             ---           39,369
   Short term borrowings            1,858           ---                 ---              ---            1,858
   Capitalized lease obligation         2              8                 113              915           1,038

                                 --------        -------             -------           ------       ---------
     Total                         46,231         46,629                 813              915         $94,588

                                 --------        -------             -------           ------       =========



Interest rate sensitivity gap    ($8,168)       (38,306)              48,961           21,641
Cumulative interest rate
   sensitivity gap                             ($46,474)              $2,487          $24,128
Interest rate sensitivity gap
   ratio                            0.82           0.18                61.22            24.65
Cumulative interest rate
   sensitivity gap ratio                           0.50                 1.03             1.26


The preceding table indicates the time periods in which interest earning assets and interest bearing liabilities will mature or may be repriced, generally according to their contractual terms. However, this table does not necessarily indicate the impact that general interest rate movements would have on the Corporation's net interest margin, because the repricing of various categories of assets and liabilities is discretionary, and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and by different increments. At September 30, 1998, the Corporation is considered "liability sensitive" according to the preceding table. In a rising rate environment, the Corporation might not be able to increase rates on earning assets faster than the increase in rates on interest bearing liabilities.

The Corporation is also working with a vendor to develop a personal computer-based model to simulate the effects of possible interest rate changes. The Corporation intends to limit estimated negative exposure to changing rates within a one year period. The exposure estimate will be based on a variety of assumptions built into the model, and assumed interest rate changes of plus or minus 200 basis points. The results of this analysis will be reported to the Asset/Liability Committee, to assist in the interest rate risk management process.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



OTHER MATTERS

The Company is assessing the impact of the arrival of 2000 on its computerized information systems and other electronic equipment. The "year 2000 problem" is the result of abbreviating an applicable year with two digits rather than four. As a result, computer programs and other devices may interpret a date field of "00" as 1900 rather than 2000. This or any similar error could lead to system malfunction or complete failure. The banking industry is highly dependent on computer systems to process significant transaction volumes, and to perform date sensitive calculations for interest accruals on financial instruments such as loans and deposits.

The Company began to prepare for the year 2000 project in 1997. The plan began with an internal evaluation of equipment, software applications, and vendor supplied products. Because the Company was founded during 1996, much of its equipment and computer technology is new, and in many cases, already year 2000 compliant. The Company's main data processing vendor has represented that it will be compliant by the end of 1998, and regularly provides updates on its progress to the Company. The Company has a written plan which is regularly updated and reported to the Board of Directors. The current phase of the plan is testing systems and equipment. The testing phase is expected to be complete by December, 1998. The Company is also gathering information on its significant borrowers and depositors, to help mitigate any risk posed to the Bank by their non-compliance. To date, spending on the year 2000 project has not been material. While it is expected that the remainder of the project will involve additional costs, the total amount is not currently expected to exceed $50,000. Such costs are expensed as incurred. If any unusual and unforeseen problems arise during testing, this amount could be significantly higher. Additionally, if the Company (or its customers or vendors) are unable to remedy any potential year 2000 problems in a timely manner, there could be a material adverse effect on the Company's business. Based on information that is currently available, the Company does not anticipate that the cost of achieving year 2000 compliance will have a material effect on its capital resources, results of operations, or liquidity as presented herein.


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

Not applicable.


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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 29, 1998.


                           COMMUNITY CENTRAL BANK CORPORATION





                           By: /s/ HAROLD W. ALLMACHER
                               -----------------------
                               Harold W. Allmacher;
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)





                           By: /s/ RICHARD J. MILLER
                               ---------------------
                               Richard J. Miller;
                               President and Chief Operating Officer





                            By: /s/ PETER J. PRZYBOCKI
                                ----------------------
                                Peter J. Przybocki, CPA;
                                Corporate Treasurer
                                (Principal Financial and Accounting Officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



                                  EXHIBIT INDEX




         EXHIBIT
         NUMBER                             EXHIBIT DESCRIPTION
         ------                             -------------------
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