Form 10KSB40
period 1998-12-31
COMMUNITY CENTRAL BANK CORP
filed 1999-03-22
CIK 1014133

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

    For the fiscal year ended December 31, 1998   Commission File No. 333-04113
                              -----------------

                       COMMUNITY CENTRAL BANK CORPORATION
                       ----------------------------------
                 (Name of small business issuer in its charter)

                    Michigan                                          38-3291744
                    --------                                          ----------
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

             100 N. Main Street, Mount Clemens, Michigan 48043-5605
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (810) 783-4500
                                 --------------
                           (Issuer's telephone number)

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

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenue for its most recent fiscal year was $9,423,000

As of March 19, 1999, 2,196,455 shares of Common Stock of the issuer were outstanding. The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $17.5 million as of March 19, 1999; based on the average of the bid and asked prices ($9.94) on that date. (For purposes of this calculation, 432,000 shares owned by the members of the Corporation's Board of Directors have been excluded.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part II Part of Stockholder Report of the issuer for the year ended December 31, 1998.

         Part III        Part of the Proxy Statement of the issuer dated
                         March 18, 1999.


Transitional Small Business Disclosure Format            Yes      No  X
                                                             ----    ----

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

         The expenses of the Corporation have generally been paid using the proceeds of its two public stock offerings. The Corporation's principal source of future operating funds is expected to be dividends from the Bank.

THE BANK

         The Bank is a state banking corporation which operates under the laws of the United States of America, pursuant to a charter issued by the State of Michigan. The Bank's deposits are insured to the maximum extent allowed by the Federal Deposit Insurance Corporation.

         The Bank, through its office at 100 North Main Street, Mount Clemens, Michigan, provides a wide variety of commercial banking services to individuals, businesses, governmental units, and other institutions. Its services include accepting time, demand and savings deposits, including regular checking accounts, NOW and money market accounts, and certificates of deposit. In addition, the Bank makes secured and unsecured commercial, construction, mortgage, and consumer loans, and provides safe deposit facilities. The Bank has three automated teller machines (ATM) which participate in the Magic Line system, a regional network, as well as other ATM networks throughout the country. In addition to the foregoing services, the Bank provides its customers with extended banking hours and a system to perform certain transactions by telephone or personal computer.

EFFECT OF GOVERNMENT MONETARY POLICIES

         The earnings of the Corporation are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government, its agencies, and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy. Monetary policy is used to, among other things, attempt to curb inflation or combat a recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States Government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

REGULATION AND SUPERVISION

         The Corporation, as a bank holding company under the Bank Holding Company Act, is required to file an annual report with the Federal Reserve Board. It may be required to file additional information as the Federal Reserve Board may require, pursuant to the Bank Holding Company Act, and is subject to examination by the Federal Reserve Board.

         The Bank Holding Company Act limits the activities which may be engaged in by the Corporation (and its subsidiary) to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be closely related to banking or managing or controlling banks. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company, or a subsidiary thereof, and activities commenced by acquisition of a going concern.

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

         The Bank is subject to certain restrictions imposed by federal law on any extension of credit to the Corporation for investments in stock or other securities, and on the taking of such stock or securities as collateral for loans to any borrower. Federal law prevents the Corporation from borrowing from the Bank unless the loans are secured in designated amounts.

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

EMPLOYEES

         As of December 31, 1998, the Corporation and the Bank employed 35 persons (full time equivalent).

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

LEGAL LENDING LIMIT

         Pursuant to state regulations, the Bank is limited in the amount that it may lend to a single borrower. As of December 31, 1998, the legal lending limit was approximately $2.0 million; however, that limit can be expanded (for individual loans) to approximately $3.3 million with approval of the Board of Directors.

RETURN ON EQUITY AND ASSETS

         The following table contains selected ratios:

                                                  Year ended December 31,
                                                1998                    1997
                                                -----                   -----

         Return on average total assets          0.96%                  (3.55%)
         Return on average equity               10.40%                 (22.20%)
         Dividend payout ratio                     NA                       NA
         Average equity to average assets        9.22%                  16.00%


ADDITIONAL STATISTICAL DATA

         Additional consolidated statistical information is shown under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 to 31 of the Stockholder Report of the Corporation, for the year ended December 31, 1998, (exhibit 13) and is incorporated by reference herein.


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

         None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information shown under the caption "Stock Information" on page 32 of the Stockholder Report of the Corporation, for the year ended December 31, 1998, (exhibit 13) is incorporated by reference herein.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information shown under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 to 31 of the Stockholder Report of the Corporation, for the year ended December 31, 1998, (exhibit 13) is incorporated by reference herein.

ITEM 7.  FINANCIAL STATEMENTS

         The information presented under the captions "Consolidated Balance Sheet," "Consolidated Statement of Operations," "Consolidated Statement of Comprehensive Income," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flow," and "Notes to Consolidated Financial Statements," on pages 1 through 24 of the Stockholder Report of the Corporation, for the year ended December 31, 1998, as well as the Independent Auditor's Report of Plante & Moran, LLP, dated January 26, 1999, (both exhibit
13) is incorporated by reference herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information listed under the caption "Information about Directors and Nominees as Directors" on page 4 of the Proxy Statement of the Corporation dated March 18, 1999, (exhibit 20) is incorporated by reference herein.

EXECUTIVE OFFICERS

         The following is a list of the executive officers of the Corporation, together with their ages and their positions at December 31, 1998. Executive officers of the Corporation are elected annually by the Corporation's Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

         Name and Position                      Position Held Since        Age
         -----------------                      -------------------        ---
     Harold W. Allmacher
       Chairman of the Board and
         Chief Executive Officer                1996 - present             59

     Richard J. Miller
       President and Chief Operating Officer    1996 - 1999                40

     Peter J. Przybocki
       Corporate Treasurer                      1996 - present             35

     Andrew Tassopoulos
       Executive Vice President                 1996 - present             38


         Mr. Allmacher held a similar position with Old Kent Bank - Macomb for substantially all of the two year period prior to the inception of the Corporation. Messrs. Miller, Tassopoulos, and Przybocki held various officer positions with Old Kent Bank - Macomb for substantially all of the two year period prior to joining the Corporation, except that Mr. Przybocki held a financial reporting position with Republic Bancorp Inc. of Owosso, Michigan, during parts of 1995 and 1996.

         Effective February 19, 1999, Mr. Miller resigned from his positions with the Corporation and the Bank. On March 2, 1999, Mr. Tassopoulos was named President of the Corporation and the Bank. At the same time, Mr. Przybocki was named Executive Vice President and Chief Financial Officer.

ITEM 10.  EXECUTIVE COMPENSATION

         The information detailed in the last two paragraphs under the captions "Board of Directors Meetings and Committees" on page 5, "Report of the Compensation Committee," on pages 6 and 7, "Summary Compensation Table" on page 7, and "Options Granted in 1998" and "Aggregated Stock Option Exercises in 1998 and Year End Option Values" on page 8 of the Proxy Statement of the Corporation dated March 18, 1999, (exhibit 20) is incorporated by reference herein.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information summarized under the caption "Stock Ownership of Certain Beneficial Owners and Management" on page 3 of the Proxy Statement of the Corporation dated March 18, 1999, (exhibit 20) is incorporated by reference herein.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information listed under the caption "Certain Transactions" on page 9 of the Proxy Statement of the Corporation dated March 18, 1999, (exhibit 20) is incorporated by reference herein.





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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 1999:


                              COMMUNITY CENTRAL BANK CORPORATION


                              /S/ HAROLD W. ALLMACHER

                              --------------------------------
                              Harold W. Allmacher; Chief Executive Officer
                                (Principal Executive Officer)


                              /S/ ANDREW TASSOPOULOS

                              --------------------------------
                              Andrew Tassopoulos; President


                              /S/ PETER J. PRZYBOCKI

                              --------------------------------
                              Peter J. Przybocki, CPA; Chief Financial Officer (Principal Financial and Accounting officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 22, 1999:


/S/ HAROLD W. ALLMACHER                       /S/ BOBBY L. HILL
------------------------------------------   --------------------------------
Harold W. Allmacher; Chairman of the Board   Bobby L. Hill; Director

/S/ GEBRAN S. ANTON                           /S/ JOSEPH F. JEANNETTE
------------------------------------------   --------------------------------
Gebran S. Anton; Director                    Joseph F. Jeannette; Director

/S/ JOSEPH CATENACCI                          /S/ DEAN S. PETITPREN
------------------------------------------   --------------------------------
Joseph Catenacci; Director                   Dean S. Petitpren; Director

/S/ RAYMOND M. CONTESTI                       /S/ CAROLE L. SCHWARTZ
------------------------------------------   --------------------------------
Raymond M. Contesti; Director                Carole L. Schwartz; Director

/S/ SALVATORE COTTONE                         /S/ ANTHONY R. TERSIGNI
------------------------------------------   --------------------------------
Salvatore Cottone; Director                  Anthony R. Tersigni; Director

/S/ CELESTINA GILES
------------------------------------------
Celestina Giles; Director

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

                  10.4         Vicant Office Building Lease Agreement dated April 1, 1997, between Gebran S. Anton,
                               Jr. and the Bank is incorporated by reference to exhibit 10.5 of the Corporation's
                               Registration Statement on Form SB-2 (Commission File No. 333-58475) which became effective August 25, 1998.

                  11           Computation of Per Share Earnings

                  13           Independent Auditor's Report dated January 26, 1999, and Stockholder Report of the
                               Corporation for the year ended December 31, 1998. Except for the portions of the
                               Stockholder Report that are expressly incorporated by reference in this 10-KSB, the
                               Stockholder Report shall not be deemed filed as a part hereof.

                  20           Proxy Statement of the Corporation dated March 18, 1999. Except for the portions of the Proxy Statement that are expressly incorporated by reference in this 10-KSB, the
                               Proxy Statement shall not be deemed filed as a part hereof.

                  21           Subsidiaries of the Issuer

                  23           Consent of Independent Auditor

                  27           Financial Data Schedule