Form 10QSB
period 1999-03-31
COMMUNITY CENTRAL BANK CORP
filed 1999-05-12
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended                     March 31, 1999
                                                   --------------

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

          100 North Main Street, PO Box 7, Mount Clemens,MI 48046-0007
          ------------------------------------------------------------
                    (Address of principal executive offices)

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
                            Yes   X           No
                                -----            -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                  Class                          Outstanding at May 11, 1999
                  -----                          ---------------------------
     Common Stock, $5 stated value                     2,416,031 Shares



Transitional Small Business Disclosure Format:
                            Yes               No   X
                                -----            -----

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Community Central Bank Corporation (the Corporation) include the consolidation of its subsidiary; Community Central Bank (the Bank).

Following are the Corporation's Consolidated Balance Sheet as of March 31, 1999 and 1998, and December 31, 1998, and Consolidated Statements of Operations, Comprehensive Income, and Cash Flow for the three month periods ended March 31, 1999 and 1998. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                       MARCH 31,         DECEMBER 31,     MARCH 31,
Assets                                                   1999               1998             1998
                                                       ---------         ---------        ---------
                                                             (in thousands, except fair value data)
Cash and due from banks                                   $4,575            $6,162           $4,304
Federal funds sold                                        16,350            19,300           10,550
                                                       ---------         ---------        ---------
   Cash and Cash Equivalents                              20,925            25,462           14,854
                                                       ---------         ---------        ---------

Securities available for sale, at fair value              10,711             9,766            5,378
Investment securities, at amortized cost                   6,670             9,276           13,189
   (Fair value of $6.7 million at 3-31-1999,
     $9.4 million at 12-31-1998, and
     $13.2 million at 3-31-1998)

Loans
   Residential mortgage loans                             32,397            33,867           29,284
   Commercial loans                                       71,643            64,098           37,101
   Installment loans                                       4,519             4,439            3,212
                                                       ---------         ---------        ---------
   Total Loans                                           108,559           102,404           69,597
Allowance for credit losses                               (1,393)           (1,330)            (960)
                                                       ---------         ---------        ---------
   Net Loans                                             107,166           101,074           68,637
                                                       ---------         ---------        ---------

Net property and equipment                                 1,700             1,739            1,723
Accrued interest receivable                                  734               655              579
Other assets                                                 753               963              205
                                                       ---------         ---------        ---------
   Total Assets                                         $148,659          $148,935         $104,565
                                                       =========         =========        =========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                       MARCH 31,         DECEMBER 31,     MARCH 31,
Liabilities                                              1999               1998            1998
                                                       ---------         ---------        ---------
                                                               (in thousands, except share data)

Deposits
   Noninterest bearing demand deposits                   $13,828           $13,124          $10,192
   NOW and money market accounts                          16,979            18,644            9,201
   Savings deposits                                        5,324             2,971            2,046
   Time deposits                                          91,995            92,413           72,473
                                                       ---------         ---------        ---------
   Total deposits                                        128,126           127,152           93,912
                                                       ---------         ---------        ---------

Short term borrowings                                      2,072             3,491            1,561
Accrued interest payable                                     345               280              247
Other liabilities                                            163               227              116
Capitalized lease obligation                               1,034             1,036            1,036
                                                       ---------         ---------        ---------
   Total Liabilities                                     131,740           132,186           96,872
                                                       ---------         ---------        ---------
Stockholders' Equity
   Common stock -- $5 stated value; 9,000,000 shares
     authorized; 2,416,100 shares issued and
     outstanding at 3-31-1999, 2,196,455 shares
     outstanding at 12-31-1998, and 1,391,455 shares
     outstanding at 3-31-1998                             12,080            10,982            6,957
   Additional paid-in capital                              6,214             7,312            3,563
   Accumulated deficit                                    (1,403)           (1,608)          (2,855)
   Accumulated other comprehensive income                     28                63               28
                                                       ---------         ---------        ---------
   Total Stockholders' Equity                             16,919            16,749            7,693
                                                       ---------         ---------        ---------
Total Liabilities and Stockholders' Equity              $148,659          $148,935         $104,565
                                                       =========         =========        =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                1999                          1998
                                                              -------                       -------
                                                              (in thousands, except per share data)
Interest Income
   Loans (including fees)                                        $2,261                      $1,414
   Securities                                                       266                         310
   Federal funds sold                                               207                          80
                                                                -------                     -------
   Total Interest Income                                          2,734                       1,804
                                                                -------                     -------
Interest Expense
   Deposits                                                       1,354                         984
   Short term borrowings                                             22                          15
   Capitalized lease obligation                                      35                          35
                                                                -------                     -------
   Total Interest Expense                                         1,411                       1,034
                                                                -------                     -------
   Net Interest Income                                            1,323                         770
Provision for credit losses                                          70                         160
                                                                -------                     -------
   Net Interest Income after Provision                            1,253                         610
                                                                -------                     -------
Noninterest Income
   Deposit service charges                                           57                          28
   Net realized security gain                                        11                           6
   Other income                                                      58                          36
                                                                -------                     -------
   Total Noninterest Income                                         126                          70
                                                                -------                     -------
Noninterest Expense
   Salaries, benefits, and payroll taxes                            435                         392
   Premises and fixed asset expense                                 129                         140
   Other operating expense                                          411                         291
                                                                -------                     -------
Total Noninterest Expense                                           975                         823
                                                                -------                     -------
   Income (Loss) Before Taxes and Cumulative
     Effect of Change in Accounting Principle                       404                        (143)
Provision for income taxes                                          142                        ----
                                                                -------                     -------
   Income Before Cumulative Effect of Change
     in Accounting Principle                                        262                        (143)
Cumulative effect of change in accounting
     principle                                                      (57)                       ----
                                                                -------                     -------
   Net Income (Loss)                                               $205                       ($143)
                                                                =======                     =======

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Per share data:
   Basic earnings (loss) before cumulative effect of
     change in accounting principle                              $0.11                       ($0.09)
   Basic earnings (loss)                                         $0.09                       ($0.09)

   Diluted earnings (loss) before cumulative effect of
     change in accounting principle                              $0.11                       ($0.09)
   Diluted earnings (loss)                                       $0.09                       ($0.09)
                                                               =========                    =========
   Cash Dividends                                                $ ---                        $ ---
                                                               =========                    =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

                                                                          Three Months Ended March 31,
                                                                        1999                        1998
                                                                     ----------                  ---------
                                                                                  (in thousands)

Net Income (Loss) as Reported                                               $205                     ($143)

Other Comprehensive Income, Net of Tax
   Change in unrealized gain on securities
     available for sale                                                      (28)                        2
   Reclassification of previously reported gain
     included in current year income                                          (7)                       (3)
                                                                     -----------                 ----------
Comprehensive Income (Loss)                                                 $170                     ($144)
                                                                     ===========                 ==========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         1999                        1998
                                                                      ----------                  ---------
                                                                                 (in thousands)
Operating Activities
   Net income (loss)                                                        $205                     ($143)
   Adjustments to reconcile net income (loss) to net cash flow from operating activities:
    Net amortization (accretion) of security premium/discount                  7                        (4)
    Net gain on calls of securities                                          (11)                       (6)
    Provision for credit losses                                               70                       160
    Depreciation expense                                                      76                        91
    Deferred income tax                                                      113                      ----
    Increase in accrued interest receivable                                  (79)                      (80)
    Decrease in other assets                                                  97                        16
    Increase in accrued interest payable                                      65                        56
    Increase (decrease) in other liabilities                                 (11)                       53
                                                                      ----------                  ---------
   Net Cash Provided by Operating Activities                                 532                       143

Investing Activities
   Purchases of securities available for sale                             (1,992)                     ----
   Maturities, calls, and prepayments of securities available for sale       985                       529
   Purchases of investment securities                                       ----                      (202)
   Maturities, calls, and prepayments of investment securities             2,619                     1,636
   Increase in loans                                                      (6,162)                  (16,462)
   Purchases of property and equipment                                       (37)                     ----
                                                                      ----------                  ---------
   Net Cash Used in Investing Activities                                  (4,587)                  (14,499)

Financing Activities
   Increase in demand and savings deposits                                 1,392                     2,225
   Increase (decrease) in time deposits                                     (418)                   23,332
   Increase (decrease) in short term borrowings                           (1,419)                      158
   Repayment of capitalized lease obligation                                 (37)                      (34)
                                                                      ----------                  ---------
   Net Cash Provided by (Used in) Financing Activities                      (482)                   25,681
                                                                      ----------                  ---------
Increase (Decrease) in Cash and Cash Equivalents                          (4,537)                   11,325
Cash and Cash Equivalents at the Beginning
   of the Year                                                            25,462                     3,529
                                                                      ----------                  ---------
Cash and Cash Equivalents at the End
   of the Period                                                         $20,925                   $14,854
                                                                      ==========                  =========

Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                          $1,311                      $943
                                                                      ==========                  =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the Corporation's financial condition and operating results for the periods ended March 31, 1999 and 1998, should be read in conjunction with the financial statements and statistical data presented elsewhere. The discussion and analysis contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, and projections. Any such statements are not guarantees of future performance, and involve certain risks and uncertainties. Actual results may materially differ from what may be expressed herein.

ASSETS

The Corporation's total assets have decreased by $200,000, to $148.7 million at March 31, 1999, compared with $148.9 million at December 31, 1998.

During the three months ended March 31, 1999, total deposits rose by $1.0 million, while total loans increased by $6.2 million.

The following table shows the amortized cost and estimated fair value of the Corporation's security portfolio as of the dates indicated. On the balance sheet, investment securities (i.e., those which the Corporation has the ability and intent to hold to maturity) are stated at cost, adjusted for amortization of premium or accretion of discount. Securities available for sale are shown on the balance sheet at estimated fair value.


                                               MARCH 31, 1999        DECEMBER 31, 1998         MARCH 31, 1998
                                            ----------------         ----------------        ----------------
                                            AMORTIZED      FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
                                                COST      VALUE         COST      VALUE         COST      VALUE
                                            -------       -----      -------      -----      -------      -----
                                                                       (in thousands)

Securities Available for Sale
   United States Government agencies           $5,895     $5,935       $5,402     $5,466       $3,381     $3,420
   Mortgage backed securities                   3,935      3,938        3,171      3,204        1,054      1,056
   Collateralized mortgage obligations            839        838        1,098      1,096          901        902
                                              -------    -------      -------    -------      -------    -------
       Total Securities Available for Sale     10,669     10,711        9,671      9,766        5,336      5,378
                                              -------    -------      -------    -------      -------    -------

Investment Securities
   United States Treasury                         ---        ---          ---        ---        1,495      1,497
   United States Government agencies            2,878      2,901        4,369      4,424        5,615      5,644
   Mortgage backed securities                   2,078      2,098        2,208      2,235        2,753      2,764
   Collateralized mortgage obligations          1,432      1,443        2,417      2,431        3,124      3,140
   Other Securities                               282        282          282        282          202        202
                                              -------    -------      -------    -------      -------    -------
       Total Investment Securities              6,670      6,724        9,276      9,372       13,189     13,247
                                              -------    -------      -------    -------      -------    -------

       Total Securities                       $17,339    $17,435      $18,947    $19,138      $18,525    $18,625
                                              =======    =======      =======    =======      =======    =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Total loans increased by $6.2 million during the three months ended March 31, 1999, as the Corporation continued building its loan base. Commercial loans grew by $7.5 million, while residential mortgage loans decreased by $1.5 million.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Additionally, the Corporation had approximately $22.4 million in outstanding loans at March 31, 1999, to commercial borrowers in the real estate rental and property management industries.

Loans would be placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. No loans have been placed in nonaccrual status since the Corporation's inception.

At March 31, 1999, there were no material loans where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms. Furthermore, management is not aware of any material potential problem loans which could have a material effect on the Corporation's operating results, liquidity, or capital resources.

The following table shows an analysis of the allowance for credit losses:

                                                               THREE MONTHS ENDED MARCH 31,
                                                                  1999                1998
                                                                 -------             -------
                                                                         (in thousands)
Allowance for credit losses at
   beginning of period                                             $1,330                $800

Provision charged to expense                                           70                 160
Loans charged off                                                      (7)               ----
                                                                  -------             -------
Allowance for credit losses at end of period                       $1,393                $960
                                                                  =======             =======
Allowance for credit losses as a percentage
   of loans at period end                                           1.28%               1.38%

In each accounting period, management evaluates the problems and potential losses in the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit and financial guarantees. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. The Corporation also includes a "year 2000" risk component in its allowance analysis. The results of these evaluations are reflected in the allowance and periodic provision for credit losses. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

The primary risk element considered by management regarding each installment and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements concerning commercial loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing financial statements from its commercial loan customers, and periodically reviews existence of collateral and its value.

Although management believes that the allowance for credit losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period that could be substantial in relation to the size of the allowance for credit losses. Management is not aware of any factors that would cause future net loan charge-offs, in total or by loan category, to differ significantly from those experienced by institutions of similar size.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

LIABILITIES

During the three months ended March 31, 1999, total deposits increased by $1.0 million, to $128.1 million. Savings deposits increased by $2.4 million, while interest bearing demand deposits fell by $1.7 million.

Short term borrowings at March 31 consist of securities sold with an agreement to repurchase them the following day. Following are details of short term borrowings for the dates indicated:

                                                                    1999             1998
                                                                -----------       -----------
                                                                      (in thousands)

         Amount outstanding at end of period                       $2,072           $1,561
         Weighted average interest rate on ending balance            4.50%            4.96%


         Maximum amount outstanding at any month end
           during the period                                       $2,072           $1,561

CAPITAL

The Corporation declared a 10% stock dividend on March 23, 1999. The dividend was paid on April 21, 1999, to stockholders of record on April 6, 1999. As a result, approximately $1.1 million was transferred from additional paid-in capital to common stock. The effects of the stock dividend have been retroactively applied to applicable figures in this report. The Corporation also declared and paid a 10% stock dividend in the second quarter of 1998.

The Corporation completed a secondary stock offering in September, 1998. The net proceeds to the Corporation (after deducting offering costs) were approximately $7.8 million.

Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                                          MARCH 31,     DECEMBER 31,     MARCH 31,       MINIMUM
                                                            1999            1998           1998        REQUIREMENT
                                                          ---------     ------------     ---------     -----------

Tier I capital to risk-weighted assets                     16.18%          16.89%         12.08%             4%
Total capital to risk-weighted assets                      17.43%          18.15%         13.33%             8%
Primary capital to assets                                  12.19%          11.99%          8.06%           5.5%
Total capital to assets                                    12.19%          11.99%          8.06%             6%
Tier I capital to quarterly average assets (leverage)      11.50%          12.15%          8.35%             4%

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

                                                                  THREE MONTHS ENDED
                                                                MARCH 31, 1999 VS. 1998
                                                     -------------------------------------
                                                                          INCREASE  (DECREASE)
                                                                          DUE TO CHANGES IN
                                                                       ---------------------------
                                                       TOTAL             VOLUME            RATE
                                                                        AND BOTH
                                                     ----------        ----------       ----------
                                                                       (in thousands)

Earning Assets - Interest Income
   Federal funds sold                                     $127              $139             ($12)
   Securities                                              (44)              (31)             (13)
   Loans                                                   847               943              (96)
                                                     ---------         ---------        ---------
     Total                                                 930             1,051             (121)
                                                     ---------         ---------        ---------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                            79                81               (2)
   Savings deposits                                         19                18                1
   Time deposits                                           272               358              (86)
   Short term borrowings                                     7                 9               (2)
   Capitalized lease obligation                           ----              ----             ----
                                                     ---------         ---------        ---------
     Total                                                 377               466              (89)
                                                     ---------         ---------        ---------

Net Interest Income                                       $553              $585             ($32)
                                                     =========         =========        =========


For the quarter ended March 31, 1999, net interest income increased by 72%, or $553,000 over the first quarter of 1998. This was due to a significant rise in the volume of interest earning assets, especially in loans. On the liability side, interest bearing liability volumes increased sharply as the Corporation continued to build a deposit base. The large percentage increase in both interest earning assets and interest bearing liabilities was a function of the Corporation's significant growth during 1998. The net interest margin improved in the quarter to 3.75%, compared with 3.53% for the first quarter of 1998. Interest rates on individual asset and liability categories were somewhat lower than in the prior year quarter; however, volume increases in most categories more than offset the effects of reduced rates.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

AVERAGE BALANCE SHEET

The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three month periods ended March 31, 1999 and 1998. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.


                                                                THREE MONTHS ENDED MARCH 31,
                                      -----------------------------------       -----------------------------------
                                                     1999                                      1998
                                      ---------    ---------    ---------       ---------    ---------    ---------

                                                                  AVERAGE                                   AVERAGE
                                                     INTEREST      RATE                        INTEREST      RATE
                                        AVERAGE      INCOME/      EARNED/         AVERAGE      INCOME/      EARNED/
                                        BALANCE      EXPENSE       PAID           BALANCE      EXPENSE       PAID
                                      ---------    ---------     ---------      ---------    ---------    ---------
                                                                     (in thousands)
Assets
   Federal funds sold                    $17,765         $207         4.66%        $5,860          $80         5.46%
   Securities                             17,629          266         6.04         19,701          310         6.29
   Loans                                 105,683        2,261         8.56         61,618        1,414         9.18
                                      ----------   ----------    ---------      ---------    ---------    ---------
Total Earning Assets/
   Total Interest Income                 141,077        2,734         7.75%        87,179        1,804         8.28%
                                      ----------   ----------    ---------      ---------    ---------    ---------
Cash and due from banks                    3,876                                    3,004
All other assets                           1,971                                    1,657
                                      ----------                                ---------
Total Assets                            $146,924                                  $91,840
                                      ==========                                =========
Liabilities and Equity
   NOW and money market accounts         $19,062          154         3.23%        $9,042           75         3.32%
   Savings deposits                        4,255           34         3.20          1,966           15         3.05
   Time deposits                          88,096        1,166         5.29         61,068          894         5.86
   Short term borrowings                   1,984           22         4.44          1,182           15         5.08
   Capitalized lease obligation            1,025           35        13.66          1,025           35        13.66
                                      ----------   ----------    ---------      ---------    ---------    ---------
Total Interest Bearing Liabilities/
   Total Interest Expense                114,422        1,411         4.93%        74,283        1,034         5.57%
                                                   ----------    ---------                   ---------    ---------
Noninterest bearing demand deposits       15,130                                    9,469
All other liabilities                        468                                      285
Stockholders' equity                      16,904                                    7,803
                                      ----------                                ---------
Total Liabilities and Equity            $146,924                                  $91,840
                                      ==========                                =========
Net Interest Income                                    $1,323                                    $770
                                                     ========                                ========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                       3.75%                                    3.53%
                                                                  =========                               =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

NONINTEREST INCOME

Noninterest income increased by 80%, to $126,000 in the first quarter of 1999. The largest components of the increase were overdraft income and fees from processing merchant credit card deposits.


NONINTEREST EXPENSE

Noninterest expense increased over the first quarter of 1998 by 18%, to $975,000 in 1999. This was primarily the result of growth of the Corporation, and the accompanying rise in payroll and other operating expense. The largest components of the increase were in advertising and other marketing costs. Premises and fixed asset expense declined in 1999, as depreciation fell in the absence of significant new purchases.


PROVISION FOR INCOME TAXES

The Corporation and the Bank file a consolidated federal income tax return. Before 1998, no net deferred tax asset had been provided for the future benefit of the net operating loss carryforward generated since inception, because the Corporation did not have a history of earnings. A total tax benefit of $774,000 was recognized in 1998 when it became more likely than not that the credits would be realized in the future. Beginning in 1999, the Corporation is recognizing a federal tax provision based on "book taxable" income. Net operating loss carryfowards available to reduce future taxable income total approximately $638,000 through years ending 2012. As a result of the carryforward, the Corporation has no current tax liability.


CHANGE IN ACCOUNTING PRINCIPLE

The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," effective for fiscal years beginning after December 31, 1998. SOP 98-5 mandates that the costs of start-up activities and organization costs be expensed as incurred. Previously, organization costs had been amortized over five years. As a result, the Corporation recognized its remaining unamortized organization costs in the first quarter of 1999. This resulted in an after tax charge of $57,000. If SOP 98-5 had not been issued, these costs would have been amortized ratably through the third quarter of 2001.


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. For the Corporation, the major sources of liquidity have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by a $2.0 million secured federal funds borrowing facility, and a $10.0 million secured line of credit with the Federal Home Loan Bank of Indianapolis (FHLB). The Corporation's large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows the maturity and repricing distribution of the Corporation's interest earning assets and interest bearing liabilities as of March 31, 1999. This table displays the interest rate sensitivity gap (interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio. Loans are presented net of unearned income, gross of the allowance, while securities are shown at amortized cost.


                                            AFTER THREE        AFTER ONE
                             WITHIN         MONTHS BUT         YEAR BUT           AFTER
                              THREE         WITHIN ONE          WITHIN            FIVE
                             MONTHS             YEAR           FIVE YEARS         YEARS          TOTAL
                            ---------       -----------        ----------       ---------      ----------
                                                               (in thousands)
Interest earning assets:
   Federal funds sold        $16,350         $ ----              $ ----           $ ----         $16,350
   Securities                    888          3,011              10,254            3,186          17,339
   Loans                      34,169          8,007              48,451           17,932         108,559
                            ---------       --------            --------         --------      ----------
     Total                    51,407         11,018              58,705           21,118        $142,248
                            ---------       --------            --------         --------      ==========

Interest bearing liabilities:
   NOW and money market
     accounts                 16,979           ----                ----             ----         $16,979
   Savings deposits            5,324           ----                ----             ----           5,324
   Jumbo time deposits        39,107         10,079                ----             ----          49,186
   Time deposits < $100,000   26,322         15,710                 777             ----          42,809
   Short term borrowings       2,072           ----                ----             ----           2,072
   Capitalized lease obligation    3              9                 132              890           1,034
                            --------        -------             -------           -------      ---------
     Total                    89,807         25,798                 909              890        $117,404
                            --------        -------             -------           -------      ========


Interest rate sensitivity gap  ($38,400)      (14,780)             57,796           20,228
Cumulative interest rate
   sensitivity gap                           ($53,180)             $4,616          $24,844
Interest rate sensitivity gap
   ratio                           0.57          0.43               64.58            23.73
Cumulative interest rate
   sensitivity gap ratio                         0.54                1.04             1.21


The table above indicates the time periods in which interest earning assets and interest bearing liabilities will mature or may be repriced, generally according to their contractual terms. However, this table does not necessarily indicate the impact that general interest rate movements would have on the Corporation's net interest margin, because the repricing of various categories of assets and liabilities is discretionary, and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and by different increments. At March 31, 1999, the Corporation is considered "liability sensitive" according to the preceding table. In a rising rate environment, the Corporation might not be able to increase rates on earning assets faster than the increase in rates on interest bearing liabilities.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

YEAR 2000 READINESS DISCLOSURE

The Corporation is finalizing plans to address the impact of the arrival of 2000 on its computerized information systems and other electronic equipment. The "year 2000 problem" is the result of abbreviating an applicable year with two digits rather than four. As a result, computer programs and other devices may interpret a date field of "00" as 1900 rather than 2000. This or any similar error could lead to system malfunction or complete failure. The banking industry is highly dependent on computer systems due to significant transaction volumes, and date sensitive calculations for interest accruals on financial instruments such as loans and deposits.

The Corporation began to prepare for the year 2000 project in 1997. The plan began with an internal evaluation of equipment, software applications, and vendor supplied products. Because the Corporation was founded during 1996, much of its equipment and computer technology are new; and, in many cases, were 2000 ready from the outset. The Corporation's main data processing vendor has represented that it is fully 2000 ready as of the end of 1998, and provides regular updates to the Corporation. Additional testing by this vendor was substantially completed during the first quarter of 1999. The Corporation has a written plan which is regularly updated and reported to the Board of Directors. Testing on systems and equipment is substantially complete, and no material concerns have been encountered. To date, approximately $14,000 has been spent on the year 2000 project. While it is expected that the remainder of the project will involve additional costs, the total amount is not currently expected to exceed $35,000. Such costs are expensed as incurred. If any unusual and unforeseen problems arise during 1999, this amount could be significantly higher. Additionally, if the Corporation (or its customers or vendors) are unable to remedy any potential year 2000 problems in a timely manner, there could be a material adverse effect on the Corporation's business. Based on information that is currently available, the Corporation does not anticipate that the cost of achieving year 2000 readiness will have a material effect on its capital resources, results of operations, or liquidity as presented herein.


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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 1999.


                            COMMUNITY CENTRAL BANK CORPORATION





                            By:  /S/ HAROLD W. ALLMACHER
                                 -----------------------
                            Harold W. Allmacher;
                            Chairman of the Board and Chief Executive Officer (Principal Executive Officer)





                            By:  /S/ ANDREW TASSOPOULOS
                                 ----------------------
                            Andrew Tassopoulos;
                            President





                            By:  /S/ PETER J. PRZYBOCKI
                                 ----------------------
                            Peter J. Przybocki, CPA;
                            Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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