Form 10QSB
period 1999-06-30
COMMUNITY CENTRAL BANK CORP
filed 1999-07-29
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended        June 30, 1999
                                      -------------

                          Commission File No. 333-04113

                       COMMUNITY CENTRAL BANK CORPORATION
        (Exact name of small business issuer as specified in its charter)

        Michigan                                           38-3291744
-------------------------------                ---------------------------------
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
                             Yes   X           No
                                 -----            -----



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                                   Outstanding at July 27, 1999
 -----------------------------                     ----------------------------
 Common Stock, $5 stated value                           2,420,024 Shares



Transitional Small Business Disclosure Format:
                                            Yes               No   X
                                                -----            -----

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Community Central Bank Corporation (the Corporation) include the consolidation of its subsidiary; Community Central Bank (the Bank).

Following are the Corporation's Consolidated Balance Sheet as of June 30, 1999 and 1998, and December 31, 1998, Consolidated Statements of Operations and Comprehensive Income for the three and six month periods ended June 30, 1999 and 1998, and Consolidated Statement of Cash Flow for the six months ended June 30, 1999 and 1998. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements contained in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods may not necessarily be indicative of the results to be expected for the full year.

Certain reclassifications have been made to the 1998 financial statements to conform with the classifications used in 1999.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                 June 30,   December 31,  June 30,
Assets                                            1999         1998         1998
------------------------------------           ----------   ------------ ----------
                                              (in thousands, except fair value data)
Cash and due from banks                        $   5,326    $   6,162    $   2,972
Federal funds sold                                22,500       19,300        7,050
------------------------------------           ---------    ---------    ---------
   Cash and Cash Equivalents                      27,826       25,462       10,022
------------------------------------           ---------    ---------    ---------
Securities available for sale, at fair value      10,432        9,766       11,944
Investment securities, at amortized cost           5,356        9,276       11,780
   (Fair value of $5.4 million at 6-30-1999,
     $9.4 million at 12-31-1998, and
     $11.8 million at 6-30-1998)

Loans
   Residential mortgage loans                     31,254       33,867       33,423
   Commercial loans                               80,378       64,098       43,362
   Installment loans                               5,035        4,439        3,861
------------------------------------           ---------    ---------    ---------
   Total Loans                                   116,667      102,404       80,646
Allowance for credit losses                       (1,414)      (1,330)      (1,045)
------------------------------------           ---------    ---------    ---------
   Net Loans                                     115,253      101,074       79,601
------------------------------------           ---------    ---------    ---------

Net property and equipment                         1,760        1,739        1,654
Accrued interest receivable                          714          655          639
Other assets                                         645          963          215
------------------------------------           ---------    ---------    ---------
   Total Assets                                $ 161,986    $ 148,935    $ 115,855
====================================           =========    =========    =========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                                                   June 30,   December 31,   June 30,
Liabilities and Stockholders' Equity                                                 1999        1998         1998
----------------------------------                                                ---------   ------------  ---------
                                                                                   (in thousands, except share data)
Deposits
   Noninterest bearing demand deposits                                            $  15,301    $  13,124    $  12,996
   NOW and money market accounts                                                     24,168       18,644       10,726
   Savings deposits                                                                   5,222        2,971        2,667
   Time deposits                                                                     95,750       92,413       77,911
-----------------------------------------------------                             ---------    ---------    ---------
   Total deposits                                                                   140,441      127,152      104,300
-----------------------------------------------------                             ---------    ---------    ---------

Short term borrowings                                                                 2,839        3,491        2,330
Accrued interest payable                                                                380          280          259
Other liabilities                                                                       144          227          136
Long term debt                                                                        1,527        1,036        1,037
-----------------------------------------------------                             ---------    ---------    ---------
   Total Liabilities                                                                145,331      132,186      108,062
-----------------------------------------------------                             ---------    ---------    ---------
Stockholders' Equity
   Common stock ($5 stated value; 9,000,000 shares authorized; 2,420,024 shares issued and outstanding at 6-30-1999; 2,196,455 shares outstanding at
     12-31-1998 and 1,391,455 shares
     outstanding at 6-30-1998)                                                       12,100       10,982        6,957
   Additional paid-in capital                                                         6,226        7,312        3,562
   Accumulated deficit                                                               (1,606)      (1,608)      (2,748)
   Accumulated other comprehensive income                                               (65)          63           22
-----------------------------------------------------                             ---------    ---------    ---------
   Total Stockholders' Equity                                                        16,655       16,749        7,793
-----------------------------------------------------                             ---------    ---------    ---------
Total Liabilities and Stockholders' Equity                                        $ 161,986    $ 148,935    $ 115,855
=====================================================                             =========    =========    =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                Three Months Ended   Six Months Ended
                                                      June 30,           June 30,
                                                  1999      1998      1999      1998
                                                -------   -------   -------    -------
                                                 (in thousands, except per share data)
Interest Income
   Loans (including fees)                       $ 2,458   $ 1,725   $ 4,719    $ 3,139
   Securities                                       266       339       532        649
   Federal funds sold                               233       134       440        214
                                                -------   -------   -------    -------
   Total Interest Income                          2,957     2,198     5,691      4,002
                                                -------   -------   -------    -------
Interest Expense
   Deposits                                       1,420     1,228     2,774      2,212
   Short term borrowings                             32        18        54         33
   Long term debt                                    34        34        69         69
                                                -------   -------   -------    -------
   Total Interest Expense                         1,486     1,280     2,897      2,314
                                                -------   -------   -------    -------
   Net Interest Income                            1,471       918     2,794      1,688
Provision for credit losses                         110        85       180        245
                                                -------   -------   -------    -------
   Net Interest Income after Provision            1,361       833     2,614      1,443
                                                -------   -------   -------    -------
Noninterest Income
   Deposit service charges                           66        43       123         71
   Net realized security gain                        --        --        11          6
   Other income                                      76        95       134        131
                                                -------   -------   -------    -------
   Total Noninterest Income                         142       138       268        208
                                                -------   -------   -------    -------
Noninterest Expense
   Salaries, benefits, and payroll taxes            426       433       861        825
   Premises and fixed asset expense                 152       131       281        271
   Other operating expense                          465       300       876        591
                                                -------   -------   -------    -------
Total Noninterest Expense                         1,043       864     2,018      1,687
                                                -------   -------   -------    -------
   Income (Loss) Before Taxes and Cumulative
     Effect of Change in Accounting Principle       460       107       864        (36)
Provision for income taxes                          166        --       308         --
                                                -------   -------   -------    -------
   Income Before Cumulative Effect of Change
     in Accounting Principle                        294       107       556        (36)
Cumulative effect of change in accounting
     principle                                       --        --       (57)        --
                                                -------   -------   -------    -------
   Net Income (Loss)                            $   294   $   107   $   499    ($   36)
                                                =======   =======   =======    =======

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                            Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                           1999          1998               1999           1998
                                                          ------        ------             ------         ------
                                                                     (in thousands, except per share data)
Per share data:
   Basic earnings (loss) before cumulative effect of
     change in accounting principle                       $ 0.12        $ 0.07             $ 0.23         ($0.02)
   Basic earnings (loss)                                  $ 0.12        $ 0.07             $ 0.21         ($0.02)

   Diluted earnings (loss) before cumulative effect of
     change in accounting principle                       $ 0.12        $ 0.07             $ 0.23         ($0.02)
   Diluted earnings (loss)                                $ 0.12        $ 0.07             $ 0.21         ($0.02)
                                                          ======        ======             ======         ======
   Cash Dividends                                         $   --        $   --             $   --         $   --
                                                          ======        ======             ======         ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

                                                     Three Months Ended          Six Months Ended
                                                          June 30,                   June 30,
                                                   1999             1998        1999         1998
                                                  -----            ------       -----       -----
                                                                     (in thousands)
Net Income (Loss) as Reported                     $ 294            $  107       $ 499        ($36)

Other Comprehensive Income, net of tax
   Change in unrealized gain on securities
     available for sale                             (93)               (6)       (121)         (7)
   Reclassification of previously reported gain
     included in current year income                 --                --          (7)         (3)
                                                  -----            ------       -----       -----
Comprehensive Income (Loss)                       $ 201            $  101       $ 371        ($46)
                                                  =====            ======       =====       =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

                                                                              Six Months Ended June 30,
                                                                             1999                  1998
                                                                           --------              --------
                                                                                  (in thousands)
Operating Activities
   Net income (loss)                                                       $    499                  ($36)
   Adjustments to reconcile net income (loss) to net cash flow from operating activities:
    Net amortization (accretion) of security premium or discount                  9                    (9)
    Net realized security gain                                                  (11)                   (6)
    Provision for credit losses                                                 180                   245
    Net gain on sales of property and equipment                                  --                    (5)
    Depreciation expense                                                        156                   183
    Deferred income tax                                                         277                    --
    Increase in accrued interest receivable                                     (59)                 (140)
    Decrease in other assets                                                     75                     6
    Increase in accrued interest payable                                        100                    68
    Increase in other liabilities                                                18                   110
                                                                           --------              --------
   Net Cash Provided by Operating Activities                                  1,244                   416

Investing Activities
   Maturities, calls, and prepayments of securities available for sale        2,132                 1,087
   Purchases of securities available for sale                                (3,006)               (7,135)
   Maturities, calls, and prepayments of investment securities                4,101                 3,132
   Purchases of investment securities                                          (165)                 (282)
   Net increase in loans                                                    (14,359)              (27,511)
   Sales of property and equipment                                               --                    15
   Purchases of property and equipment                                         (177)                  (33)
                                                                           --------              --------
   Net Cash Used in Investing Activities                                    (11,474)              (30,727)

Financing Activities
   Net increase in demand and savings deposits                                9,952                 7,175
   Net increase in time deposits                                              3,337                28,770
   Net increase (decrease) in short term borrowings                            (652)                  927
   Repayment of long term debt                                                  (75)                  (67)
   Fractional shares paid on stock dividend                                      (1)                   (1)
   Stock option exercise                                                         33                    --
                                                                           --------              --------
   Net Cash Provided by Financing Activities                                 12,594                36,804
                                                                           --------              --------
Increase in Cash and Cash Equivalents                                         2,364                 6,493
Cash and Cash Equivalents at the Beginning of the Year                       25,462                 3,529
                                                                           --------              --------
Cash and Cash Equivalents at the End of the Period                         $ 27,826              $ 10,022
                                                                           ========              ========
Supplemental Disclosure of Cash Flow Information:
   Interest paid                                                           $  2,728              $  2,177
   Federal taxes paid                                                            --                    --

Supplemental Disclosure of Non-Cash Information:
   ESOP loan guarantee recognized                                          $    500                    --

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the Corporation's financial condition and operating results for the periods ended June 30, 1999 and 1998, should be read in conjunction with the financial statements and statistical data presented elsewhere. The discussion and analysis contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, and projections. Any such statements are not guarantees of future performance, and involve certain risks and uncertainties. Actual results may materially differ from what may be expressed herein.

ASSETS

The Corporation's total assets have increased by 9%, or $13.1 million, to $162.0 million at June 30, 1999, compared with $148.9 million at December 31, 1998. Assets have grown by $46.1 million since June 30, 1998.

During the six months ended June 30, 1999, total deposits rose by $13.3 million, while total loans increased by $14.3 million.

The following table shows the amortized cost and estimated fair value of the Corporation's security portfolio as of the dates indicated. On the balance sheet, investment securities (those which the Corporation has the ability and intent to hold to maturity) are stated at cost, adjusted for amortization of premium and accretion of discount. Securities available for sale are shown on the balance sheet at estimated fair value.


                                               June 30, 1999         December 31, 1998         June 30, 1998
                                            ----------------         ----------------        ----------------
                                            Amortized      Fair      Amortized     Fair      Amortized     Fair
                                                Cost      Value         Cost      Value         Cost      Value
                                            -------       -----      -------      -----      -------      -----
                                                                       (in thousands)
Securities Available for Sale
   United States Government agencies           $ 6,405     $ 6,379     $ 5,402     $ 5,466     $ 6,888     $ 6,920
   Mortgage backed securities                    3,756       3,684       3,171       3,204       3,546       3,547
   Collateralized mortgage obligations             370         369       1,098       1,096       1,477       1,477
                                               -------     -------     -------     -------     -------     -------
       Total Securities Available for Sale      10,531      10,432       9,671       9,766      11,911      11,944
                                               -------     -------     -------     -------     -------     -------

Investment Securities
   United States Treasury                           --          --          --          --         498         498
   United States Government agencies             2,127       2,139       4,369       4,424       5,367       5,393
   Mortgage backed securities                    1,868       1,855       2,208       2,235       2,604       2,618
   Collateralized mortgage obligations             915         920       2,417       2,431       3,029       3,047
   Other securities                                446         446         282         282         282         282
                                               -------     -------     -------     -------     -------     -------
       Total Investment Securities               5,356       5,360       9,276       9,372      11,780      11,838
                                               -------     -------     -------     -------     -------     -------

       Total Securities                        $15,887     $15,792     $18,947     $19,138     $23,691     $23,782
                                               =======     =======     =======     =======     =======     =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


Total loans increased by $14.3 million during the six months ended June 30, 1999, as the Corporation continued building its loan base. Commercial loans grew by $16.3 million, while residential mortgage loans decreased by $2.6 million.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Additionally, the Corporation had approximately $23.5 million in outstanding loans at June 30, 1999, to commercial borrowers in the real estate rental and property management industries.

Loans would be placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. There were no loans in nonaccrual status at June 30, 1999. Loans 90 or more days past due but still accruing totaled $47,000 at June 30, 1999.

At June 30, 1999, there were no material loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms. Furthermore, management is not aware of any potential problem loans which could have a material effect on the Corporation's operating results, liquidity, or capital resources.

The following table shows an analysis of the allowance for credit losses:

                                                    Six Months Ended June 30,
                                                        1999         1998
                                                      -------       -------
                                                         (in thousands)
Allowance for credit losses at beginning of period    $ 1,330       $   800

Provision charged to expense                              180           245
Loans charged off                                         (96)           --
                                                      -------       -------
Allowance for credit losses at end of period          $ 1,414       $ 1,045
                                                      =======       =======
Allowance for credit losses as a percentage
   of loans at period end                                1.21%         1.30%


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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


LIABILITIES

During the six months ended June 30, 1999, total deposits increased by 10%, or $13.3 million, to $140.4 million. Total demand deposits increased by $7.7 million, while savings and time deposits rose by a total of $5.6 million.

Short term borrowings at June 30 consisted of securities sold with an agreement to repurchase them the following day. Following are additional details of short term borrowings for the dates or periods indicated:

                                                                    1999              1998
                                                                  -------           -------
                                                                        (in thousands)
         Weighted average interest rate on ending balance            4.19%             4.75%


         Maximum amount outstanding at any month end
           during the six month period                            $ 3,021           $ 2,330

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


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

                                                       June 30,     December 31,     June 30,        Minimum
                                                         1999          1998            1998        Requirement
                                                       ---------    ------------     --------      -----------

Tier I capital to risk-weighted assets                    14.60%       16.89%         10.65%          4.00%
Total capital to risk-weighted assets                     15.84%       18.15%         11.90%          8.00%
Primary capital to assets                                 11.10%       11.99%          7.54%          5.50%
Total capital to assets                                   11.10%       11.99%          7.54%          6.00%
Tier I capital to quarterly average assets                10.69%       12.15%          6.92%          4.00%


During the second quarter of 1999, the Corporation established an employee stock ownership plan (ESOP). The ESOP subsequently borrowed $500,000 from an unrelated bank to finance the future purchase of the Corporation's stock. The ESOP loan has been recorded as if it was long term debt of the Corporation, with a corresponding reduction to equity. Repayment of the loan will be made solely from contributions by the Corporation, which has guaranteed the loan.

The following table shows the changes in stockholders' equity for the six months ended June 30, 1999:

                                                                              Accumulated
                                               Additional                        Other
                                   Common       Paid-in       Accumulated    Comprehensive      Total
                                    Stock       Capital         Deficit          Income         Equity
                                  --------     ----------     -----------    -------------     --------
                                                            (in thousands)
Balance January 1, 1999           $ 10,982     $    7,312         ($1,608)     $    63         $ 16,749

Stock dividend                       1,098         (1,099)             --           --               (1)
Stock option exercise                   20             13              --           --               33
Net income                              --             --             499           --              499
Change in ESOP loan guarantee           --             --            (497)          --             (497)
Other comprehensive income              --             --              --         (128)            (128)
                                  --------     ----------        --------      -------         --------
Balance June 30, 1999             $ 12,100     $    6,226         ($1,606)    ($    65)        $ 16,655
                                  ========     ==========        ========      =======         ========

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

                                                        Three Months Ended                      Six Months Ended
                                                      June 30, 1999 vs. 1998                 June 30, 1999 vs. 1998
                                                   ---------------------------------      ---------------------------------
                                                               Increase (Decrease)                    Increase (Decrease)
                                                               Due to Changes In                      Due to Changes In
                                                               ---------------------                  ---------------------
                                                    Total        Volume       Rate         Total        Volume        Rate
                                                                and Both                               and Both
                                                   -------      ---------    -------      -------      ---------    -------
                                                                                  (in thousands)
Earning Assets - Interest Income
   Federal funds sold                              $    99      $   115         ($16)     $   226      $   254         ($28)
   Securities                                          (73)         (63)         (10)        (117)         (94)         (23)
   Loans                                               733          799          (66)       1,580        1,742         (162)
                                                   -------      -------      -------      -------      -------      -------

     Total                                             759          851          (92)       1,689        1,902         (213)
                                                   -------      -------      -------      -------      -------      -------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                        63           72           (9)         142          153          (11)
   Savings deposits                                     17           19           (2)          36           37           (1)
   Time deposits                                       112          240         (128)         384          595         (211)
   Short term borrowings                                14           15           (1)          21           24           (3)
   Long term debt                                       --           --           --           --           --           --
                                                   -------      -------      -------      -------      -------      -------

     Total                                             206          346         (140)         583          809         (226)
                                                   -------      -------      -------      -------      -------      -------
Net Interest Income                                $   553      $   505      $    48      $ 1,106      $ 1,093      $    13
                                                   =======      =======      =======      =======      =======      =======


For the quarter ended June 30, 1999, net interest income increased by 60%, or $553,000 over the second quarter of 1998. Net interest income for the six month period increased by $1.1 million, or 66% over the first six months of 1998. This was due to a significant rise in the volume of interest earning assets, especially in loans. On the liability side, interest bearing liability volumes increased significantly as the Corporation continued to build a deposit base. The net interest margin improved in the quarter to 3.93%, compared with 3.41% for the second quarter of 1998. For the six month period, the net interest margin improved to 3.84%, up from 3.46% in 1998. The margin improvements were the result of the Corporation's continued growth. Interest rates on individual asset and liability categories were somewhat lower than in the prior year quarter; however, volume increases in most categories more than offset the effects of reduced rates.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and six month periods ended June 30, 1999 and 1998. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.


                                                                  Three Months Ended June 30,
                                        -----------------------------------------------------------------------
                                                     1999                                      1998
                                        ----------------------------------   ----------------------------------

                                                                  Average                             Average
                                                     Interest      Rate                  Interest      Rate
                                         Average      Income/     Earned/    Average      Income/      Earned/
                                         Balance      Expense      Paid      Balance      Expense       Paid
                                        --------     --------     --------   --------    ---------    ---------
                                                                     (in thousands)
Assets
   Federal funds sold                   $ 19,519     $    233         4.77%  $  9,849    $     134         5.44%
   Securities                             17,462          266         6.09     21,583          339         6.28
   Loans                                 112,916        2,458         8.71     76,234        1,725         9.05
                                        --------     --------     --------   --------    ---------    ---------
Total Earning Assets/
   Total Interest Income                 149,897        2,957         7.89%   107,666        2,198         8.17%
                                                     --------     --------               ---------    ---------
Cash and due from banks                    4,680                                3,062
All other assets                           1,850                                1,528
                                        --------                             --------
Total Assets                            $156,427                             $112,256
                                        ========                             ========
Liabilities and Equity
   NOW and money market accounts        $ 19,385          149         3.07%  $  9,960           86         3.45%
   Savings deposits                        4,943           37         2.99      2,453           20         3.26
   Time deposits                          95,590        1,234         5.16     76,990        1,122         5.83
   Short term borrowings                   2,919           32         4.39      1,518           18         4.74
   Long term debt                          1,022           34        13.31      1,026           34        13.45
                                        --------     --------     --------   --------     --------    ---------
Total Interest Bearing Liabilities/
   Total Interest Expense                123,859        1,486         4.80%    91,947        1,280         5.57%
                                                     --------     --------                --------    ---------
Noninterest bearing demand deposits       14,935                               12,179
All other liabilities                        652                                  351
Stockholders' equity                      16,981                                7,779
                                        --------                             --------
Total Liabilities and Equity            $156,427                             $112,256
                                        ========                             ========
Net Interest Income                                  $  1,471                             $    918
                                                     ========                             ========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                       3.93%                                3.41%
                                                                  ========                            =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                                                Six Months Ended June 30,
                                      -----------------------------------------------------------------------------
                                                     1999                                      1998
                                      -------------------------------------     -----------------------------------

                                                                  Average                                  Average
                                                    Interest       Rate                       Interest      Rate
                                        Average     Income/       Earned/         Average     Income/      Earned/
                                        Balance     Expense        Paid           Balance     Expense       Paid
                                      ---------    ---------     ---------      ---------    ---------    ---------
                                                                     (in thousands)
Assets
   Federal funds sold                 $  18,647         $440          4.72%        $7,865    $     214         5.44%
   Securities                            17,545          532          6.06         20,647          649         6.29
   Loans                                109,319        4,719          8.63         68,968        3,139         9.10
                                      ---------    ---------     ---------      ---------    ---------    ---------
Total Earning Assets/
   Total Interest Income                145,511        5,691          7.82%        97,480        4,002         8.21%
                                                   ---------     ---------                   ---------    ---------
Cash and due from banks                   4,280                                     3,033
All other assets                          1,911                                     1,593
                                      ---------                                 ---------
Total Assets                          $ 151,702                                 $ 102,106
                                      =========                                 =========
Liabilities and Equity
   NOW and money market accounts      $  19,224          303          3.15%     $   9,503          161         3.39%
   Savings deposits                       4,601           71          3.09          2,211           35         3.17
   Time deposits                         91,864        2,400          5.23         69,073        2,016         5.84
   Short term borrowings                  2,454           54          4.40          1,351           33         4.89
   Long term debt                         1,023           69         13.49          1,026           69        13.45
                                      ---------    ---------     ---------      ---------    ---------    ---------
Total Interest Bearing Liabilities/
   Total Interest Expense               119,166        2,897          4.86%        83,164        2,314         5.56%
                                                   ---------     ---------                   ---------    ---------
Noninterest bearing demand deposits      15,032                                    10,833
All other liabilities                       561                                       318
Stockholders' equity                     16,943                                     7,791
                                      ---------                                 ---------
Total Liabilities and Equity          $ 151,702                                 $ 102,106
                                      =========                                 =========
Net Interest Income                                $   2,794                                 $   1,688
                                                   =========                                 =========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                       3.84%                                    3.46%
                                                                 =========                                =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


NONINTEREST INCOME

Noninterest income increased by 29%, to $268,000 for the first six months of 1999. The largest components of the increase were overdraft income and fees from processing merchant credit card deposits. Mortgage banking income decreased significantly as the Corporation discontinued the operation of its residential mortgage department in 1998.


NONINTEREST EXPENSE

Noninterest expense increased over the first six months of 1998 by 20%, to $2.0 million in 1999. This was primarily the result of growth of the Corporation, and the accompanying rise in payroll and other operating expense. The largest components of the increase were in advertising, promotional, and other business development related costs.


PROVISION FOR INCOME TAXES

The Corporation and the Bank file a consolidated federal income tax return. Before 1998, no net deferred tax asset had been provided for the future benefit of the net operating loss carryforward generated since inception, because the Corporation did not have a history of earnings. A total tax benefit of $774,000 was recognized in 1998 when it became more likely than not that the credits would be realized in the future. Beginning in 1999, the Corporation is recognizing a federal tax provision based on "book taxable" income. Net operating loss carryforwards available to reduce taxable income total approximately $638,000 through years ending 2012. As a result of the carryforward, the Corporation has no current tax liability.


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


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate risk require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. For the Corporation, the major sources of liquidity have been deposit growth, federal funds sold, and loans and securities which mature within one year. Additional liquidity is provided by a $2.0 million secured federal funds facility, and a $10.0 million secured borrowing facility with the Federal Home Loan Bank of Indianapolis
(FHLB). The Corporation's large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


The following table shows the maturity and repricing distribution of the Corporation's interest earning assets and interest bearing liabilities as of June 30, 1999. This table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio.


                                                After Three        After One
                                   Within       Months But         Year But             After
                                   Three        Within One          Within              Five
                                   Months          Year           Five Years            Years         Total
                                 ---------     ------------       ----------           -------      ---------
                                                                (in thousands)
Interest earning assets
   Federal funds sold            $    22,500   $         --       $       --           $    --      $  22,500
   Securities                            301          2,406           10,944             2,236         15,887
   Loans                              36,843          8,721           55,008            16,095        116,667
                                 -----------   ------------       ----------           -------      ---------
     Total                            59,644         11,127           65,952            18,331      $ 155,054
                                 -----------   ------------       ----------           -------      =========

Interest bearing liabilities
   NOW and money market
     accounts                         24,168             --               --                --      $  24,168
   Savings deposits                    5,222             --               --                --          5,222
   Jumbo time deposits                34,769         11,506               --                --         46,275
   Time deposits $100,000             28,172         20,513              790                --         49,475
   Short term borrowings               2,839             --               --                --          2,839
   Long term debt                         13             35              313             1,166          1,527
                                 -----------   ------------       ----------           -------      ---------
     Total                            95,183         32,054            1,103             1,166      $ 129,506
                                 -----------   ------------       ----------           -------      =========


Interest rate sensitivity gap       ($35,539)       (20,927)          64,849            17,165
Cumulative interest rate
   sensitivity gap                                 ($56,466)      $    8,383           $25,548
Interest rate sensitivity gap
   ratio                                0.63           0.35            59.79             15.72
Cumulative interest rate
   sensitivity gap ratio                               0.56             1.07              1.20


The table above indicates the time periods in which interest earning assets and interest bearing liabilities will mature or may be repriced, generally according to their contractual terms. However, this table does not necessarily indicate the impact that general interest rate movements would have on the Corporation's net interest margin, because the repricing of various categories of assets and liabilities is discretionary, and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and by different increments. At June 30, 1999, the Corporation is considered "liability sensitive" according to the preceding table. In a rising rate environment, the Corporation might not be able to increase rates on earning assets faster than the increase in rates on interest bearing liabilities.

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

The Corporation began to prepare for the year 2000 project in 1997. The plan began with an internal evaluation of equipment, software applications, and vendor supplied products. Because the Corporation was founded during 1996, much of its equipment and computer technology are new; and, in many cases, were 2000 ready from the outset. The Corporation's main data processing vendor has represented that it is fully 2000 ready, and provides regular updates to the Corporation. Final testing by this vendor was substantially completed during the first quarter of 1999. The Corporation has a written plan which is regularly updated and reported to the Board of Directors. Testing on systems and equipment is complete, and no material concerns have been encountered. To date, approximately $19,000 has been spent on the year 2000 project. While it is expected that the remainder of the project will involve additional costs, the total amount is not currently expected to exceed $35,000. Such costs are expensed as incurred. If any unusual and unforeseen problems arise during 1999, this amount could be significantly higher. Additionally, if the Corporation (or its customers or vendors) are unable to remedy any potential year 2000 problems in a timely manner, there could be a material adverse effect on the Corporation's business. Based on information that is currently available, the Corporation does not anticipate that the cost of achieving year 2000 readiness will have a material effect on its capital resources, results of operations, or liquidity as presented herein.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting held April 20, 1999, the Corporation's stockholders voted on the election of four directors. Results of the election were as follows:

                                                                   Abstentions
     Nominee               Votes For          Votes Withheld       and No Vote        Total
     -------               ---------          --------------       -----------        -----
Harold W. Allmacher        1,989,546                 --               206,909       2,196,455
Gebran S. Anton            1,897,467                 --               298,988       2,196,455
Joseph F. Jeannette        1,965,371                 --               231,084       2,196,455
Carole L. Schwartz         2,002,528                 --               193,927       2,196,455


As a result, each of the four directors was elected to a three year term. The terms of office of the following directors (who were not up for election) continued after the Annual Meeting: Joseph Catenacci, Raymond M. Contesti, Salvatore Cottone, Celestina Giles, Bobby L. Hill, Dean S. Petitpren, Anthony Tersigni, and Andrew Tassopoulos.

The Corporation's stockholders also voted at the Annual Meeting on a proposal to adopt the 1999 Stock Option Plan for Directors (the Plan). Results of the voting were as follows:

     Votes For             1,879,611
     Votes Against            81,545
     Abstentions              49,925
     No Vote                 185,374

As a result, the Plan was adopted effective April 20, 1999.


ITEM 5.  OTHER INFORMATION

Not applicable.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 1999.


                                      COMMUNITY CENTRAL BANK CORPORATION





                                      By: /s/ HAROLD W. ALLMACHER
                                         --------------------------------------
                                      Harold W. Allmacher;
                                      Chairman of the Board and Chief Executive
                                      Officer
                                      (Principal Executive Officer)





                                      By: /s/ ANDREW TASSOPOULOS
                                         --------------------------------------
                                      Andrew Tassopoulos;
                                      President





                                      By: /s/ PETER J. PRZYBOCKI
                                         --------------------------------------
                                      Peter J. Przybocki, CPA;
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

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