Form 10QSB
period 1999-09-30
COMMUNITY CENTRAL BANK CORP
filed 1999-11-10
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended  September 30, 1999
                                ------------------

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
                                            Yes   X           No
                                               -----            -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
          Class                                 Outstanding at November 8, 1999
          -----                                 -------------------------------
Common Stock, $5 stated value                           2,420,024 Shares



Transitional Small Business Disclosure Format:

                                            Yes               No  X
                                               ----             ----

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Community Central Bank Corporation (the "Corporation") include the consolidation of its subsidiary; Community Central Bank (the "Bank").

Following are the Corporation's Consolidated Balance Sheet as of September 30, 1999 and 1998, and December 31, 1998, Consolidated Statements of Operations and Comprehensive Income for the three and nine month periods ended September 30, 1999 and 1998, and Consolidated Statement of Cash Flow for the nine months ended September 30, 1999 and 1998. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements contained in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                     September 30,     December 31,     September 30,
Assets                                                  1999               1998             1998
--------------------------------------------         -------------     ------------     -------------
                                                            (in thousands, except fair value data)
Cash and due from banks                                 $  4,424          $  6,162         $  3,318
Federal funds sold                                        21,650            19,300            5,300
--------------------------------------------            --------          --------         --------
   Cash and Cash Equivalents                              26,074            25,462            8,618
--------------------------------------------            --------          --------         --------

Securities available for sale, at fair value              10,879             9,766           11,620
Investment securities, at amortized cost                   4,862             9,276           10,889
   (Fair value of $4.8 million at 9-30-1999,
     $9.4 million at 12-31-1998, and
     $11.0 million at 9-30-1998)

Loans
   Residential mortgage loans                             30,555            33,867           35,240
   Commercial loans                                       95,751            64,098           51,532
   Installment loans                                       5,623             4,439            4,257
--------------------------------------------            --------          --------         --------
   Total Loans                                           131,929           102,404           91,029
Allowance for credit losses                               (1,583)           (1,330)          (1,150)
--------------------------------------------            --------          --------         --------
   Net Loans                                             130,346           101,074           89,879
--------------------------------------------            --------          --------         --------

Net property and equipment                                 1,819             1,739            1,664
Accrued interest receivable                                  899               655              761
Other assets                                                 856               963              210
--------------------------------------------            --------          --------         --------
   Total Assets                                         $175,735          $148,935         $123,641
============================================            ========          ========         ========

(continued)

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                     September 30,     December 31,     September 30,
Liabilities and Stockholders' Equity                     1999               1998             1998
--------------------------------------------         -------------     ------------     -------------
                                                               (in thousands, except share data)
Deposits
   Noninterest bearing demand deposits                  $ 17,081          $ 13,124         $ 12,771
   NOW and money market accounts                          19,372            18,644           13,481
   Savings deposits                                        6,521             2,971            2,481
   Time deposits                                         111,242            92,413           75,730
--------------------------------------------            --------          --------         --------
   Total deposits                                        154,216           127,152          104,463
--------------------------------------------            --------          --------         --------

Short term borrowings                                      2,518             3,491            1,858
Accrued interest payable                                     454               280              235
Other liabilities                                            109               227              171
Long term debt                                             1,511             1,036            1,038
--------------------------------------------            --------          --------         --------
   Total Liabilities                                     158,808           132,186          107,765
--------------------------------------------            --------          --------         --------
Stockholders' Equity
   Common stock ($5 stated value;
   9,000,000 shares authorized; 2,420,024
     shares issued and outstanding at
     9-30-1999; 2,196,455 shares outstanding
     at 12-31-1998 and 2,196,455 shares
     outstanding at 9-30-1998)                            12,100            10,982           10,982
   Additional paid-in capital                              6,226             7,312            7,358
   Accumulated deficit                                    (1,303)           (1,608)          (2,545)
   Accumulated other comprehensive income                    (96)               63               81
--------------------------------------------            --------          --------         --------
   Total Stockholders' Equity                             16,927            16,749           15,876
--------------------------------------------            --------          --------         --------
Total Liabilities and Stockholders' Equity              $175,735          $148,935         $123,641
============================================            ========          ========         ========

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                      Three Months Ended                  Nine Months Ended
                                                          September 30,                       September 30,
                                                     1999              1998             1999              1998
                                                     -----             -----            -----             -----
                                                                 (in thousands, except per share data)
Interest Income
   Loans (including fees)                             $2,749           $1,917            $7,468           $5,056
   Securities                                            248              362               780            1,011
   Federal funds sold                                    271               86               711              300
                                                      ------           ------            ------           ------
   Total Interest Income                               3,268            2,365             8,959            6,367
                                                      ------           ------            ------           ------
Interest Expense
   Deposits                                            1,583            1,245             4,357            3,457
   Short term borrowings                                  28               28                82               61
   Long term debt                                         48               35               117              104
                                                      ------           ------            ------           ------
   Total Interest Expense                              1,659            1,308             4,556            3,622
                                                      ------           ------            ------           ------
   Net Interest Income                                 1,609            1,057             4,403            2,745
Provision for credit losses                              171              105               351              350
                                                      ------           ------            ------           ------
   Net Interest Income after Provision                 1,438              952             4,052            2,395
                                                      ------           ------            ------           ------
Noninterest Income
   Deposit service charges                                73               42               196              113
   Net realized security gain                             --               --                11                6
   Other income                                           83               61               217              192
                                                      ------           ------            ------           ------
   Total Noninterest Income                              156              103               424              311
                                                      ------           ------            ------           ------
Noninterest Expense
   Salaries, benefits, and payroll taxes                 439              378             1,300            1,203
   Premises and fixed asset expense                      141              135               422              406
   Other operating expense                               554              339             1,430              930
                                                      ------           ------            ------           ------
Total Noninterest Expense                              1,134              852             3,152            2,539
                                                      ------           ------            ------           ------
   Income Before Taxes and Cumulative
     Effect of Change in Accounting Principle            460              203             1,324              167
Provision for income taxes                               170               --               478               --
                                                      ------           ------            ------           ------
   Income Before Cumulative Effect of Change
     in Accounting Principle                             290              203               846              167
Cumulative effect of change in accounting
     principle                                            --               --               (57)              --
                                                      ------           ------            ------           ------
   Net Income                                         $  290           $  203            $  789           $  167
                                                      ======           ======            ======           ======


                                                      Three Months Ended                  Nine Months Ended
                                                          September 30,                       September 30,
                                                     1999              1998             1999              1998
                                                     -----             -----            -----             -----
                                                                 (in thousands, except per share data)
Per share data:
   Basic earnings before cumulative effect of
     change in accounting principle                     $0.12            $0.11             $0.35          $0.10
   Basic earnings                                       $0.12            $0.11             $0.33          $0.10

   Diluted earnings before cumulative effect of
     change in accounting principle                     $0.12            $0.11             $0.35          $0.10
   Diluted earnings                                     $0.12            $0.11             $0.33          $0.10
                                                        =====            =====             =====          =====
   Cash Dividends                                       $  --            $  --             $  --          $  --
                                                        =====            =====             =====          =====

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

                                                          Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                        1999              1998             1999              1998
                                                       ------            ------           ------            ------
                                                                            (in thousands)
Net Income as Reported                                  $290             $203              $789             $167

Other Comprehensive Income (Loss), net of tax
   Change in unrealized gain on securities
     available for sale                                  (31)              59              (152)              62
   Reclassification of previously reported gain
     included in current year income                      --               --                (7)              --
                                                        ----             ----              ----             ----
Comprehensive Income                                    $259             $262              $630             $229
                                                        ====             ====              ====             ====

CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)                                                                Nine Months Ended September 30,
                                                                            1999                     1998
                                                                        ----------                 ---------
                                                                                    (in thousands)
Operating Activities
   Net income                                                           $    789                  $    167
   Adjustments to reconcile net income to net cash flow
     from operating activities:
    Net amortization (accretion) of security premium or discount               6                       (12)
    Net realized security gain                                               (11)                       (6)
    Net gain on sales of mortgage loans                                       --                       (61)
    Provision for credit losses                                              351                       350
    Net gain on sales of property and equipment                               --                        (3)
    Depreciation expense                                                     238                       269
    Deferred income tax                                                      102                        --
    Increase in accrued interest receivable                                 (244)                     (262)
    Decrease in other assets                                                  55                        11
    Increase in accrued interest payable                                     174                        44
    Increase in other liabilities                                             16                       150
                                                                        --------                  --------
   Net Cash Provided by Operating Activities                               1,476                       647

Investing Activities
   Maturities, calls, and prepayments of securities available for sale     2,618                     1,500
   Purchases of securities available for sale                             (3,984)                   (7,136)
   Maturities, calls, and prepayments of investment securities             4,597                     4,027
   Purchases of investment securities                                       (165)                     (282)
   Sales of residential mortgage loans                                        --                     9,232
   Net increase in loans                                                 (29,623)                  (47,065)
   Sales of property and equipment                                            --                        15
   Purchases of property and equipment                                      (318)                     (131)
                                                                        --------                  --------
   Net Cash Used in Investing Activities                                 (26,875)                  (39,840)

Financing Activities
   Net increase in demand and savings deposits                             8,235                     9,519
   Net increase in time deposits                                          18,829                    26,589
   Net increase (decrease) in short term borrowings                         (973)                      455
   Repayment of long term debt                                              (112)                     (101)
   Public stock offering                                                      --                     7,821
   Fractional shares paid on stock dividend                                   (1)                       (1)
   Stock option exercise                                                      33                        --
                                                                        --------                  --------
   Net Cash Provided by Financing Activities                              26,011                    44,282
                                                                        --------                  --------
Increase in Cash and Cash Equivalents                                        612                     5,089
Cash and Cash Equivalents at the Beginning of the Year                    25,462                     3,529
                                                                        --------                  --------
Cash and Cash Equivalents at the End of the Period                      $ 26,074                  $  8,618
                                                                        ========                  ========
Supplemental Disclosure of Cash Flow Information:
   Interest paid                                                        $  4,278                  $  3,474
   Federal taxes paid                                                        345                        --

Supplemental Disclosure of Non-Cash Information:
   ESOP loan guarantee recognized                                           $500                        --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiary, Community Central Bank, at September 30, 19999 to September 30, 1998 and the results of operations for the three and nine months ended September 30, 1999 and September 30, 1998. This discussion should be read in conjunction with the interim consolidated (condensed) financial statements and footnotes presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include changes in interest rate and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national and local economy; and other factors, including risk factors, referred to from time to time in filings made by the Corporation with the Securities and Exchange Commission. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

ASSETS

The Corporation's total assets have increased by 18%, or $26.8 million, to $175.7 million at September 30, 1999, compared with $148.9 million at December 31, 1998. Assets have grown by $52.1 million since September 30, 1998.

During the nine months ended September 30, 1999, total deposits rose by $27.1 million, while total loans increased by $29.5 million.

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


                                            September 30, 1999       December 31, 1998       September 30, 1998
                                            ------------------       -----------------       ------------------
                                            Amortized      Fair      Amortized    Fair      Amortized     Fair
                                              Cost        Value        Cost      Value         Cost      Value
                                            ---------     -----      ---------   -----      ---------    -----
                                                                       (in thousands)
Securities Available for Sale
   United States Government agencies          $ 7,382    $ 7,326      $ 5,402    $ 5,466      $ 6,888    $ 6,990
   Mortgage backed securities                   3,576      3,487        3,171      3,204        3,295      3,310
   Collateralized mortgage obligations             66         66        1,098      1,096        1,315      1,320
                                              -------    -------      -------    -------      -------    -------
       Total Securities Available for Sale     11,024     10,879        9,671      9,766       11,498     11,620
                                              -------    -------      -------    -------      -------    -------

Investment Securities
   United States Treasury                          --         --           --         --          499        499
   United States Government agencies            2,001      2,001        4,369      4,424        4,868      4,925
   Mortgage backed securities                   1,790      1,766        2,208      2,235        2,315      2,338
   Collateralized mortgage obligations            625        626        2,417      2,431        2,925      2,956
   Other securities                               446        446          282        282          282        282
                                              -------    -------      -------    -------      -------    -------
       Total Investment Securities              4,862      4,839        9,276      9,372       10,889     11,000
                                              -------    -------      -------    -------      -------    -------

       Total Securities                       $15,886    $15,718      $18,947    $19,138      $22,387    $22,620
                                              =======    =======      =======    =======      =======    =======

Total loans increased by $29.5 million during the nine months ended September 30, 1999, as the Corporation continued building its loan base. Commercial loans grew by $31.7 million, while residential mortgage loans decreased by $3.3 million.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Additionally, the Corporation had approximately $23.1 million in outstanding loans at September 30, 1999, to commercial borrowers in the real estate rental and property management industries.

Loans would be placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. There were no loans in nonaccrual status at September 30, 1999 and 1998. Loans 90 or more days past due but still accruing totaled $420,000 at September 30, 1999 and none as of September 30, 1998.

At September 30, 1999, there were no material loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms. Furthermore, management is not aware of any potential problem loans which could have a material effect on the Corporation's operating results, liquidity, or capital resources.

The following table shows an analysis of the allowance for credit losses:

                                                              Nine Months Ended September 30,
                                                            1999                            1998
                                                          -------                         --------
                                                                        (in thousands)
Allowance for credit losses at beginning of period         $1,330                          $  800

Provision charged to expense                                  351                             350
Loans charged off                                            (116)                             --
Loans recovered                                                18                              --
                                                           ------                          ------
Allowance for credit losses at end of period               $1,583                          $1,150
                                                           ======                          ======
Allowance for credit losses as a percentage
   of loans at period end                                    1.20%                           1.26%

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

LIABILITIES

During the nine months ended September 30, 1999, total deposits increased by 21%, or $27.1 million, to $154.2 million. Total demand deposits increased by $4.0 million, while savings and time deposits rose by a total of $23.1 million.

Short term borrowings at September 30 consisted of securities sold with an agreement to repurchase them the following day. Following are additional details of short term borrowings for the dates or periods indicated:


                                                                   1999             1998
                                                              -----------       -----------
                                                                      (in thousands)
         Weighted average interest rate on ending balance            4.10%            4.75%


         Maximum amount outstanding at any month end
           during the nine month period                            $3,195           $2,709

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

                                                     September 30,   December 31,   September 30,
Minimum
                                                       1999            1998           1998        Requirement
                                                     --------      ----------      --------       ----------
Tier I capital to risk-weighted assets                13.09%          16.89%         18.99%           4.00%
Total capital to risk-weighted assets                 14.31%          18.15%         20.24%           8.00%
Primary capital to assets                             10.48%          11.99%         13.58%           5.50%
Total capital to assets                               10.48%          11.99%         13.58%           6.00%
Tier I capital to quarterly average assets            10.15%          12.15%         13.29%           4.00%

During the second quarter of 1999, the Corporation established an employee stock ownership plan ("ESOP"). The ESOP subsequently borrowed $500,000 from an unrelated bank to finance the future purchase of the Corporation's stock. The ESOP loan has been recorded as if it was long term debt of the Corporation, with a corresponding reduction to equity. Repayment of the loan will be made solely from contributions by the Corporation, which has guaranteed the loan.

The following table shows the changes in stockholders' equity for the nine months ended September 30, 1999:

                                                                                         Accumulated
                                                        Additional                          Other
                                             Common      Paid-in         Accumulated     Comprehensive        Total
                                              Stock      Capital           Deficit           Income           Equity
                                             -------   -----------     ---------------  ---------------     ----------
                                                                      (in thousands)
Balance January 1, 1999                       $10,982      $ 7,312         $(1,608)         $    63        $16,749

Stock dividend                                  1,098       (1,099)             --               --             (1)
Stock option exercise                              20           13              --               --             33
Net income                                         --           --             789               --            789
Change in ESOP loan guarantee                      --           --            (484)              --           (484)
Other comprehensive income                         --           --              --             (159)          (159)
                                              -------     --------         -------          -------        -------
Balance September 30, 1999                    $12,100      $ 6,226         $(1,303)         $   (96)       $16,927
                                              =======     ========         =======          =======        =======

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


                                                         Three Months Ended                          Nine Months Ended
                                                     September 30, 1999 vs. 1998              September 30, 1999 vs. 1998
                                                ------------------------------------      -----------------------------------
                                                              Increase (Decrease)                       Increase (Decrease)
                                                              Due to Changes In                         Due to Changes In
                                                           -------------------------                 ------------------------

                                                Total         Volume        Rate            Total        Volume        Rate
                                                             and Both                                   and Both
                                              ---------     ----------     ---------      ---------    ----------    ---------
                                                                           (in thousands)
Earning Assets - Interest Income
   Federal funds sold                          $   185       $   191       $    (6)         $    411     $    443     $    (32)
   Securities                                     (114)         (111)           (3)             (231)        (203)         (28)
   Loans                                           832           873           (41)            2,412        2,617         (205)
                                               -------       -------       -------          --------     --------     --------

     Total                                         903           953           (50)            2,592        2,857         (265)
                                               -------       -------       -------          --------     --------     --------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                    68            70            (2)              197          217          (20)
   Savings deposits                                 24            25            (1)               59           62           (3)
   Time deposits                                   246           347          (101)              644          946         (302)
   Short term borrowings                            --             4            (4)               21           28           (7)
   Long term debt                                   13            15            (2)               13           20           (7)
                                              --------       -------       -------          --------     --------     --------

     Total                                         351           461          (110)              934        1,273         (339)
                                              --------       -------       -------          --------     --------     --------
Net Interest Income                           $    552       $   492       $    60          $  1,658     $  1,584     $     74
                                              ========       =======       =======          ========     ========     ========


For the quarter ended September 30, 1999, net interest income increased by 52%, or $552,000 over the third quarter of 1998. Net interest income for the nine month period increased by $1.6 million, or 60% over the first nine months of 1998. This was due to a significant rise in the volume of interest earning assets, especially in loans. On the liability side, interest bearing liability volumes increased significantly as the Corporation continued to build a deposit base. The net interest margin improved in the quarter to 4.00%, compared with 3.71% for the third quarter of 1998. For the nine month period, the net interest margin improved to 3.89%, up from 3.55% in 1998. The margin improvements were the result of the Corporation's continued growth.

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and nine month periods ended September 30, 1999 and 1998. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.


                                                              Three Months Ended September 30,
                                      -----------------------------------------------------------------------------
                                                     1999                                      1998
                                      -------------------------------------     -----------------------------------

                                                                  Average                                   Average
                                                    Interest       Rate                       Interest       Rate
                                        Average     Income/       Earned/         Average     Income/       Earned/
                                        Balance     Expense        Paid           Balance     Expense        Paid
                                       ---------   ---------    ---------       ---------    ---------    ---------
                                                                     (in thousands)
Assets
   Federal funds sold                  $ 20,915      $   271         5.18%      $  6,200      $    86        5.55%
   Securities                            16,032          248         6.19         23,188          362        6.24
   Loans                                124,093        2,749         8.86         84,663        1,917        9.06
                                       --------      -------      -------       --------      -------     -------
Total Earning Assets/
   Total Interest Income                161,040        3,268         8.12%       114,051        2,365        8.29%
                                                     -------      -------                     -------     -------
Cash and due from banks                   4,889                                    3,279
All other assets                          1,745                                    1,547
                                       --------                                 --------
Total Assets                           $167,674                                 $118,877
                                       ========                                 ========
Liabilities and Equity
   NOW and money market accounts       $ 21,459          174         3.24%      $ 12,797          106        3.31%
   Savings deposits                       6,070           45         2.97          2,678           21        3.14
   Time deposits                        102,634        1,364         5.32         76,572        1,118        5.84
   Short term borrowings                  2,684           28         4.17          2,290           28        4.89
   Long term debt                         1,512           48        12.70          1,030           35       13.59
                                       --------      -------      -------       --------      -------     -------
Total Interest Bearing Liabilities/
   Total Interest Expense               134,359        1,659         4.93%        95,367        1,308        5.49%
                                                     -------      -------                     -------     -------
Noninterest bearing demand deposits      15,826                                   12,406
All other liabilities                       564                                      352
Stockholders' equity                     16,925                                   10,752
                                       --------                                 --------
Total Liabilities and Equity           $167,674                                 $118,877
                                       ========                                 ========
Net Interest Income                                  $1,609                                   $ 1,057
                                                     ======                                   =======
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                      4.00%                                   3.71%
                                                                  =======                                  ======





                                                                Nine Months Ended September 30,
                                      -----------------------------------------------------------------------------
                                                     1999                                      1998
                                      -------------------------------------     -----------------------------------

                                                                  Average                                   Average
                                                     Interest      Rate                        Interest      Rate
                                        Average      Income/      Earned/         Average      Income/      Earned/
                                        Balance      Expense       Paid           Balance      Expense       Paid
                                      ---------    ---------     ---------      ---------    ---------    ---------
                                                                     (in thousands)
Assets
   Federal funds sold                  $ 19,411       $  711         4.88%      $  7,305       $  300        5.48%
   Securities                            17,064          780         6.09         21,503        1,011        6.27
   Loans                                114,298        7,468         8.71         74,248        5,056        9.08
                                       --------       ------        -----       --------       ------       -----
Total Earning Assets/
   Total Interest Income                150,773        8,959         7.92%       103,056        6,367        8.24%
                                                      ------        -----                      ------       -----
Cash and due from banks                   4,486                                    3,115
All other assets                          1,826                                    1,587
                                       --------                                 --------
Total Assets                           $157,085                                 $107,758
                                       ========                                 ========
Liabilities and Equity
   NOW and money market accounts       $ 19,977          464         3.10%      $ 10,613          267        3.35%
   Savings deposits                       5,096          115         3.01          2,368           56        3.15
   Time deposits                         95,493        3,778         5.27         71,600        3,134        5.84
   Short term borrowings                  2,532           82         4.32          1,667           61        4.88
   Long term debt                         1,245          117        12.53          1,027          104       13.50
                                       --------       ------        -----      ---------       ------       -----
Total Interest Bearing Liabilities/
   Total Interest Expense               124,343        4,556         4.89%        87,275        3,622        5.53%
                                                      ------        -----                      ------       -----
Noninterest bearing demand deposits      15,299                                   11,363
All other liabilities                       506                                      331
Stockholders' equity                     16,937                                    8,789
                                       --------                                 --------
Total Liabilities and Equity           $157,085                                 $107,758
                                       ========                                 ========

Net Interest Income                                   $4,403                                   $2,745
                                                      ======                                   ======
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                      3.89%                                   3.55%
                                                                    =====                                   =====

NONINTEREST INCOME

Noninterest income increased by 36%, to $424,000 for the first nine months of 1999 as compared to the same period for 1998. The largest components of the increase were overdraft income and fees from processing merchant credit card deposits. Mortgage banking income decreased significantly as the Corporation discontinued the operation of its residential mortgage department in 1998.


NONINTEREST EXPENSE

Noninterest expense increased over the first nine months of 1998 by 24%, to $3.1 million in 1999. This was primarily the result of growth of the Corporation, and the accompanying rise in payroll and other operating expense. The largest components of the increase were in advertising, promotional, and other business development related costs.


PROVISION FOR INCOME TAXES

The Corporation and the Bank file a consolidated federal income tax return. Before 1998, no net deferred tax asset had been provided for the future benefit of the net operating loss carryforward generated since inception, because the Corporation did not have a history of earnings. A total tax benefit of $774,000 was recognized in 1998 when it became more likely than not that the credits would be realized in the future. Beginning in 1999, the Corporation is recognizing a federal tax provision based on "book taxable" income. During the third quarter of 1999, the Corporation paid estimated federal income taxes having utilized the net operating loss carryforward available to the Corporation as the result of ongoing earnings.


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


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate risk require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. For the Corporation, the major sources of liquidity have been deposit growth, federal funds sold, and loans and securities which mature within one year. Additional liquidity is provided by a $2.0 million unsecured federal funds facility, and a $10.0 million secured borrowing facility with the Federal Home Loan Bank of Indianapolis
(FHLB). The Corporation's large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit.

Managing rates on earning assets and interest bearing liabilities focuses on maintaining stability in the net interest margin, which is an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position, to avoid wide swings in margins and to manage risk due to changes in interest rates.

The following table shows the maturity and repricing distribution of the Corporation's interest earning assets and interest bearing liabilities as of September 30, 1999. This table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio.

                                              After Three         After One
                                Within         Months But         Year But          After
                                Three         Within One           Within            Five
                                Months           Year           Five Years          Years         Total
                              ---------       -----------       ----------        --------      ---------
                                                              (in thousands)
Interest earning assets
   Federal funds sold              $21,650      $      --           $    --          $    --      $ 21,650
   Securities                        1,178          1,355            11,152            2,201        15,886
   Loans                            57,721          4,527            54,382           15,299       131,929
                                  --------      ---------           -------          -------      --------
     Total                          80,549          5,882            65,534           17,500      $169,465
                                  --------      ---------           -------          -------      ========

Interest bearing liabilities
   NOW and money market
     accounts                       19,372             --                --               --      $ 19,372
   Savings deposits                  6,521             --                --               --         6,521
   Jumbo time deposits              35,475         12,764             3,406               --        51,645
   Time deposits < $100,000         32,753         17,924             8,920               --        59,597
   Short term borrowings             2,518             --                --               --         2,518
   Long term debt                      486              9               150              866         1,511
                                  --------      ---------           -------          -------      --------
     Total                          97,125         30,697            12,476              866      $141,164
                                  --------      ---------           -------          -------      ========


Interest rate sensitivity gap     $(16,576)       (24,815)           53,058           16,634
Cumulative interest rate
   sensitivity gap                               $(41,391)          $11,667          $28,301
Interest rate sensitivity gap
   ratio                              0.83           0.19              5.25            20.21
Cumulative interest rate
   sensitivity gap ratio                             0.68              1.08             1.20

The table above indicates the time periods in which interest earning assets and interest bearing liabilities will mature or may be repriced, generally according to their contractual terms. However, this table does not necessarily indicate the impact that general interest rate movements would have on the Corporation's net interest margin, because the repricing of various categories of assets and liabilities is discretionary, and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and by different increments. At September 30, 1999, the Corporation is considered "liability sensitive" according to the preceding table. In a rising rate environment, the Corporation might not be able to increase rates on earning assets faster than the increase in rates on interest bearing liabilities.

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

The Corporation began to prepare for the year 2000 project in 1997. The plan began with an internal evaluation of equipment, software applications, and vendor supplied products. Because the Corporation was founded during 1996, much of its equipment and computer technology are new; and, in many cases, were 2000 ready from the outset. The Corporation's main data processing vendor has represented that it is fully 2000 ready, and provides regular updates to the Corporation. Final testing by this vendor was substantially completed during the first quarter of 1999. The Corporation has a written plan which is regularly updated and reported to the Board of Directors. Testing on systems and equipment is complete, and no material concerns have been encountered. To date, approximately $25,000 has been spent on the year 2000 project. While it is expected that the remainder of the project will involve additional costs, the total amount is not currently expected to exceed $35,000. Such costs are expensed as incurred. If any unusual and unforeseen problems arise during 1999 this amount could be significantly higher. Additionally, if the Corporation (or its customers or vendors) are unable to remedy any potential year 2000 problems in a timely manner, there could be a material adverse effect on the Corporation's business. Based on information that is currently available, the Corporation does not anticipate that the cost of achieving year 2000 readiness will have a material effect on its capital resources, results of operations, or liquidity as presented herein.


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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 1999.


                               COMMUNITY CENTRAL BANK CORPORATION





                               By: S/ HAROLD W. ALLMACHER
                                   ----------------------
                               Harold W. Allmacher;
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)





                               By: S/ ANDREW TASSOPOULOS
                                   ---------------------
                               Andrew Tassopoulos;
                               President





                               By: S/ RAY T. COLONIUS
                                   ------------------
                               Ray T. Colonius;
                               Treasurer
                               (Principal Financial and Accounting Officer)

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