Form 10KSB
period 1999-12-31
COMMUNITY CENTRAL BANK CORP
filed 2000-03-30
CIK 1014133

                                                                       CONFORMED
                                                                       ---------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999        Commission File No. 333-04113
                          -----------------

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
         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenue for its most recent fiscal year was $13,201,000

         As of March 22, 2000, 2,420,024 shares of Common Stock of the issuer were outstanding. The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $10.9 million as of March 22, 2000; based on the average of the bid and asked prices ($5.78) on that date. (For purposes of this calculation, 535,000 shares owned by the members of the Corporation's Board of Directors have been excluded.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part II Part of Stockholder Report of the issuer for the year ended December 31, 1999.

         Part III Part of the Proxy Statement of the issuer for its April 18, 2000 Annual Meeting.


Transitional Small Business Disclosure Format                 Yes      No  X
                                                                 ---      ---

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE CORPORATION

         Community Central Bank Corporation (the "Corporation") is a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a bank holding company, the Corporation is subject to regulation by the Federal Reserve Board. The Corporation was organized on April 26, 1996, under the laws of the State of Michigan, and formed Community Central Bank (the "Bank") effective September 16, 1996. The Corporation exists primarily for the purpose of holding all the stock of the Bank, and of such other subsidiaries as it may acquire or establish.

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

         The Bank, through its office at 100 North Main Street, Mount Clemens, Michigan, provides a wide variety of commercial banking services to individuals, businesses, governmental units, and other institutions. Its services include accepting time, demand and savings deposits, including regular checking accounts, NOW and money market accounts, and certificates of deposit. In addition, the Bank makes secured and unsecured commercial, construction, mortgage, and consumer loans, and provides safe deposit facilities. The Bank has three automated teller machines ("ATM") which participate in the Magic Line system, a regional network, as well as other ATM networks throughout the country. In addition to the foregoing services, the Bank provides its customers with extended banking hours and a system to perform certain transactions by telephone or personal computer. In 1999, the Corporation opened a Loan Center in Port Huron, Michigan, serving small to medium-sized business accounts in the St. Clair County area.

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

         The Bank Holding Company Act limits the activities which may be engaged in by the Corporation and its subsidiary to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be closely related to banking or managing or controlling banks. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company, or a subsidiary, and activities commenced by acquisition of a going concern.

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

EMPLOYEES

         As of December 31, 1999, the Corporation and the Bank employed 37 persons (full time equivalent).

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

LEGAL LENDING LIMIT

         Pursuant to state regulations, the Bank is limited in the amount that it may lend to a single borrower. As of December 31, 1999, the legal lending limit was approximately $2.4 million; however, that limit can be expanded (for individual loans) to approximately $3.9 million with 2/3 approval of the Board of Directors.

RETURN ON EQUITY AND ASSETS

         The following table contains selected ratios:

                                                            Year ended December 31,
                                                     1999              1998             1997
                                                     -----             -----            -----
         Return on average total assets               0.57%             0.96%           (3.55%)
         Return on average equity                     5.45%            10.40%          (22.20%)
         Dividend payout ratio                           NA              NA               NA
         Average equity to average assets            10.40%             9.22%           16.00%


ADDITIONAL STATISTICAL DATA

         The additional consolidated statistical information shown under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 30 to 37 of the Stockholder Report of the Corporation for the year ended December 31, 1999 included in Exhibit 13 to this Report (the "Stockholder Report") is incorporated here by reference.


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

         The Corporation's management believes that no litigation is threatened or pending in which the Corporation, or its subsidiary, is likely to experience loss or exposure which would materially affect the Corporation's capital resources, results of operations, or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information shown under the caption "Stock Information" on page 38 of the Stockholder Report is incorporated hereby reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information shown under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 30 to 37 of the Stockholder Report is incorporated here by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The information presented under the captions "Consolidated Balance Sheet," "Consolidated Statement of Operations," "Consolidated Statement of Comprehensive Income," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flow," and "Notes to Consolidated Financial Statements," on pages 1 through 29 of the Stockholder Report, as well as the Independent Auditor's Report of Plante & Moran, LLP, dated January 28, 2000, included in the Stockholder Report, are incorporated here by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information listed under the caption "Information about Directors and Nominees as Directors" in the Proxy Statement of the Corporation for its Annual Meeting of Stockholders to be held on April 18, 2000 included as Exhibit 20 to this Report (the "Proxy Statement") is incorporated here by reference.

EXECUTIVE OFFICERS

         The following is a list of the executive officers of the Corporation, together with their ages and their positions at December 31, 1999. Executive officers of the Corporation are elected annually by the Corporation's Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

         Name and Position                  Position Held Since                         Age
         -----------------                  -------------------                         ---
     Harold W. Allmacher
       Chairman of the Board and
         Chief Executive Officer              1996 - present                             60

     Andrew Tassopoulos
       President                              1999 - present                             39

     Ray T. Colonius
       Corporate Treasurer                    1999 - present                             42


         Mr. Allmacher held a similar position with Old Kent Bank - Macomb for substantially all of the two year period prior to the inception of the Corporation. Mr. Tassopoulos held various officer positions with Old Kent Bank - Macomb for substantially all of the two year period prior to joining the Corporation.

         Effective February 19, 1999, Mr. Miller resigned from his positions of Chief Operating Officer and President of the Corporation and the Bank. On March 2, 1999, Mr. Tassopoulos was named President of the Corporation and the Bank. Effective July 30, 1999, Mr. Przybocki resigned from his positions of Treasurer and Executive Vice President - Chief Financial Officer of the Corporation and the Bank. Effective December 7, 1999, Mr. Colonius was named Vice President and Chief Financial Officer of the Bank and Treasurer of the Corporation.

ITEM 10.  EXECUTIVE COMPENSATION

         The information detailed in the last three paragraphs under the caption "Board of Directors Meetings and Committees," and under the captions "Summary Compensation Table," "Options Granted in 1999" and "Aggregated Stock Option Exercises in 1999 and Year End Option Values" in the Proxy Statement is incorporated here by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated here by reference.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Transactions" in the Proxy Statement is incorporated here by reference.


                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

           EXHIBIT NO.                 EXHIBIT DESCRIPTION
           -----------                 -------------------

              3.1 Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              3.2 Bylaws of the Corporation are incorporated by reference to exhibit 3.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              10.1 1996 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              10.2 1996 Stock Option Plan for Nonemployee Directors is incorporated by reference to exhibit 10.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              10.3 Lease Agreement between the Corporation and T.A.P. Properties, LLC, dated May 16, 1996, is incorporated by reference to exhibit 10.3 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              10.4 Vicant Office Building Lease Agreement dated April 1, 1997, between Gebran S. Anton, Jr. and the Bank is incorporated by reference to exhibit 10.5 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-58475) which became effective August 25, 1998

              10.5         1999 Stock Option Plan for Directors

              11           Computation of Per Share Earnings

              13 Proxy Statement and 1999 Annual Report of the Corporation. Except for the portions of the Proxy Statement and 1999 Annual Report that are expressly incorporated by reference in this Annual Report of Form 10-KSB, the Proxy Statement and 1999 Annual Report of the Corporation shall not be deemed filed as a part thereof

              20 Proxy Statement of the Corporation for its April 18, 2000 Annual Meeting is included as part of the Proxy Statement and 1999 Annual Report of the Corporation that are set forth as Exhibit 13 on this Annual Report on Form 10-KSB. Except for the portions of the Proxy Statement and 1999 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10KSB, the Proxy Statement and 1999 Annual Report of the Corporation shall not be deemed filed as a part hereof

              21 Subsidiaries of the Issuer is incorporated by reference to exhibit 21 of the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 333-04113)

              23           Consent of Independent Auditor

              27           Financial Data Schedule


(b)  Reports on Form 8-K

         The Corporation has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000:


                                    COMMUNITY CENTRAL BANK CORPORATION


                                    /S/ HAROLD W. ALLMACHER
                                    --------------------------------
                                    Harold W. Allmacher, Chairman of the
                                     Board and Chief Executive Officer
                                      (Principal Executive Officer)

                                    /S/ ANDREW TASSOPOULOS
                                    --------------------------------
                                    Andrew Tassopoulos, President

                                    /S/ RAY T. COLONIUS
                                    --------------------------------
                                    Ray T. Colonius, Treasurer
                                    (Principal Financial and Accounting officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 29, 2000:


/S/ HAROLD W. ALLMACHER                         /S/ BOBBY L. HILL
----------------------------------              --------------------------------
Harold W. Allmacher, Chairman of the            Bobby L. Hill, Director
Board

/S/ GEBRAN S. ANTON                             /S/ JOSEPH F. JEANNETTE
----------------------------------              --------------------------------
Gebran S. Anton, Director                       Joseph F. Jeannette, Director

/S/ JOSEPH CATENACCI                            /S/ DEAN S. PETITPREN
----------------------------------              --------------------------------
Joseph Catenacci, Director                      Dean S. Petitpren, Director

/S/ RAYMOND M. CONTESTI                         /S/ CAROLE L. SCHWARTZ
----------------------------------              --------------------------------
Raymond M. Contesti, Director                   Carole L. Schwartz, Director

/S/ SALVATORE COTTONE                           /S/ ANDREW TASSOPOULOS
----------------------------------              --------------------------------
Salvatore Cottone, Director                     Andrew Tassopoulos, Director

/S/ CELESTINA GILES                             /S/ ANTHONY R. TERSIGNI
----------------------------------              --------------------------------
Celestina Giles, Director                       Anthony R. Tersigni, Director

                                                /S/ DAVID A. WIDLAK
                                                --------------------------------
                                                David A. Widlak, Director

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

                                  EXHIBIT INDEX


           EXHIBIT NO.                 EXHIBIT DESCRIPTION
           -----------                 -------------------

              3.1 Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              3.2 Bylaws of the Corporation are incorporated by reference to exhibit 3.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              10.1 1996 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              10.2 1996 Stock Option Plan for Nonemployee Directors is incorporated by reference to exhibit 10.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              10.3 Lease Agreement between the Corporation and T.A.P. Properties, LLC, dated May 16, 1996, is incorporated by reference to exhibit 10.3 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              10.4 Vicant Office Building Lease Agreement dated April 1, 1997, between Gebran S. Anton, Jr. and the Bank is incorporated by reference to exhibit 10.5 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-58475) which became effective August 25, 1998

              10.5         1999 Stock Option Plan for Directors

              11           Computation of Per Share Earnings

              13 Proxy Statement and 1999 Annual Report of the Corporation. Except for the portions of the Proxy Statement and 1999 Annual Report that are expressly incorporated by reference in this Annual Report of Form 10-KSB, the Proxy Statement and 1999 Annual Report of the Corporation shall not be deemed filed as a part thereof

              20 Proxy Statement of the Corporation for its April 18, 2000 Annual Meeting is included as part of the Proxy Statement and 1999 Annual Report of the Corporation that are set forth as Exhibit 13 on this Annual Report on Form 10-KSB. Except for the portions of the Proxy Statement and 1999 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10KSB, the Proxy Statement and 1999 Annual Report of the Corporation shall not be deemed filed as a part hereof

              21 Subsidiaries of the Issuer is incorporated by reference to exhibit 21 of the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 333-04113)

              23           Consent of Independent Auditor

              27           Financial Data Schedule