Form 10KSB40/A
period 1999-12-31
COMMUNITY CENTRAL BANK CORP
filed 2000-04-03
CIK 1014133

                                                                       CONFORMED
                                                                       ---------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

           EXHIBIT NO.                 EXHIBIT DESCRIPTION
           -----------                 -------------------

              3.1 Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              3.2 Bylaws of the Corporation are incorporated by reference to exhibit 3.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              10.1 1996 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              10.2 1996 Stock Option Plan for Nonemployee Directors is incorporated by reference to exhibit 10.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              10.3 Lease Agreement between the Corporation and T.A.P. Properties, LLC, dated May 16, 1996, is incorporated by reference to exhibit 10.3 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              10.4 Vicant Office Building Lease Agreement dated April 1, 1997, between Gebran S. Anton, Jr. and the Bank is incorporated by reference to exhibit 10.5 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-58475) which became effective August 25, 1998

              10.5        *1999 Stock Option Plan for Directors

              11          *Computation of Per Share Earnings

              13         **Proxy Statement and 1999 Annual Report of the
                           Corporation. Except for the portions of the Proxy Statement and 1999 Annual Report that are expressly incorporated by reference in this Annual Report of Form 10-KSB, the Proxy Statement and 1999 Annual Report of the Corporation shall not be deemed filed as a part thereof

              20 Proxy Statement of the Corporation for its April 18, 2000 Annual Meeting is included as part of the Proxy Statement and 1999 Annual Report of the Corporation that are set forth as Exhibit 13 on this Annual Report on Form 10-KSB. Except for the portions of the Proxy Statement and 1999 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10KSB, the Proxy Statement and 1999 Annual Report of the Corporation shall not be deemed filed as a part hereof

              21 Subsidiaries of the Issuer is incorporated by reference to exhibit 21 of the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 333-04113)

              23          *Consent of Independent Auditor

              27          *Financial Data Schedule

                          *Previously Filed

                         **Filed Herewith

(b)  Reports on Form 8-K

         The Corporation has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 2000:


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

                                    /S/ ANDREW TASSOPOULOS
                                    --------------------------------
                                    Andrew Tassopoulos, President

                                    /S/ RAY T. COLONIUS
                                    --------------------------------
                                    Ray T. Colonius, Treasurer
                                    (Principal Financial and Accounting officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on April 3, 2000:


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
Celestina Giles, Director                       Anthony R. Tersigni, Director

                                                /S/ DAVID A. WIDLAK
                                                --------------------------------
                                                David A. Widlak, Director

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

                                  EXHIBIT INDEX


           EXHIBIT NO.                 EXHIBIT DESCRIPTION
           -----------                 -------------------

              3.1 Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              3.2 Bylaws of the Corporation are incorporated by reference to exhibit 3.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              10.1 1996 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              10.2 1996 Stock Option Plan for Nonemployee Directors is incorporated by reference to exhibit 10.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              10.3 Lease Agreement between the Corporation and T.A.P. Properties, LLC, dated May 16, 1996, is incorporated by reference to exhibit 10.3 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

              10.4 Vicant Office Building Lease Agreement dated April 1, 1997, between Gebran S. Anton, Jr. and the Bank is incorporated by reference to exhibit 10.5 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-58475) which became effective August 25, 1998

              10.5       * 1999 Stock Option Plan for Directors

              11         * Computation of Per Share Earnings

              13        ** Proxy Statement and 1999 Annual Report of the
                           Corporation. Except for the portions of the Proxy Statement and 1999 Annual Report that are expressly incorporated by reference in this Annual Report of Form 10-KSB, the Proxy Statement and 1999 Annual Report of the Corporation shall not be deemed filed as a part thereof

              20 Proxy Statement of the Corporation for its April 18, 2000 Annual Meeting is included as part of the Proxy Statement and 1999 Annual Report of the Corporation that are set forth as Exhibit 13 on this Annual Report on Form 10-KSB. Except for the portions of the Proxy Statement and 1999 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10KSB, the Proxy Statement and 1999 Annual Report of the Corporation shall not be deemed filed as a part hereof

              21 Subsidiaries of the Issuer is incorporated by reference to exhibit 21 of the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 333-04113)

              23         * Consent of Independent Auditor

              27         * Financial Data Schedule

                         * Previously filed

                        ** Filed Herewith