Form 10QSB
period 2000-03-31
COMMUNITY CENTRAL BANK CORP
filed 2000-05-12
CIK 1014133

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

For the quarterly period ended                     March 31, 2000
                                                   --------------

                          Commission File No. 333-04113

                       COMMUNITY CENTRAL BANK CORPORATION
         ---------------------------------------------------------------
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
                                             Yes  X    No
                                                -----    -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


             Class                                 Outstanding at May 12, 2000
             -----                                 ---------------------------
   Common Stock, $5 stated value                         2,661,932 Shares



Transitional Small Business Disclosure Format:
                                            Yes         No  X
                                               -----      -----

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Community Central Bank Corporation (the "Corporation") include the consolidation of its subsidiary; Community Central Bank (the "Bank").

Following are the Corporation's Consolidated Balance Sheet as of March 31, 2000 and 1999, and December 31, 1999, and Consolidated Statements of Operations, Comprehensive Income, and Cash Flow for the three month periods ended March 31, 2000 and 1999. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                       March 31,         December 31,     March 31,
                                                         2000                1999             1999
                                                       ---------         ---------        ---------
Assets                                                    (in thousands, except fair value data)

Cash and due from banks                                   $6,051            $5,692           $4,575
Federal funds sold                                        19,000            20,700           16,350
                                                       ---------         ---------        ---------
   Cash and Cash Equivalents                              25,051            26,392           20,925
                                                       ---------         ---------        ---------

Securities available for sale, at fair value               9,389             9,546           10,711
Investment securities, at amortized cost                   4,477             4,638            6,670
   (Fair value of $4.4 million at 3-31-2000,
     $4.6 million at 12-31-1999, and
     $6.7 million at 3-31-1999)

Loans
   Residential mortgage loans                             30,376            29,920           32,397
   Commercial loans                                      114,574           105,574           71,643
   Installment loans                                       6,049             5,818            4,519
                                                       ---------         ---------        ---------
   Total Loans                                           150,999           141,312          108,559
Allowance for credit losses                               (2,053)           (1,927)          (1,393)
                                                       ---------         ---------        ---------
   Net Loans                                             148,946           139,385          107,166
                                                       ---------         ---------        ---------

Net property and equipment                                 1,868             1,893            1,700
Accrued interest receivable                                  952               843              734
Other assets                                                 808             1,027              753
                                                       ---------         ---------        ---------
   Total Assets                                         $191,491          $183,724         $148,659
                                                       =========         =========        =========

(continued)

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                        March 31,         December 31,     March 31,
                                                          2000                1999           1999
                                                       ---------         ------------     ---------
Liabilities                                                    (in thousands, except share data)
Deposits
   Noninterest bearing demand deposits                   $19,627           $16,540          $13,828
   NOW and money market accounts                          18,840            21,366           16,979
   Savings deposits                                        9,253             8,803            5,324
   Time deposits                                         122,331           116,137           91,995
                                                       ---------         ---------        ---------
   Total deposits                                        170,051           162,846          128,126
                                                       ---------         ---------        ---------

Short term borrowings                                      1,735             1,605            2,072
Accrued interest payable                                     457               442              345
Other liabilities                                            343               306              163
Capitalized lease obligation                               1,021             1,025            1,034
ESOP note payable                                            458               471             ----
                                                       ---------         ---------        ---------
   Total Liabilities                                     174,065           166,695          131,740
                                                       ---------         ---------        ---------
Stockholders' Equity
   Common stock -- $5 stated value; 9,000,000 shares
     authorized; 2,662,026 shares issued and
     outstanding at 3-31-2000, 2,420,024 shares
     outstanding at 12-31-1999, and 2,416,100 shares
     outstanding at 3-31-1999                             13,310            12,100           12,080
   Additional paid-in capital                              5,016             6,226            6,214
   Accumulated deficit                                      (287)             (682)          (1,403)
   Unearned employee benefit                                (459)             (471)            ----
   Accumulated other comprehensive income                   (154)             (144)              28
                                                       ---------         ---------        ---------
   Total Stockholders' Equity                             17,426            17,029           16,919
                                                       ---------         ---------        ---------
Total Liabilities and Stockholders' Equity              $191,491          $183,724         $148,659
                                                       =========         =========        =========


CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                                    Three Months Ended March 31,
                                                                  2000                         1999
                                                                -------                     -------
                                                               (in thousands, except per share data)
Interest Income
   Loans (including fees)                                        $3,374                      $2,261
   Securities                                                       218                         266
   Federal funds sold                                               199                         207
                                                                -------                     -------
   Total Interest Income                                          3,791                       2,734
                                                                -------                     -------
Interest Expense
   Deposits                                                       1,869                       1,354
   Short term borrowings                                             20                          22
   Capitalized lease obligation                                      44                          35
                                                                -------                     -------
   Total Interest Expense                                         1,933                       1,411
                                                                -------                     -------
   Net Interest Income                                            1,858                       1,323
Provision for credit losses                                         135                          70
                                                                -------                     -------
   Net Interest Income after Provision                            1,723                       1,253
                                                                -------                     -------
Noninterest Income
   Deposit service charges                                           65                          57
   Net realized security gain                                      ----                          11
   Other income                                                      62                          58
                                                                -------                     -------
   Total Noninterest Income                                         127                         126
                                                                -------                     -------
Noninterest Expense
   Salaries, benefits, and payroll taxes                            501                         435
   Premises and fixed asset expense                                 167                         129
   Other operating expense                                          570                         411
                                                                -------                     -------
Total Noninterest Expense                                         1,238                         975
                                                                -------                     -------
   Income Before Taxes and Cumulative
     Effect of Change in Accounting Principle                       612                         404
Provision for income taxes                                          217                         142
                                                                -------                     -------
   Income Before Cumulative Effect of Change
     in Accounting Principle                                        395                         262
Cumulative effect of change in accounting
     principle                                                     ----                         (57)
                                                                -------                     -------
   Net Income                                                      $395                        $205
                                                                =======                     =======

(continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


Per share data:
   Basic earnings before cumulative effect of
     change in accounting principle                              $0.15                        $0.10
   Basic earnings                                                $0.15                        $0.08

   Diluted earnings before cumulative effect of
     change in accounting principle                              $0.15                        $0.10
   Diluted earnings                                              $0.15                        $0.08
                                                               =======                      =======
   Cash Dividends                                               $ ----                       $ ----
                                                               =======                      =======



CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

                                                                          Three Months Ended March 31,
                                                                         2000                        1999
                                                                      ----------                  ---------
                                                                                  (in thousands)
Net Income as Reported                                                      $395                      $205

Other Comprehensive Income, Net of Tax
   Change in unrealized gain on securities
     available for sale                                                      (10)                      (28)
   Reclassification of previously reported gain
     included in current year income                                        ----                        (7)
                                                                      ----------                  ---------
Comprehensive Income                                                        $385                      $170
                                                                      ==========                  =========


CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

                                                                          Three Months Ended March 31,
                                                                        2000                        1999
                                                                      ----------                  ---------
                                                                                  (in thousands)
Operating Activities
   Net income                                                               $395                      $205
   Adjustments to reconcile net income to net cash flow
     from operating activities:
    Net accretion of security discount                                         1                         7
    Net gain on calls of securities                                         ----                       (11)
    Provision for credit losses                                              135                        70
    Depreciation expense                                                      76                        76
    Deferred income tax                                                      212                       113
    ESOP compensation expense                                                 12                      ----
    Increase in accrued interest receivable                                 (109)                      (79)
    Decrease in other assets                                                  70                        97
    Increase in accrued interest payable                                      15                        65
    Decrease in other liabilities                                             (4)                      (11)
                                                                      ----------                  ---------
   Net Cash Provided by Operating Activities                                 803                       532

Investing Activities
   Purchases of securities available for sale                               ----                    (1,992)
   Maturities, calls, and prepayments of securities available for sale       157                       985
   Maturities, calls, and prepayments of investment securities               160                     2,619
   Increase in loans                                                      (9,696)                   (6,162)
   Purchases of property and equipment                                       (51)                      (37)
                                                                      ----------                  ---------
   Net Cash Used in Investing Activities                                  (9,430)                   (4,587)

Financing Activities
   Increase in demand and savings deposits                                 1,011                     1,392
   Increase (Decrease) in time deposits                                    6,194                      (418)
   Increase in short term borrowings                                         130                    (1,419)
   Repayment of capitalized lease obligation                                 (37)                      (37)
   Payment of ESOP debt                                                      (12)                     ----
                                                                      ----------                  ---------
   Net Cash Provided by (Used In) Financing Activities                     7,286                      (482)
                                                                      ----------                  ---------
Decrease in Cash and Cash Equivalents                                     (1,341)                   (4,537)
Cash and Cash Equivalents at the Beginning
   of the Year                                                            26,392                    25,462
                                                                      ----------                  ---------
Cash and Cash Equivalents at the End
   of the Period                                                         $25,051                   $20,925
                                                                      ==========                  =========

Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                          $1,885                    $1,311
   Federal Taxes Paid                                                       $125                         $
                                                                      ==========                  =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiary, Community Central Bank, at March 31, 2000, December 31, 1999, and March 31, 1999 and the results of operations for three months ended March 31, 2000 and 1999. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

ASSETS

The Corporation's total assets have increased by $7.8 million, to $191.5 million at March 31, 2000, compared with $183.7 million at December 31, 1999.

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


                                              March 31, 2000       December 31, 1999         March 31, 1999
                                            ----------------         -----------------       -----------------
                                            Amortized      Fair      Amortized     Fair      Amortized     Fair
                                              Cost        Value         Cost      Value         Cost      Value
                                            -------       -----      -------      -----      -------      -----
                                                                       (in thousands)

Securities Available for Sale
   United States Government agencies           $6,380     $6,272       $6,381     $6,280       $5,895     $5,935
   Mortgage backed securities                   3,243      3,116        3,383      3,265        3,935      3,938
   Collateralized mortgage obligations           ----          1            1          1          839        838
                                                -----      -----        -----      -----        -----      -----
       Total Securities Available for Sale      9,623      9,389        9,765      9,546       10,669     10,711
                                                -----      -----        -----      -----        -----      -----

Investment Securities
   United States Treasury                        ----       ----         ----       ----         ----       ----
   United States Government agencies            2,001      1,994        2,001      1,992        2,878      2,901
   Mortgage backed securities                   1,724      1,680        1,758      1,721        2,078      2,098
   Collateralized mortgage obligations            306        305          433        431        1,432      1,443
   Other Securities                               446        446          446        446          282        282
                                                -----      -----        -----      -----        -----      -----
       Total Investment Securities              4,477      4,425        4,638      4,590        6,670      6,724
                                                -----      -----        -----      -----        -----      -----

       Total Securities                       $14,100    $13,814      $14,403    $14,136      $17,339    $17,435
                                               ======     ======       ======     ======       ======     ======


Total loans increased by $9.7 million during the three months ended March 31, 2000, as the Corporation continued building its loan base. Commercial loans grew by $9.0 million, while residential mortgage loans increased by $456,000.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Additionally, the Corporation had approximately $34.6 million in outstanding loans at March 31, 2000, to commercial borrowers in the real estate rental and property management industries.

The following table shows an analysis of the allowance for credit losses:

                                                                 Three Months Ended March 31,
                                                                  2000                1999
                                                                 -------             -------
                                                                        (in thousands)
Allowance for credit losses at
   beginning of period                                             $1,927              $1,330

Provision charged to expense                                          135                  70
Loans charged off                                                      (9)                 (7)
                                                                  -------             -------
Allowance for credit losses at end of period                       $2,053              $1,393
                                                                  =======             =======
Allowance for credit losses as a percentage
   of loans at period end                                            1.36%              1.28%



Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. At March 31, 2000, there was $408,000 of loans placed in nonaccrual status. Commercial loans and lease financing receivables are to be reported as being in nonaccrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may stay on accrual status. However, if the loan is not brought current before 120 days past due, the loan should be reported as nonaccrual. Any exceptions to automatic nonaccrual status at 90 days must be approved in writing by the Loan Committee, Credit Administration Officer, and the Chief Financial Officer. A nonaccrual asset may be restored to an accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, and in the process of collection.

The Corporation considers a loan impaired when it is probable that all interest and principal will not be collected in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgages and consumer loans) are considered impaired. The Corporation had $408,000 in loans classified as impaired during the quarter ended March 31, 2000 and no loans for the quarter ended March 31, 1999.

A summary of nonperforming assets is as follows:

                                                                 March 31,           March 31,
                                                                  2000                1999
                                                                 -------             -------
                                                                         (in thousands)
Impaired loans:
   Nonaccrual                                                        $408              $ ----
                                                                  -------             -------
Total impaired loans                                                 $408                ----
Other real estate                                                    ----                ----
                                                                  -------             -------
Total nonperforming assets                                           $408              $ ----
                                                                  =======             =======
Impaired loans as a percentage of
   total loans                                                      0.27%              0.00%
                                                                  =======             =======


A summary of total loans past due 90-days and still accruing interest is as follows:

                                                                March 31,           March 31,
                                                                  2000                1999
                                                                 -------             -------
                                                                         (in thousands)
Commercial                                                         $ ----              $ ----
Residential real estate                                              ----                ----
Installment                                                            39                ----
                                                                  -------             -------
     Total loans past due 90 days or more
       and still accruing interest                                    $39              $ ----
                                                                  =======             =======

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

LIABILITIES

During the three months ended March 31, 2000, total deposits increased by $7.2 million, to $170.0 million.

Short term borrowings at March 31 consist of securities sold with an agreement to repurchase them the following day. Following are details of short term borrowings for the dates indicated:

                                                                March 31,          March 31,
                                                                   2000             1999
                                                              -----------       -----------
                                                             (in thousands, except percentages)

         Amount outstanding at end of period                       $1,735           $2,072
         Weighted average interest rate on ending balance            4.08%            4.50%


         Maximum amount outstanding at any month end
           during the period                                       $2,149           $2,072

CAPITAL

The Corporation declared a 10% stock dividend on March 7, 2000. The dividend was paid on April 21, 2000, to stockholders of record on April 6, 2000. As a result, approximately $1.2 million was transferred from additional paid-in capital to common stock. The effects of the stock dividend have been retroactively applied to applicable figures in this report. The Corporation also declared a 10% stock dividend in the first quarter of 1999.

Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.


                                                     March 31,     December 31,     March 31,      Minimum
                                                       2000            1999           1999        Requirement
                                                     --------      ----------      --------       ----------

Tier I capital to risk-weighted assets                11.79%          12.30%         16.18%             4%
Total capital to risk-weighted assets                 13.04%          13.55%         17.43%             8%
Primary capital to assets                             10.13%          10.10%         12.19%            5.5%
Total capital to assets                               10.13%          10.10%         12.19%             6%
Tier I capital to quarterly average assets (leverage)  9.58%           9.46%         11.50%             4%


During the second quarter of 1999, the Corporation established an employee stock ownership plan ("ESOP"). The ESOP subsequently borrowed $500,000 from an unrelated bank to finance the purchase of the Corporation's stock. The ESOP loan has been recorded as if it was long term debt of the Corporation, with a corresponding reduction in equity. Repayment of the loan will be made solely from contributions by the Corporation, which has guaranteed the loan.

The following table shows the changes in stockholders' equity for the three months ended March 31, 2000:


                                         Additional                   Unearned      Accumulated Other
                           Common         Paid-In    Accumulated      Employee       Comprehensive        Total
                            Stock         Capital      Deficit         Benefits       Income (Loss)       Equity
                           ---------    -----------    --------      ----------     ----------------    ---------


Balance December 31, 1999    $12,100       $6,226        ($682)         ($471)              ($144)       $17,029

Stock dividend                 1,210       (1,210)        ----           ----                ----           ----
Stock options exercised         ----         ----         ----           ----                ----           ----
Net income                      ----         ----          395           ----                ----            395
Release of ESOP shares          ----         ----         ----             12                ----             12
Other comprehensive income      ----         ----         ----           ----                 (10)           (10)
                           ---------    ----------     -------       ---------      --------------      --------
Balance March 31, 2000       $13,310       $5,016        ($287)         ($459)              ($154)       $17,426
                           =========    ==========     =======       =========      ==============      ========


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

                                                                  Three Months Ended
                                                                March 31, 2000 vs. 1999
                                                     -------------------------------------
                                                                          Increase  (Decrease)
                                                                          Due to Changes In
                                                                       -----------------------
                                                       Total             Volume           Rate
                                                                        and Both
                                                     ----------        ----------       ----------
                                                                       (in thousands)

Earning Assets - Interest Income
   Federal funds sold                                      ($8)             ($53)             $45
   Securities                                              (48)              (56)               8
   Loans                                                 1,113               975              138
                                                       -------           -------          -------
     Total                                               1,057               866              191
                                                       -------           -------          -------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                           (50)              (15)             (35)
   Savings deposits                                         34                36               (2)
   Time deposits                                           531               427              104
   Short term borrowings                                    (2)             ----               (2)
   Lease and ESOP                                            9                14               (5)
                                                       -------           -------          -------
     Total                                                 522               462               60
                                                       -------           -------          -------

Net Interest Income                                       $535              $404             $131
                                                       =======           =======          =======


For the quarter ended March 31, 2000, net interest income increased by 40%, or $535,000 over the first quarter of 1999. This was due to a significant rise in the volume of interest earning assets, especially in loans. On the liability side, interest bearing liability volumes increased as the Corporation continued to build a deposit base. The large percentage increase in both interest earning assets and interest bearing liabilities was a function of the Corporation's significant growth during 2000. The net interest margin improved in the quarter to 4.21%, compared with 3.75% for the first quarter of 1999. Interest rates on individual asset and liability categories were somewhat lower than in the prior year quarter; however, volume increases in most categories more than offset the effects of reduced rates.

AVERAGE BALANCE SHEET

The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three month periods ended March 31, 2000 and 1999. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.


                                                                Three Months Ended March 31,
                                      -----------------------------------       -----------------------------------
                                                     2000                                      1999
                                      ---------    ---------    ---------       ---------    ---------    ---------

                                                                  Average                                   Average
                                                     Interest      Rate                        Interest      Rate
                                        Average      Income/      Earned/         Average      Income/      Earned/
                                        Balance      Expense       Paid           Balance      Expense       Paid
                                      ---------    ---------    ---------       ---------    ---------    ---------
                                                                     (in thousands)
Assets
   Federal funds sold                    $14,007         $199         5.68%      $17,765         $207        4.66%
   Securities                             14,019          218         6.22        17,629          266        6.04
   Loans                                 148,630        3,374         9.08       105,683        2,261        8.56
                                       ---------    ---------     ---------      ---------    ---------    ---------
Total Earning Assets/
   Total Interest Income                 176,656        3,791         8.58%      141,077        2,734        7.75%
                                                    ---------     ---------                   ---------    ---------
Cash and due from banks                    5,021                                   3,876
All other assets                           1,774                                   1,971
                                      ----------                                ---------
Total Assets                            $183,451                                $146,924
                                      ==========                                =========
Liabilities and Equity
   NOW and money market accounts         $16,640          104         2.50%      $19,062          154        3.23%
   Savings deposits                        8,943           68         3.04         4,255           34        3.20
   Time deposits                         117,728        1,697         5.77        88,096        1,166        5.29
   Short term borrowings                   1,959           20         4.08         1,984           22        4.44
   Capitalized lease obligation            1,479           44        11.90         1,025           35       13.66
                                       ---------    ---------     ---------      ---------    ---------    ---------
Total Interest Bearing Liabilities/
   Total Interest Expense                146,749        1,933         5.27%      114,422        1,411        4.93%
                                                    ---------     ---------                   ---------    ---------
Noninterest bearing demand deposits       18,642                                  15,130
All other liabilities                        753                                     468
Stockholders' equity                      17,307                                  16,904
                                      ----------                                ---------
Total Liabilities and Equity            $183,451                                $146,924
                                      ==========                                =========
Net Interest Income                                    $1,858                                  $1,323
                                                      =======                                 =========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                       4.21%                                  3.75%
                                                                   =======                                 =========


NONINTEREST INCOME

Noninterest income increased by 10%, when ignoring security gains realized in the first quarter of 1999. Total noninterest income was $127,000 in the first quarter of 2000. The largest components of the increase were overdraft income and fees from processing merchant credit card deposits.


NONINTEREST EXPENSE

Noninterest expense increased over the first quarter of 1999 by 27%, to $1.2 million in 2000. This was primarily the result of growth of the Corporation, and the accompanying rise in payroll and other operating expense. Premises and fixed asset expense increased as the Bank implemented a check imaging operations center.


PROVISION FOR INCOME TAXES

The Corporation and the Bank file a consolidated federal income tax return. Before 1998, no net deferred tax asset had been provided for the future benefit of the net operating loss carryforward generated since inception, because the Corporation did not have a history of earnings. A total tax benefit of $774,000 was recognized in 1998 when it became more likely than not that the carryforward would be realized in the future. Beginning in 1999, the Corporation is recognizing a federal tax provision based on "book taxable" income. Starting in the third quarter of 1999, the Corporation paid estimated federal income taxes having utilized the net operating loss carryforward available to the Corporation as the result of ongoing earnings.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 Statement of Financial Account Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. SFAS 133 is effective for the year 2000. The Company is currently evaluating the impact of SFAS 133. At present, the Company does not believe it will have a material effect on the consolidated financial position or results of operations.


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. For the Corporation, the major sources of liquidity have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by a $2.0 million unsecured federal funds borrowing facility, and a $10.0 million secured line of credit with the Federal Home Loan Bank of Indianapolis (FHLB). The Corporation's large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit.

Managing rates on earning assets and interest bearing liabilities focuses on maintaining stability in the net interest margin, which is an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position, to avoid wide swings in margins and to manage risk due to changes in interest rates.

The Corporation's Asset Liability Management Committee ("ALCO"), which meets monthly, is responsible for reviewing the interest rate sensitivity position of the Corporation and establishing policies to monitor and limit exposure to interest rate risk.

The Corporation currently utilizes two quantitative tools to measure and monitor interest rate risk: static gap analysis and net interest income simulation modeling. Each of these interest rate risk measurements has limitations, but management believes when these tools are evaluated together, they provide a balanced view of the exposure the Corporation has to interest rate risk.

The following table shows the maturity and repricing distribution of the Corporation's interest earning assets and interest bearing liabilities as of March 31, 2000. This table displays the interest rate sensitivity gap (interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio. Loans are presented net of unearned income, gross of the allowance, while securities are shown at amortized cost.



                                                    After Three      After One
                                      Within        Months But       Year But           After
                                       Three        Within One        Within            Five
                                      Months            Year         Five Years         Years          Total
                                     ---------    ------------      ------------      ----------     ---------
                                                                   (in thousands)
Interest earning assets:
   Federal funds sold                 $19,000        $ ----            $ ----           $ ----         $19,000
   Securities                             556         4,636             6,850            2,058          14,100
   Loans                               77,041         1,659            58,671           13,628         150,999
                                     --------       -------           -------           -------      ---------
     Total                             96,597         6,295            65,521           15,686        $184,099
                                     --------       -------           -------           -------      =========

Interest bearing liabilities:
   NOW and money market
     accounts                          18,840          ----              ----             ----         $18,840
   Savings deposits                     9,253          ----              ----             ----           9,253
   Jumbo time deposits                 52,674         5,574             5,625             ----          63,873
   Time deposits < $100,000            38,070         3,572            16,816             ----          58,458
   Short term borrowings                1,735          ----              ----             ----           1,735
   Capitalized lease obligation
     and ESOP payable                     461            10               164              844           1,479
                                     --------       -------           -------           -------      ---------
     Total                            121,033         9,156            22,605              844        $153,638
                                     --------       -------           -------           -------      ========


Interest rate sensitivity gap        ($24,436)       (2,861)           42,916           14,842
Cumulative interest rate
   sensitivity gap                                 ($27,297)          $15,619          $30,461
Interest rate sensitivity gap
   ratio                                 0.80          0.69              2.90            18.59
Cumulative interest rate
   sensitivity gap ratio                               0.79              1.10             1.20


The table above indicates the time periods in which interest earning assets and interest bearing liabilities will mature or may be repriced, generally according to their contractual terms. However, this table does not necessarily indicate the impact that general interest rate movements would have on the Corporation's net interest margin, because the repricing of various categories of assets and liabilities is discretionary, and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels. At March 31, 2000, the Corporation is considered "liability sensitive" according to the preceding table. In a rising rate environment, the Corporation might not be able to increase prices on interest earning assets faster than the increase in rates on interest bearing liabilities.

On a quarterly basis, the net interest income simulation model is used to quantify the effects of hypothetical changes in interest rates on the Corporation's net interest income over a projected twelve-month period. The model permits management to evaluate the effects of shifts in the Treasury Yield curve, upward and downward, on net interest income expected in a stable interest rate environment.

As of December 31, 1999, the most recent and available analysis, the simulation model projects net interest income would decrease by 2.18% of the base net interest income, assuming an instantaneous parallel shift upward in the yield curve by 200 basis points. Conversely, if the yield curve were to decrease by 200 basis points, the model projects net interest income would increase by 1.87%, of the base net interest income.

YEAR 2000 READINESS DISCLOSURE

No material events occurred as the result of the "year 2000 problem." The banking industry is highly dependent on computer systems due to significant transaction volumes, and date sensitive calculations for interest accruals on financial statements such as loans and deposits.

The Corporation began to prepare for the year 2000 project in 1997. The plan began with an internal evaluation of equipment, software applications, and vendor supplied products. Because the Corporation was founded during 1996, much of its equipment and computer technology is recent; and, in many cases, were 2000 ready from the outset. A total of $55,000 was spent on the year 2000 project.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

The Board of Directors elected Harold W. Allmacher as President and Chief Operating Officer of the Corporation and the Bank, effective April 18, 2000. The Corporation expects Mr. Allmacher to continue in this position for a number of months while the Corporation identifies a suitable successor to elect as President and Chief Executive Officer. While Mr. Allmacher intends to retire from his daily management responsibilities later this year, he will remain on the Board and Board Committees and expects to continue to make important contributions to the growth, performance, and strategic planning of the Corporation and Bank.

The Board of Directors elected David A. Widlak as Chairman of the Board and Acting Chief Executive Officer of the Corporation and the Bank, effective April 18, 2000. Mr. Widlak is currently Director of Acquisitions, Vice President and Corporate Secretary for Margate Industries, Inc., a holding company involved in primary metals. Mr. Widlak previously served as President and Chief Executive Officer of Central Holding Company and its subsidiary Colonial Central Savings Bank. Central Holding Company was sold to Standard Federal Bank in 1992.

The Board also elected Raymond M. Contesti, a member of the Board since its inception in 1996, as Vice Chairman of the Board of Directors. Dr. Contesti is the Superintendent of Clintondale Community Schools.

Andrew Tassopoulos, formerly President of the Bank, has resigned effective April 18, 2000. The Board of Directors has appointed a search committee to facilitate the hiring of a new President and Chief Executive Officer for the Corporation and the Bank.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

             11       Computation of Per Share Earnings

             27       Financial Data Schedule

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2000.


                                           COMMUNITY CENTRAL BANK CORPORATION




                                           By:  S/ DAVID A. WIDLAK
                                              ----------------------------------
                                           David A. Widlak;
                                           Chairman of the Board and Acting
                                           Chief Executive Officer
                                           (Principal Executive Officer)





                                           By: S/ HAROLD W. ALLMACHER
                                              ----------------------------------
                                           Harold W. Allmacher;
                                           President and Chief Operating Officer





                                           By: S/ RAY T. COLONIUS
                                              ----------------------------------
                                           Ray T. Colonius;
                                           Treasurer
                                           (Principal Financial and Accounting
                                            Officer)

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