Form 10QSB
period 2000-06-30
COMMUNITY CENTRAL BANK CORP
filed 2000-08-03
CIK 1014133

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

For the quarterly period ended    June 30, 2000
                                  -------------

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
                               Yes X      No
                                  ----      ----



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                    Outstanding at August 3, 2000
         -----                                    -----------------------------
Common Stock, $5 stated value                            2,661,932 Shares



Transitional Small Business Disclosure Format:
                               Yes        No X
                                  ----      ----

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Community Central Bank Corporation (the "Corporation") include the consolidation of its subsidiary; Community Central Bank (the "Bank").

Following are the Corporation's Consolidated Balance Sheet as of June 30, 2000 and 1999, and December 31, 1999, and Consolidated Statements of Operations, Comprehensive Income, and Cash Flow for the quarter and six month periods ended June 30, 2000 and 1999. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                                        June 30,        December 31,       June 30,
                                                                         2000               1999             1999
                                                                       ---------         ---------        ---------
                                                                          (in thousands, except fair value data)
Assets

Cash and due from banks                                                   $5,991            $5,692           $5,326
Federal funds sold                                                        18,400            20,700           22,500
                                                                       ---------         ---------        ---------
   Cash and Cash Equivalents                                              24,391            26,392           27,826
                                                                       ---------         ---------        ---------

Securities available for sale, at fair value                               9,882             9,546           10,432
Investment securities, at amortized cost                                   4,341             4,638            5,356
   (Fair value of $4.3 million at 6-30-2000,
     $4.6 million at 12-31-1999, and
     $5.4 million at 6-30-1999)

Loans
   Residential mortgage loans                                             29,682            29,920           31,254
   Commercial loans                                                      120,765           105,574           80,378
   Installment loans                                                       6,184             5,818            5,035
                                                                       ---------         ---------        ---------
   Total Loans                                                           156,631           141,312          116,667
Allowance for credit losses                                               (2,193)           (1,927)          (1,414)
                                                                       ---------         ---------        ---------
   Net Loans                                                             154,438           139,385          115,253
                                                                       ---------         ---------        ---------

Net property and equipment                                                 1,808             1,893            1,760
Accrued interest receivable                                                1,004               843              714
Other assets                                                               1,236             1,027              645
                                                                       ---------         ---------        ---------
   Total Assets                                                         $197,100          $183,724         $161,986
                                                                       =========         =========        =========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                                              June 30,        December 31,       June 30,
                                                                               2000              1999             1999
                                                                            ---------         ---------        ---------
Liabilities                                                                        (in thousands, except share data)

Deposits
   Noninterest bearing demand deposits                                        $21,041           $16,540          $15,301
   NOW and money market accounts                                               17,105            21,366           24,168
   Savings deposits                                                             8,075             8,803            5,222
   Time deposits                                                              128,016           116,137           95,750
                                                                            ---------         ---------        ---------
   Total deposits                                                             174,237           162,846          140,441
                                                                            ---------         ---------        ---------

Short term borrowings                                                           2,712             1,605            2,839
Accrued interest payable                                                          430               442              380
Other liabilities                                                                 414               306              144
Capitalized lease obligation                                                    1,018             1,025            1,030
ESOP note payable                                                                 446               471              497
                                                                            ---------         ---------        ---------
   Total Liabilities                                                          179,257           166,695          145,331
                                                                            ---------         ---------        ---------
Stockholders' Equity
   Common stock -- $5 stated value; 9,000,000 shares
     authorized; 2,661,932 shares issued and
     outstanding at 6-30-2000, 2,420,024 shares
     outstanding at 12-31-1999 and 6-30-1999                                   13,310            12,100           12,100
   Additional paid-in capital                                                   5,016             6,226            6,226
   Accumulated surplus                                                             95              (683)          (1,109)
   Unearned employee benefit                                                     (446)             (470)            (497)
   Accumulated other comprehensive income                                        (132)             (144)             (65)
                                                                            ---------         ---------        ---------
   Total Stockholders' Equity                                                  17,843            17,029           16,655
                                                                            ---------         ---------        ---------
Total Liabilities and Stockholders' Equity                                   $197,100          $183,724         $161,986
                                                                            =========         =========        =========


COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                              Three Months Ended                   Six Months Ended
                                                                   June 30,                           June 30,
                                                            2000              1999             2000              1999
                                                            -----             -----            -----             -----
                                                                      (in thousands, except per share data)
Interest Income
   Loans (including fees)                                  $3,564           $2,458            $6,938           $4,719
   Securities                                                 227              266               445              532
   Federal funds sold                                         221              233               420              440
                                                            -----            -----            ------             -----
   Total Interest Income                                    4,012            2,957             7,803            5,691
                                                            -----            -----            ------             -----
Interest Expense
   Deposits                                                 1,967            1,420             3,836            2,774
   Short term borrowings                                       25               32                45               54
   Capitalized lease obligation                                46               34                90               69
                                                            -----            -----            ------             -----
   Total Interest Expense                                   2,038            1,486             3,971            2,897
                                                            -----            -----            ------             -----
   Net Interest Income                                      1,974            1,471             3,832            2,794
Provision for credit losses                                   165              110               300              180
                                                            -----            -----            ------             -----
   Net Interest Income after Provision                      1,809            1,361             3,532            2,614
                                                            -----            -----            ------             -----
Noninterest Income
   Deposit service charges                                     62               66               127              123
   Net realized security gain                                ----             ----              ----               11
   Other income                                                72               76               134              134
                                                            -----            -----             -----            -----
   Total Noninterest Income                                   134              142               261              268
                                                            -----            -----             -----            -----
Noninterest Expense
   Salaries, benefits, and payroll taxes                      538              426             1,039              861
   Premises and fixed asset expense                           173              152               340              281
   Other operating expense                                    637              465             1,207              876
                                                            -----            -----             -----            -----
Total Noninterest Expense                                   1,348            1,043             2,586            2,018
                                                            -----            -----             -----            -----
   Income Before Taxes and Cumulative
     Effect of Change in Accounting Principle                 595              460             1,207              864
Provision for income taxes                                    212              166               429              308
                                                            -----            -----             -----            -----
   Income Before Cumulative Effect of Change
     in Accounting Principle                                  383              294               778              556
Cumulative effect of change in accounting
     principle                                               ----             ----              ----              (57)
                                                            -----            -----             -----            -----
   Net Income                                                $383             $294              $778             $499
                                                            =====            =====             =====            =====

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Per share data:
   Basic earnings before cumulative effect of
     change in accounting principle                                  $0.15             $0.11             $0.30            $0.21
   Basic earnings                                                    $0.15             $0.11             $0.30            $0.19

   Diluted earnings before cumulative effect of
     change in accounting principle                                  $0.15             $0.11             $0.30            $0.21
   Diluted earnings                                                  $0.15             $0.11             $0.30            $0.19
                                                                     =====             =====            ======             =====
   Cash Dividends                                                   $ ----           $ -----            $ ----           $ ----
                                                                     =====             =====            ======             =====


COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

                                                                      Three Months Ended                   Six Months Ended
                                                                            June 30,                           June 30,
                                                                    2000              1999             2000              1999
                                                                    -----             -----            -----             -----
                                                                                            (in thousands)

Net Income as Reported                                               $383             $294              $778             $499

Other Comprehensive Income, Net of Tax
   Change in unrealized gain on securities
     available for sale                                                22              (93)               12             (121)
   Reclassification of previously reported gain
     included in current year income                                 ----             ----              ----               (7)
                                                                    -----            -----             -----             -----
Comprehensive Income                                                 $405             $201              $790             $371
                                                                    =====            =====             =====             =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

                                                                                  Six Months Ended June 30,
                                                                               2000                      1999
                                                                            ----------                 ---------
                                                                                        (in thousands)
Operating Activities
   Net income                                                                     $778                      $499
   Adjustments to reconcile net income to net cash flow
     from operating activities:
    Net accretion of security discount                                              (2)                        9
    Net gain on calls of securities                                               ----                       (11)
    Provision for credit losses                                                    300                       180
    Depreciation expense                                                           167                       156
    Deferred income tax                                                           (109)                      277
    ESOP compensation expense                                                       25                      ----
    Increase in accrued interest receivable                                       (161)                      (59)
    Increase in other assets                                                      (100)                       75
    Decrease in accrued interest payable                                           (12)                      100
    Increase in other liabilities                                                  173                        18
                                                                            ----------                 ---------
   Net Cash Provided by Operating Activities                                     1,059                     1,244

Investing Activities
   Purchases of securities available for sale                                   (1,100)                   (3,006)
   Maturities, calls, and prepayments of securities available for sale             782                     2,132
   Maturities, calls, and prepayments of investment securities                     297                     4,101
   Purchases of investment securites                                              ----                      (165)
   Increase in loans                                                           (15,353)                  (14,359)
   Purchases of property and equipment                                             (82)                     (177)
                                                                            ----------                 ---------
   Net Cash Used in Investing Activities                                       (15,456)                  (11,474)

Financing Activities
   Decrease in demand and savings deposits                                        (488)                    9,952
   Increase in time deposits                                                    11,879                     3,337
   Increase in short term borrowings                                             1,107                      (652)
   Repayment of capitalized lease obligation                                       (76)                      (75)
   Payment of ESOP debt                                                            (25)                     ----
   Fractional shares paid on stock dividend                                         (1)                       (1)
   Stock option exercise                                                          ----                        33
                                                                            ----------                 ---------
   Net Cash Provided by (Used In) Financing Activities                          12,396                    12,594
                                                                            ----------                 ---------
Increase (Decrease) in Cash and Cash Equivalents                                (2,001)                    2,364
Cash and Cash Equivalents at the Beginning
   of the Year                                                                  26,392                    25,462
                                                                            ----------                 ---------
Cash and Cash Equivalents at the End
   of the Period                                                               $24,391                   $27,826
                                                                            ==========                ==========

Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                                $3,914                    $2,728
   Federal Taxes Paid                                                              546                      ----
                                                                            ==========                ==========


COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiary, Community Central Bank, at June 30, 2000, December 31, 1999, and June 30, 1999 and the results of operations for the quarter and six months ended June 30, 2000 and 1999. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ASSETS

The Corporation's total assets have increased by $13.3 million, to $197.1 million at June 30, 2000, compared with $183.7 million at December 31, 1999.

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


                                                         June 30, 2000         December 31, 1999         June 30, 1999
                                                       ----------------         ----------------        ----------------
                                                       Amortized    Fair       Amortized     Fair       Amortized     Fair
                                                         Cost      Value        Cost        Value         Cost       Value
                                                       -------     -----       -------      -----        -------     -----
                                                                                  (in thousands)

Securities Available for Sale
   United States Government agencies                    $6,879     $6,781       $6,381     $6,280       $6,405     $6,379
   Mortgage backed securities                            3,096      2,994        3,383      3,265        3,756      3,684
   Collateralized mortgage obligations                    ----       ----            1          1          370        369
   Tax-exempt municipals                                   106        107         ----       ----         ----       ----
                                                         -----      -----        -----      -----        -----      -----
       Total Securities Available for Sale              10,081      9,882        9,765      9,546       10,531     10,432
                                                        ------      -----        -----      -----       ------     ------

Investment Securities
   United States Treasury                                 ----       ----         ----       ----         ----       ----
   United States Government agencies                     2,000      2,000        2,001      1,992        2,127      2,139
   Mortgage backed securities                            1,691      1,658        1,758      1,721        1,868      1,855
   Collateralized mortgage obligations                     204        202          433        431          915        920
   Other Securities                                        446        446          446        446          446        446
                                                         -----      -----        -----      -----        -----      -----
       Total Investment Securities                       4,341      4,306        4,638      4,590        5,356      5,360
                                                         -----      -----        -----      -----        -----      -----

       Total Securities                                $14,422    $14,188      $14,403    $14,136      $15,887    $15,792
                                                       =======    =======      =======    =======      =======    =======


COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Total loans increased by $15.3 million during the six months ended June 30, 2000, as the Corporation continued building its loan base. Commercial loans grew by $15.2 million, while installment loans increased $366,000, and residential mortgage loans were flat.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Additionally, the Corporation had approximately $25.8 million in outstanding loans at June 30, 2000, to commercial borrowers in the real estate rental and property management industries.

The following table shows an analysis of the allowance for credit losses:

                                                                   Six Months Ended June 30,
                                                                   2000                1999
                                                                  -------             -------
                                                                         (in thousands)
Allowance for credit losses at
   beginning of period                                             $1,927              $1,330

Provision charged to expense                                          300                 180
Loans charged off (net)                                               (34)                (96)
                                                                  -------             -------
Allowance for credit losses at end of period                       $2,193              $1,414
                                                                  =======             =======
Allowance for credit losses as a percentage
   of loans at period end                                            1.40%               1.21%


Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. At June 30, 2000, there was $566,000 of loans placed in nonaccrual status. Commercial loans and lease financing receivables are to be reported as being in nonaccrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may stay on accrual status. However, if the loan is not brought current before 120 days past due, the loan should be reported as nonaccrual. Any exceptions to automatic nonaccrual status at 90 days must be approved in writing by the Loan Committee, Credit Administration Officer, and the Chief Financial Officer. A nonaccrual asset may be restored to an accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, and in the process of collection.

The Corporation considers a loan impaired when it is probable that all interest and principal will not be collected in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgages and consumer loans) are considered impaired.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

A summary of nonperforming assets is as follows:

                                                                 June 30,            June 30,
                                                                  2000                1999
                                                                 -------             -------
                                                                         (in thousands)
Impaired loans:
   Nonaccrual                                                       $566              $ ----
                                                                 -------             -------
Total impaired loans                                                $566                ----
Other real estate                                                    128                ----
                                                                 -------             -------
Total nonperforming assets                                          $694              $ ----
                                                                 =======             =======
Impaired loans as a percentage of
   total loans                                                      0.36%              0.00%
                                                                 =======             =======
Total nonperforming assets as a percentage
   of total assets                                                  0.35%              0.00%
                                                                 =======             =======


A summary of total loans past due 90-days and still accruing interest is as follows:

                                                                  June 30,            June 30,
                                                                   2000                1999
                                                                  -------             -------
                                                                         (in thousands)
Commercial                                                         $ ----              $ ----
Residential real estate                                                76                ----
Installment                                                            46                ----
                                                                  -------             -------
     Total loans past due 90 days or more
       and still accruing interest                                   $122              $ ----
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

LIABILITIES

During the six months ended June 30, 2000, total deposits increased by $11.3 million, to $179.3 million.

Short term borrowings at June 30 consist of securities sold with an agreement to repurchase them the following day. Following are details of short term borrowings for the dates indicated:

                                                                  June 30,          June 30,
                                                                    2000             1999
                                                                  --------          --------
                                                             (in thousands, except percentages)

         Amount outstanding at end of period                       $2,712           $2,839
         Weighted average interest rate on ending balance            4.20%            4.19%


         Maximum amount outstanding at any month end
           during the period                                       $2,712           $3,021


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

                                                      June 30,     December 31,      June 30,      Minimum
                                                       2000            1999           1999        Requirement
                                                      --------     -----------       --------     -----------

Tier I capital to risk-weighted assets                11.53%          12.30%         14.60%             4%
Total capital to risk-weighted assets                 12.78%          13.55%         15.84%             8%
Primary capital to assets                             10.11%          10.10%         11.10%           5.5%
Total capital to assets                               10.11%          10.10%         11.10%             6%
Tier I capital to quarterly average assets (leverage)  9.56%           9.46%         10.69%             4%


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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows the changes in stockholders' equity for the six months ended June 30, 2000:

                                          Additional                     Unearned       Accumulated Other
                               Common      Paid-In      Accumulated      Employee         Comprehensive      Total
                               Stock       Capital        Deficit        Benefits         Income (Loss)      Equity
                             ---------   -----------    -----------      --------       -----------------   ---------


Balance December 31, 1999     $12,100        $6,226        ($683)          ($470)              ($144)       $17,029

Stock dividend                  1,210        (1,210)        ----            ----                ----           ----
Net income                       ----          ----          778            ----                ----            778
Release of ESOP shares           ----          ----         ----              24                ----             24
Other comprehensive income       ----          ----         ----            ----                  12             12
                             --------    ----------      -------       ---------        ------------       --------
Balance June 30, 2000         $13,310        $5,016          $95           ($446)              ($132)       $17,843
                             ========    ==========      =======       =========        ============       ========

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

                                                                      Six Months Ended
                                                                   June 30, 2000 vs. 1999
                                                        -----------------------------------------
                                                                           Increase  (Decrease)
                                                                           Due to Changes In
                                                                        -------------------------
                                                         Total            Volume           Rate
                                                                         and Both
                                                       ----------       ----------       --------
                                                                       (in thousands)
Earning Assets - Interest Income
   Federal funds sold                                     ($20)            ($138)            $118
   Securities                                              (87)             (104)              17
   Loans                                                 2,219             1,904              315
                                                       -------           -------          -------
     Total                                               2,112             1,662              450
                                                       -------           -------          -------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                          (106)              (30)             (76)
   Savings deposits                                         58                60               (2)
   Time deposits                                         1,110               798              312
   Short term borrowings                                    (9)               (6)              (3)
   Lease and ESOP                                           21                27               (6)
                                                       -------           -------          -------
     Total                                               1,074               849              225
                                                       -------           -------          -------

Net Interest Income                                     $1,038              $813             $225
                                                        ======            ======           ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

For the six months ended June 30, 2000, net interest income increased by 37%, or $1,038,000 over the six months ended June 30, 1999. This was due to managements efforts to focus on variable rate loan products to better match the deposit funding base. Increases in volume also enhanced net interest income. The large percentage increase in both interest earning assets and interest bearing liabilities was a function of the Corporation's significant growth during 2000. The net interest margin improved in the quarter to 4.36%, compared with 3.93% for the second quarter of 1999. Net interest margin was improved by continued emphasis on loan and deposit pricing, coupled with demand deposit growth.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and six month periods ended June 30, 2000 and 1999. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.


                                                                 Three Months Ended June 30,
                                       -----------------------------------------------------------------------------
                                                      2000                                      1999
                                       -----------------------------------------------------------------------------

                                                                   Average                                  Average
                                                     Interest       Rate                       Interest      Rate
                                        Average      Income/       Earned/        Average      Income/      Earned/
                                        Balance      Expense        Paid          Balance      Expense       Paid
                                       ---------    ---------     ---------      ---------    ---------    ---------
                                                                       (in thousands)
Assets
   Federal funds sold                    $14,087         $221         6.28%      $19,519         $233        4.77%
   Securities                             14,432          227         6.29        17,462          266        6.09
   Loans                                 152,715        3,564         9.34       112,916        2,458        8.71
                                       ---------    ---------     --------       -------      -------      ------
Total Earning Assets/
   Total Interest Income                 181,234        4,012         8.85%      149,897        2,957        7.89%
                                                    ---------     --------                    -------      ------
Cash and due from banks                    5,106                                   4,680
All other assets                           1,670                                   1,850
                                      ----------                                --------
Total Assets                            $188,010                                $156,427
                                       =========                                ========
Liabilities and Equity
   NOW and money market accounts         $16,657           93         2.23%      $19,385          149        3.07%
   Savings deposits                        8,307           61         2.94         4,943           37        2.99
   Time deposits                         120,070        1,813         6.04        95,590        1,234        5.16
   Short term borrowings                   2,356           25         4.24         2,919           32        4.39
   Capitalized lease obligation            1,463           46        12.58         1,022           34       13.31
                                       ---------    ---------    ---------     ---------    ---------    --------
Total Interest Bearing Liabilities/
   Total Interest Expense                148,853        2,038         5.48%      123,859        1,486        4.80%
                                                    ---------    ---------                  ---------    --------
Noninterest bearing demand deposits       20,553                                  14,935
All other liabilities                        907                                     652
Stockholders' equity                      17,697                                  16,981
                                      ----------                               ---------
Total Liabilities and Equity            $188,010                                $156,427
                                       =========                               =========
Net Interest Income                                    $1,974                                  $1,471
                                                     ========                               =========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                       4.36%                                  3.93%
                                                                 =========                              =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                                                        Six Months Ended June 30,
                                              -----------------------------------------------------------------------------
                                                             2000                                      1999
                                              -----------------------------------------------------------------------------

                                                                          Average                                   Average
                                                             Interest      Rate                        Interest      Rate
                                                Average      Income/      Earned/         Average      Income/      Earned/
                                                Balance      Expense       Paid           Balance      Expense       Paid
                                              ---------     ---------    ---------       ---------    ----------  ---------
                                                                             (in thousands)
Assets
   Federal funds sold                            $14,047         $420         5.98%      $18,647         $440          4.72%
   Securities                                     14,225          445         6.26        17,545          532          6.06
   Loans                                         150,673        6,938         9.21       109,319        4,719          8.63
                                               ---------    ---------    ---------     ---------   ----------     ---------
Total Earning Assets/
   Total Interest Income                         178,945        7,803         8.72%      145,511        5,691          7.82%
                                               ---------    ---------    ---------     ---------   ----------     ---------
Cash and due from banks                            5,063                                   4,280
All other assets                                   1,722                                   1,911
                                               ---------                               ---------
Total Assets                                    $185,730                                $151,702
                                               =========                               =========
Liabilities and Equity
   NOW and money market accounts                 $16,648          197         2.37%      $19,224          303          3.15%
   Savings deposits                                8,625          129         2.99         4,601           71          3.09
   Time deposits                                 118,898        3,510         5.90        91,864        2,400          5.23
   Short term borrowings                           2,157           45         4.17         2,454           54          4.40
   Capitalized lease obligation                    1,471           90        12.24         1,023           69         13.49
                                               ---------    ---------    ---------     ---------   ----------     ---------
Total Interest Bearing Liabilities/
   Total Interest Expense                        147,799        3,971         5.37%      119,166        2,897          4.86%
                                               ---------    ---------    ---------     ---------   ----------     ---------
Noninterest bearing demand deposits               19,598                                  15,032
All other liabilities                                831                                     561
Stockholders' equity                              17,502                                  16,943
                                               ---------                               ---------
Total Liabilities and Equity                    $185,730                                $151,702
                                               =========                               =========
Net Interest Income                                            $3,832                                  $2,794
                                                            =========                               =========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                               4.28%                                    3.84%
                                                                          ========                                =========



COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

NONINTEREST INCOME

Noninterest income increased by 5%, for the first six months of 2000, when ignoring security gains and nonrecurring items for the first six months of 1999. Credit card merchant fee income increased 27%, or $22,000 for the first six months of 2000. The largest components of noninterest income are service charge fee income and credit card merchant processing fees.

NONINTEREST EXPENSE

Noninterest expense increased over the first half by 28%, to $2.6 million in 2000. This was primarily the result of growth of the Corporation, and the accompanying rise in payroll and other operating expense. Premises and fixed asset expense increased as the Bank implemented a check imaging operations center. The Corporation continues to become more efficient as expense growth has been primarily driven by corresponding revenue and asset growth.

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

The following table shows the maturity and repricing distribution of the Corporation's interest earning assets and interest bearing liabilities as of June 30, 2000. This table displays the interest rate sensitivity gap (interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio. Loans are presented net of unearned income, gross of the allowance, while securities are shown at amortized cost.



                                                           After Three        After One
                                            Within         Months But         Year But           After
                                             Three         Within One          Within            Five
                                             Months          Year            Five Years          Years         Total
                                            ---------     ------------       -------------      ----------    ---------
                                                                            (in thousands)
Interest earning assets:
   Federal funds sold                        $18,400         $ ----              $ ----           $ ----         $18,400
   Securities                                    502          4,607               7,282            2,031          14,422
   Loans                                      81,369          3,547              55,186           16,529         156,631
                                            --------        -------             -------          -------        --------
     Total                                   100,271          8,154              62,468           18,560        $189,453
                                            --------        -------             -------          -------        ========

Interest bearing liabilities:
   NOW and money market
     accounts                                 17,105           ----                ----             ----         $17,105
   Savings deposits                            8,075           ----                ----             ----           8,075
   Jumbo time deposits                        43,130         12,901               8,579             ----          64,610
   Time deposits < $100,000                   29,824          9,533              24,049             ----          63,406
   Short term borrowings                       2,712           ----                ----             ----           2,712
   Capitalized lease obligation
     and ESOP payable                            449             10                 188              817           1,464
                                            --------        -------             -------          -------        --------
     Total                                   101,295         22,444              32,816              817        $157,372
                                            --------        -------             -------          -------        ========


Interest rate sensitivity gap                ($1,024)       (14,290)             29,652           17,743
Cumulative interest rat
   sensitivity gap                                         ($15,314)           $14,338          $32,081
Interest rate sensitivity gap
   ratio                                        0.99           0.36               1.90            22.72
Cumulative interest rate
   sensitivity gap ratio                                       0.88               1.09             1.20


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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

At June 30, 2000, the Corporation is considered somewhat "liability sensitive" according to the preceding table. In a rising rate environment, the Corporation might not be able to increase prices on interest earning assets faster than the increase in rates on interest bearing liabilities.

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

As of March 31, 2000, the most recent and available analysis, the simulation model projects net interest income would decrease by 0.54% of the base net interest income, assuming an instantaneous parallel shift upward in the yield curve by 200 basis points. Conversely, if the yield curve were to decrease by 200 basis points, the model projects net interest income would increase by 0.18% of the base net interest income.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At its Annual Meeting held April 18, 2000, the Corporation's stockholders voted on the election of five directors. Results of the election were as follows:


     Nominee               Votes For                 Votes Withheld
     -------               ---------                 --------------
Joseph Catenacci           2,286,847                       9,180
Raymond M. Contesti        2,236,348                      59,679
Celestina Giles            2,289,347                       6,680
Anthony R. Tersigni        2,250,971                      45,056
David A. Widlak            2,289,347                       6,680


There were no abstentions and broker non-votes. As a result, each of the five directors was elected to a three year term. The terms of office of the following directors (who were not up for election) continued after the Annual Meeting:
Harold W. Allmacher, Salvatore Cottone, Bobby L. Hill, Joseph F. Jeannette, Dean
S. Petitpren, Carole Schwartz, and Andrew Tassopoulos.

The Corporation's stockholders also voted at the Annual Meeting on a proposal to adopt the 2000 Employee Stock Option Plan (the Plan). Results of the voting were as follows:

     Votes For             1,963,440
     Votes Against           302,058
     Abstentions              30,529
     Broker Non-Votes              0

As a result, the Plan was adopted effective April 18, 2000.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

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

               11   Computation of Per Share Earnings

               27   Financial Data Schedule

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2000.


                       COMMUNITY CENTRAL BANK CORPORATION





                       By:  S/ DAVID A. WIDLAK
                            ------------------
                       David A. Widlak;
                       Chairman of the Board and Acting Chief Executive Officer (Principal Executive Officer)





                       By:  S/ HAROLD W. ALLMACHER
                            ----------------------
                       Harold W. Allmacher;
                       President and Chief Operating Officer





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