Form 10QSB
period 2000-09-30
COMMUNITY CENTRAL BANK CORP
filed 2000-11-13
CIK 1014133

                                                                       CONFORMED



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended                   September 30, 2000
                                                 ------------------

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

                             Yes   X           No
                                 -----           -----



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                          Outstanding at November 9, 2000
                  -----                          -------------------------------
     Common Stock, $5 stated value                       2,661,922 Shares



Transitional Small Business Disclosure Format:

                               Yes         No  X
                                  -----      -----

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Community Central Bank Corporation (the "Corporation") include the consolidation of its subsidiary; Community Central Bank (the "Bank").

Following are the Corporation's Consolidated Balance Sheet as of September 30, 2000 and 1999, and December 31, 1999, and Consolidated Statements of Operations, Comprehensive Income, and Cash Flow for the quarter and nine month periods ended September 30, 2000 and 1999. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED BALANCE SHEET
(Unaudited)


                                                     September 30,         December 31,          September 30,
                                                        2000                  1999                   1999
                                                     -------------         ------------          -------------
Assets                                                       (in thousands, except fair value data)
Cash and due from banks                               $   5,730             $   5,692             $   4,424
Federal funds sold                                       24,300                20,700                21,650
                                                      ---------             ---------             ---------
   Cash and Cash Equivalents                             30,030                26,392                26,074
                                                      ---------             ---------             ---------

Securities available for sale, at fair value             12,669                 9,546                10,879
Investment securities, at amortized cost                  4,223                 4,638                 4,862
   (Fair value of $4.2 million at 9-30-2000,
     $4.6 million at 12-31-1999, and
     $4.8 million at 9-30-1999)

Loans
   Residential mortgage loans                            28,964                29,920                30,555
   Commercial loans                                     124,328               105,574                95,751
   Installment loans                                      6,015                 5,818                 5,623
                                                      ---------             ---------             ---------
   Total Loans                                          159,307               141,312               131,929
Allowance for credit losses                              (2,338)               (1,927)               (1,583)
                                                      ---------             ---------             ---------
   Net Loans                                            156,969               139,385               130,346
                                                      ---------             ---------             ---------

Net property and equipment                                1,789                 1,893                 1,819
Accrued interest receivable                               1,113                   843                   899
Other assets                                              1,200                 1,027                   856
                                                      ---------             ---------             ---------
   Total Assets                                       $ 207,993             $ 183,724             $ 175,735
                                                      =========             =========             =========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED BALANCE SHEET
(Unaudited)


                                                                              September 30,     December 31,  September 30,
                                                                                  2000             1999           1999
                                                                              -------------     ------------  -------------
Liabilities                                                                       (in thousands, except share data)
Deposits
   Noninterest bearing demand deposits                                          $  20,270       $  16,540       $  17,081
   NOW and money market accounts                                                   18,563          21,366          19,372
   Savings deposits                                                                 7,782           8,803           6,521
   Time deposits                                                                  135,588         116,137         111,242
                                                                                ---------       ---------       ---------
   Total deposits                                                                 182,203         162,846         154,216
                                                                                ---------       ---------       ---------

Short term borrowings                                                               5,086           1,605           2,518
Accrued interest payable                                                              685             442             454
Other liabilities                                                                     238             306             109
Capitalized lease obligation                                                        1,016           1,025           1,028
ESOP note payable                                                                     433             471             483
                                                                                ---------       ---------       ---------
   Total Liabilities                                                              189,661         166,695         158,808
                                                                                ---------       ---------       ---------
Stockholders' Equity
   Common stock -- $5 stated value; 9,000,000 shares authorized; 2,661,922 shares issued and outstanding at 9-30-2000, 2,420,024 shares
     outstanding at 12-31-1999 and 9-30-1999                                       13,310          12,100          12,100
   Additional paid-in capital                                                       5,016           6,226           6,226
   Accumulated surplus                                                                527            (683)           (820)
Unearned employee benefit                                                            (433)           (470)           (483)
   Accumulated other comprehensive income                                             (88)           (144)            (96)
                                                                                ---------       ---------       ---------
   Total Stockholders' Equity                                                      18,332          17,029          16,927
                                                                                ---------       ---------       ---------
Total Liabilities and Stockholders' Equity                                      $ 207,993       $ 183,724       $ 175,735
                                                                                =========       =========       =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                                  2000             1999             2000             1999
                                                  -----            -----            -----            -----
                                                           (in thousands, except per share data)
Interest Income
   Loans (including fees)                        $ 3,750          $ 2,749          $10,688          $ 7,468
   Securities                                        248              248              693              780
   Federal funds sold                                402              271              822              711
                                                 -------          -------          -------          -------
   Total Interest Income                           4,400            3,268           12,203            8,959
                                                 -------          -------          -------          -------
Interest Expense
   Deposits                                        2,308            1,583            6,144            4,357
   Short term borrowings                              43               28               88               82
   Capitalized lease obligation                       45               48              135              117
                                                 -------          -------          -------          -------
   Total Interest Expense                          2,396            1,659            6,367            4,556
                                                 -------          -------          -------          -------
   Net Interest Income                             2,004            1,609            5,836            4,403
Provision for credit losses                          195              171              495              351
                                                 -------          -------          -------          -------
   Net Interest Income after Provision             1,809            1,438            5,341            4,052
                                                 -------          -------          -------          -------
Noninterest Income
   Deposit service charges                            61               73              188              196
   Net realized security gain                         --               --               --               11
   Other income                                       98               83              232              217
                                                 -------          -------          -------          -------
   Total Noninterest Income                          159              156              420              424
                                                 -------          -------          -------          -------
Noninterest Expense
   Salaries, benefits, and payroll taxes             497              439            1,536            1,300
   Premises and fixed asset expense                  164              141              504              422
   Other operating expense                           640              554            1,847            1,430
                                                 -------          -------          -------          -------
Total Noninterest Expense                          1,301            1,134            3,887            3,152
                                                 -------          -------          -------          -------
   Income Before Taxes and Cumulative
     Effect of Change in Accounting Principle        667              460            1,874            1,324
Provision for income taxes                           235              170              664              478
                                                 -------          -------          -------          -------
   Income Before Cumulative Effect of Change
     in Accounting Principle                         432              290            1,210              846
Cumulative effect of change in accounting
     principle                                        --               --               --              (57)
                                                 -------          -------          -------          -------
   Net Income                                    $   432          $   290          $ 1,210          $   789
                                                 =======          =======          =======          =======

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


Per share data:
   Basic earnings before cumulative effect of
     change in accounting principle                    $   0.17        $   0.11        $   0.46        $   0.32
   Basic earnings                                      $   0.17        $   0.11        $   0.46        $   0.30

   Diluted earnings before cumulative effect of
     change in accounting principle                    $   0.17        $   0.11        $   0.46        $   0.32
   Diluted earnings                                    $   0.17        $   0.11        $   0.46        $   0.30
                                                       ========        ========        ========        ========
   Cash Dividends                                      $     --        $     --        $     --        $     --
                                                       ========        ========        ========        ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)


                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                   September 30,
                                                    2000             1999            2000            1999
                                                    ----             ----            ----            ----
                                                                       (in thousands)
Net Income as Reported                             $  432          $  290           $1,210          $  789

Other Comprehensive Income, Net of Tax
   Change in unrealized gain on securities
     available for sale                                44             (31)              56            (152)
   Reclassification of previously reported gain
     included in current year income                   --              --               --              (7)
                                                   ------          ------           ------          ------
Comprehensive Income                               $  476          $  259           $1,266          $  630
                                                   ======          ======           ======          ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



CONSOLIDATED STATEMENT OF CASH FLOW


(Unaudited)                                                                  Nine Months Ended September 30,
                                                                             2000                      1999
                                                                           --------                  --------
                                                                                     (in thousands)
Operating Activities
   Net income                                                              $  1,210                  $    789
   Adjustments to reconcile net income to net cash flow
     from operating activities:
    Net accretion of security discount                                           (6)                        6
    Net gain on calls of securities                                              --                       (11)
    Provision for credit losses                                                 495                       351
    Depreciation expense                                                        245                       238
    Deferred income tax                                                        (137)                      102
    ESOP compensation expense                                                    37                        --
    Increase in accrued interest receivable                                    (270)                     (244)
    Increase (Decrease) in other assets                                         (67)                       55
    Increase in accrued interest payable                                        243                       174
    Increase in other liabilities                                                36                        16
                                                                           --------                  --------
   Net Cash Provided by Operating Activities                                  1,786                     1,476

Investing Activities
   Purchases of securities available for sale                                (4,942)                   (3,984)
Maturities, calls, and prepayments of securities available for sale           1,909                     2,618
   Maturities, calls, and prepayments of investment securities                   --                     4,597
   Purchases of investment securites                                            418                      (165)
   Increase in loans                                                        (18,079)                  (29,623)
   Purchases of property and equipment                                         (141)                     (318)
                                                                           --------                  --------
   Net Cash Used in Investing Activities                                    (20,835)                  (26,875)

Financing Activities
   Increase in demand and savings deposits                                      (94)                    8,235
Increase in time deposits                                                    19,451                    18,829
Increase (Decrease) in short term borrowings                                  3,481                      (973)
Repayment of capitalized lease obligation                                      (113)                     (112)
   Payment of ESOP debt                                                         (37)                       --
   Fractional shares paid on stock dividend                                      (1)                       (1)
   Stock option exercise                                                         --                        33
                                                                           --------                  --------
   Net Cash Provided by Financing Activities                                 22,687                    26,011
                                                                           --------                  --------
Increase in Cash and Cash Equivalents                                         3,638                       612
Cash and Cash Equivalents at the Beginning
   of the Year                                                               26,392                    25,462
                                                                           --------                  --------
Cash and Cash Equivalents at the End
   of the Period                                                           $ 30,030                  $ 26,074
                                                                           ========                  ========

Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                           $  6,020                  $  4,278
   Federal Taxes Paid                                                           801                       345
                                                                           ========                  ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiary, Community Central Bank, at September 30, 2000, December 31, 1999, and September 30, 1999 and the results of operations for the quarter and nine months ended September 30, 2000 and 1999. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



ASSETS

The Corporation's total assets have increased by $24.3 million, to $208.0 million at September 30, 2000, compared with $183.7 million at December 31, 1999.

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


                                           September 30, 2000       December 31, 1999      September 30, 1999
                                           ------------------       -----------------      ------------------
                                           Amortized     Fair       Amortized    Fair      Amortized     Fair
                                             Cost       Value         Cost      Value         Cost      Value
                                           ---------    -----       ---------   -----      ---------    -----
                                                                      (in thousands)
Securities Available for Sale
   United States Government agencies        $ 9,716    $ 9,660      $ 6,381    $ 6,280      $ 7,382  $ 7,326
   Mortgage backed securities                 2,978      2,902        3,383      3,265        3,576    3,487
   Collateralized mortgage obligations           --         --            1          1           66       66
   Tax-exempt municipals                        106        107           --         --           --       --
                                            -------    -------      -------    -------      -------  -------
       Total Securities Available for Sale   12,800     12,669        9,765      9,546       11,024   10,879
                                            -------    -------      -------    -------      -------  -------

Investment Securities
   United States Treasury                        --         --           --         --           --       --
   United States Government agencies          2,000      1,998        2,001      1,992        2,001    2,001
   Mortgage backed securities                 1,625      1,603        1,758      1,721        1,790    1,766
   Collateralized mortgage obligations          152        151          433        431          625      626
   Other Securities                             446        446          446        446          446      446
                                            -------    -------      -------    -------      -------  -------
       Total Investment Securities            4,223      4,198        4,638      4,590        4,862    4,839
                                            -------    -------      -------    -------      -------  -------

       Total Securities                     $17,023    $16,867      $14,403    $14,136      $15,886  $15,718
                                            =======    =======      =======    =======      =======  =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



Total loans increased by $18.0 million during the nine months ended September 30, 2000, as the Corporation continued building its loan base. Commercial loans grew by $18.7 million, while installment loans increased $200,000, and residential mortgage loans decreased $900,000.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Additionally, the Corporation had approximately $25.2 million in outstanding loans at September 30, 2000, to commercial borrowers in the real estate rental and property management industries.

The following table shows an analysis of the allowance for credit losses:


                                                             Nine Months Ended September 30,
                                                                2000                 1999
                                                              -------               -------
                                                                     (in thousands)
Allowance for credit losses at
   beginning of period                                        $ 1,927               $ 1,330

Provision charged to expense                                      495                   351
Loans charged off (net)                                           (84)                  (98)
                                                              -------               -------
Allowance for credit losses at end of period                  $ 2,338               $ 1,583
                                                              =======               =======
Allowance for credit losses as a percentage
   of loans at period end                                        1.47%                 1.20%


Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. At September 30, 2000, there was $600,000 of loans placed in nonaccrual status. Commercial loans and lease financing receivables are to be reported as being in nonaccrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may stay on accrual status. However, if the loan is not brought current before 120 days past due, the loan should be reported as nonaccrual. Any exceptions to automatic nonaccrual status at 90 days must be approved in writing by the Loan Committee, Credit Administration Officer, and the Chief Financial Officer. A nonaccrual asset may be restored to an accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, and in the process of collection.

The Corporation considers a loan impaired when it is probable that all interest and principal will not be collected in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgages and consumer loans) are considered impaired.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


A summary of nonperforming assets is as follows:


                                                           September 30,      September 30,
                                                              2000               1999
                                                             ------              -----
                                                                   (in thousands)
Impaired loans:
   Nonaccrual                                                 $600               $  --
                                                              ----               -----
Total impaired loans                                           600                  --
Other real estate                                               --                  --
                                                              ----               -----
Total nonperforming assets                                    $600               $  --
                                                              ====               =====
Impaired loans as a percentage of
   total loans                                                0.38%              0.00%
                                                              ====               =====
Total nonperforming assets as a percentage
   of total assets                                            0.29%              0.00%
                                                              ====               =====


A summary of total loans past due 90-days and still accruing interest is as follows:


                                                            September 30,           September 30,
                                                                2000                    1999
                                                                ----                    ----
                                                                       (in thousands)
Commercial                                                      $ --                   $   --
Residential real estate                                           79                       --
Installment                                                       41                       --
                                                                ----                   ------
     Total loans past due 90 days or more
       and still accruing interest                              $120                   $   --
                                                                ====                   ======


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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



LIABILITIES

During the nine months ended September 30, 2000, total deposits increased by $19.4 million, to $182.2 million.

Short term borrowings at September 30 consist of securities sold with an agreement to repurchase them the following day. Following are details of short term borrowings for the dates indicated:


                                                             September 30,      September 30,
                                                                 2000               1999
                                                             -------------      ------------
                                                             (in thousands, except percentages)
         Amount outstanding at end of period                    $5,086              $2,518
         Weighted average interest rate on ending balance         3.92%               4.10%


         Maximum amount outstanding at any month end
           during the period                                    $5,086              $3,195


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


                                                   September 30,   December 31,    September 30,   Minimum
                                                       2000            1999           1999        Requirement
                                                     --------      ----------      --------       ----------
Tier I capital to risk-weighted assets                11.45%          12.30%         13.09%           4%
Total capital to risk-weighted assets                 12.71%          13.55%         14.31%           8%
Primary capital to assets                              9.79%          10.10%         10.48%         5.5%
Total capital to assets                                9.79%          10.10%         10.48%           6%
Tier I capital to quarterly average assets (leverage)  9.01%           9.46%         10.15%           4%



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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



The following table shows the changes in stockholders' equity for the nine months ended September 30, 2000:


                                          Additional                       Unearned    Accumulated Other
                             Common        Paid-In        Accumulated      Employee     Comprehensive        Total
                              Stock        Capital          Deficit        Benefits     Income (Loss)       Equity
                            ---------    -----------        --------      ----------   ----------------    ---------
Balance December 31, 1999    $12,100        $ 6,226         ($  683)        ($  470)        ($  144)        $17,029

Stock dividend                 1,210         (1,210)             --              --              --              --
Net income                        --             --           1,210              --              --           1,210
Release of ESOP shares            --             --              --              37              --              37
Other comprehensive income        --             --              --              --              56              56
                             -------        -------         -------         -------         -------         -------
Balance September 30, 2000   $13,310        $ 5,016         $   527         ($  433)        ($   88)        $18,332
                             =======        =======         =======         =======         =======         =======

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


                                                         Three Months Ended                  Nine Months Ended
                                                    September 30, 2000 vs. 1999          September 30, 2000 vs. 1999
                                                  --------------------------------     -------------------------------
                                                                Increase (Decrease)               Increase (Decrease)
                                                                 Due to Changes In                 Due to Changes In
                                                               -------------------               ---------------------
                                                    Total       Volume      Rate        Total      Volume        Rate
                                                               and Both                           and Both
                                                  ---------    --------    -------     -------    ---------    -------
                                                                             (in thousands)
Earning Assets - Interest Income
   Federal funds sold                              $   131     $    56     $    75     $   111     ($   90)    $   201
   Securities                                           --          (5)          5         (87)       (110)         23
   Loans                                             1,001         793         208       3,220       2,699         521
                                                   -------     -------     -------     -------     -------     -------

     Total                                           1,132         844         288       3,244       2,499         745
                                                   -------     -------     -------     -------     -------     -------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                       (66)        (16)        (50)       (159)        (47)       (112)
   Savings deposits                                     15          15          --          75          75          --
   Time deposits                                       776         477         299       1,871       1,275         596
   Short term borrowings                                15          15          --           6           8          (2)
   Long term debt                                       (3)         (2)         (1)         18          20          (2)
                                                   -------     -------     -------     -------     -------     -------

     Total                                             737         489         248       1,811       1,331         480
                                                   -------     -------     -------     -------     -------     -------
Net Interest Income                                $   395                             $ 1,433
                                                   =======                             =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


For the nine months ended September 30, 2000, net interest income increased by 33%, or $1.4 million over the nine months ended September 30, 1999. This was due to managements efforts to focus on variable rate loan products to better match the deposit funding base. Increases in volume also enhanced net interest income. The large percentage increase in both interest earning assets and interest bearing liabilities was a function of the Corporation's significant growth during 2000. The net interest margin improved in the quarter to 4.06%, compared with 4.00% for the third quarter of 1999. Net interest margin was improved by continued emphasis on loan and deposit pricing, coupled with demand deposit growth.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and nine month periods ended September 30, 2000 and 1999. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.


                                                              Three Months Ended September 30,
                                      -----------------------------------       -----------------------------------
                                                     2000                                      1999
                                      ---------    ---------    ---------       ---------    ---------    ---------
                                                                  Average                                   Average
                                                    Interest       Rate                       Interest       Rate
                                        Average     Income/       Earned/         Average     Income/       Earned/
                                        Balance     Expense        Paid           Balance     Expense        Paid
                                      ---------    ---------     --------       ---------    ---------    ---------
                                                                     (in thousands)
Assets
   Federal funds sold                 $  24,311    $      402         6.61%     $  20,915    $     271         5.18%
   Securities                            15,713           248         6.31         16,032          248         6.19
   Loans                                157,369         3,750         9.53        124,093        2,749         8.86
                                      ----------   ----------    ---------      ---------    ---------    ---------
Total Earning Assets/
   Total Interest Income                 197,393        4,400         8.92        161,040        3,268         8.12%
                                                   ----------    ---------                   ---------    ---------
Cash and due from banks                    5,516                                    4,889
All other assets                           1,550                                    1,745
                                      ----------                                ---------
Total Assets                          $  204,459                                $ 167,674
                                      ==========                                =========
Liabilities and Equity
   NOW and money market accounts      $   18,621          108         2.32%     $  21,459          174         3.24%
   Savings deposits                        8,084           60         2.97          6,070           45         2.97
   Time deposits                         132,107        2,140         6.48        102,634        1,364         5.32
   Short term borrowings                   4,074           43         4.22          2,684           28         4.17
   Capitalized lease obligation            1,448           45        12.43          1,512           48        12.70
                                      ----------   ----------    ---------      ---------    ---------    ---------
Total Interest Bearing Liabilities/
   Total Interest Expense                164,334        2,396         5.83%       134,359        1,659         4.93%
                                                   ----------    ---------                   ---------    ---------
Noninterest bearing demand deposits       21,075                                   15,826
All other liabilities                        900                                      564
Stockholders' equity                      18,150                                   16,925
                                      ----------                                ---------
Total Liabilities and Equity          $  204,459                                $ 167,674
                                      ==========                                =========
Net Interest Income                                $    2,004                                $   1,609
                                                   ==========                                =========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                       4.06%                                    4.00%
                                                                 =========                                =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                                              Nine Months Ended September 30,
                                      -----------------------------------       -----------------------------------
                                                     2000                                      1999
                                      ---------    ---------    ---------       ---------    ---------    ---------
                                                                  Average                                  Average
                                                    Interest       Rate                        Interest     Rate
                                        Average     Income/       Earned/         Average      Income/     Earned/
                                        Balance     Expense        Paid           Balance      Expense      Paid
                                      ---------    ---------     --------       ---------    ---------    ---------
                                                                     (in thousands)
Assets
   Federal funds sold                 $  17,493    $     822         6.27%      $  19,411    $     711        4.88%
   Securities                            14,725          693         6.28          17,064          780        6.09
   Loans                                152,921       10,688         9.32         114,298        7,468        8.71
                                      ---------    ---------     --------       ---------    ---------    --------
Total Earning Assets/
   Total Interest Income                185,139       12,203         8.79%        150,773        8,959        7.92%
                                                   ---------     --------                    ---------    --------
Cash and due from banks                   5,215                                     4,486
All other assets                          1,665                                     1,826
                                      ---------                                 ---------
Total Assets                          $ 192,019                                 $ 157,085
                                      =========                                 =========
Liabilities and Equity
   NOW and money market accounts      $  17,311          305         2.35%      $  19,977          464        3.10%
   Savings deposits                       8,443          190         3.00           5,096          115        3.01
   Time deposits                        123,334        5,649         6.11          95,493        3,778        5.27
   Short term borrowings                  2,801           88         4.19           2,532           82        4.32
   Capitalized lease obligation           1,463          135        12.30           1,245          117       12.53
                                      ---------    ---------     --------       ---------    ---------    --------
Total Interest Bearing Liabilities/
   Total Interest Expense               153,352        6,367         5.54%        124,343        4,556        4.89%
                                                   ---------     --------                    ---------    --------
Noninterest bearing demand deposits      20,034                                    15,299
All other liabilities                       914                                       506
Stockholders' equity                     17,719                                    16,937
                                      ---------                                 ---------
Total Liabilities and Equity          $ 192,019                                 $ 157,085
                                      =========                                 =========
Net Interest Income                                $   5,836                                 $   4,403
                                                   =========                                 =========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                      4.20%                                    3.89%
                                                                 ========                                 ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



NONINTEREST INCOME

Noninterest income increased by 2%, for the first nine months of 2000, when ignoring security gains and nonrecurring items for the first six months of 1999. Credit card merchant fee income increased 23%, or $33,000 for the first nine months of 2000. The largest components of noninterest income are service charge fee income and credit card merchant processing fees.

NONINTEREST EXPENSE

Noninterest expense increased for the first nine months by 23%, to $3.9 million in 2000. This was primarily the result of growth of the Corporation, and the accompanying rise in payroll and other operating expense. Premises and fixed asset expense increased as the Bank implemented a check imaging operations center. The Corporation continues to become more efficient as expense growth has been primarily driven by corresponding revenue and asset growth.

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


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. For the Corporation, the major sources of liquidity have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by a $5.0 million unsecured federal funds borrowing facilities, and a $20.0 million secured line of credit with the Federal Home Loan Bank of Indianapolis ("FHLB"). The Corporation's large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit.

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

The following table shows the maturity and repricing distribution of the Corporation's interest earning assets and interest bearing liabilities as of September 30, 2000. This table displays the interest rate sensitivity gap (interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio. Loans are presented net of unearned income, gross of the allowance, while securities are shown at amortized cost. Non-maturing deposits have assumptions as to repricing standards.


                                                            After Three     After One
                                              Within        Months But      Year But          After
                                               Three        Within One       Within           Five
                                              Months           Year         Five Years        Years           Total
                                             --------      ------------    ------------    ----------       ---------
                                                                          (in thousands)
Interest earning assets:
   Federal funds sold                        $ 24,300        $     --        $     --        $     --        $ 24,300
   Securities                                   4,001           1,049          10,482           1,491          17,023
   Loans                                       87,978           5,194          55,978          10,157         159,307
                                             --------        --------        --------        --------        --------
     Total                                    116,279           6,243          66,460          11,648        $200,630
                                             --------        --------        --------        --------        ========

Interest bearing liabilities:
   NOW and money market
     accounts                                   2,097           6,342          10,124              --        $ 18,563
   Savings deposits                               623           1,946           5,213              --           7,782
   Jumbo time deposits                         43,422          23,643           8,040              --          75,105
   Time deposits < $100,000                    24,426          12,630          23,427              --          60,483
   Short term borrowings                        5,086              --              --              --           5,086
   Capitalized lease obligation
     and ESOP payable                             436              13             198             802           1,449
                                             --------        --------        --------        --------        --------
     Total                                     76,090          44,574          47,002             802        $168,468
                                             --------        --------        --------        --------        ========


Interest rate sensitivity gap                $ 40,189         (38,331)         19,458          10,846
Cumulative interest rate
   sensitivity gap                                           $  1,858        $ 21,316        $ 32,162
Interest rate sensitivity gap
   ratio                                         1.53            0.14            1.41           14.52
Cumulative interest rate
   sensitivity gap ratio                                         1.02            1.13            1.19


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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



At September 30, 2000, the Corporation is considered somewhat "asset sensitive" according to the preceding table. In a downward rate environment, the Corporation might not be able to decrease prices on interest bearing liabilities faster than the decrease in rates on interest bearing assets.

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

As of June 30, 2000, the most recent and available analysis, the simulation model projects net interest income would increase by 4.6% of the base net interest income, assuming an instantaneous parallel shift upward in the yield curve by 200 basis points. Conversely, if the yield curve were to decrease by 200 basis points, the model projects net interest income would decrease by 4.9% of the base net interest income.

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

              27           Financial Data Schedule

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2000.


                               COMMUNITY CENTRAL BANK CORPORATION





                               By:  S/ HAROLD W. ALLMACHER
                                  ----------------------------------------------
                               Harold W. Allmacher;
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)




                               By:  S/ RAY T. COLONIUS
                                  ----------------------------------------------
                               Ray T. Colonius;
                               Treasurer
                               (Principal Financial and Accounting Officer)

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