Form 10KSB40
period 2000-12-31
COMMUNITY CENTRAL BANK CORP
filed 2001-03-29
CIK 1014133

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

For the fiscal year ended December 31, 2000        Commission File No. 333-04113

                       COMMUNITY CENTRAL BANK CORPORATION
                 (Name of small business issuer in its charter)

                   Michigan                                              38-3291744
(State or other jurisdiction of incorporation or organization)   (IRS Employer Identification No.)


             100 N. Main Street, Mount Clemens, Michigan 48043-5605
             ------------------------------------------------------
              (Address of principal executive offices and zip code)

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

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenue for its most recent fiscal year was $17,244,000

         As of March 22, 2001, 2,661,922 shares of Common Stock of the issuer were outstanding. The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $12.3 million as of March 22, 2001; based on the average of the bid and asked prices ($6.06) on that date. (For purposes of this calculation, 635,000 shares owned by the members of the Corporation's Board of Directors and Executive Officers have been excluded.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part II Part of Stockholder Report of the issuer for the year ended December 31, 2000.

         Part III Part of the Proxy Statement of the issuer for its April 17, 2001 Annual Meeting.


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

EMPLOYEES

         As of December 31, 2000, the Corporation and the Bank employed 43 persons (full time equivalent).

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)



INVESTMENTS

         The principal investment of the Corporation is its investment in the common stock of the Bank. Funds retained by the Corporation are generally invested in interest bearing accounts with the Bank. From time to time funds may be invested in various debt instruments. Such instruments include (but are not limited to) obligations of or guaranteed by the United States, general obligations of a state or political subdivision or agency thereof, bankers' acceptances or certificates of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally-recognized investment rating service. The Corporation is permitted to make limited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities. These activities may include mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate and owning and operating real estate used substantially by the Bank or acquired for its future use. The Corporation has no present plans to make any such equity investments.

         The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, the Bank is prohibited from investing in equity securities. Under one such exception, in certain circumstances (and with the prior approval of the FDIC) the Bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in certain real estate related activities. The Bank has no present plans to make such an investment. Real estate acquired by the Bank in satisfaction of or foreclosure upon loans may be held by the Bank, subject to approval by the Bank's Board of Directors, for a period not exceeding 60 months after the date of acquisition, or such longer period as the Division of Financial Instititions of the State of Michigan's Department of Consumer and Industry Services may approve. The Bank is also permitted to invest an aggregate amount not in excess of two-thirds of the capital and surplus of the Bank in such real estate as is necessary for the convenient transaction of its business. The Bank has no present plans to make any such investment. The Board of Directors of the Corporation or the Bank may alter their investment policies without shareholder approval.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)



LEGAL LENDING LIMIT

         Pursuant to state regulations, the Bank is limited in the amount that it may lend to a single borrower. As of December 31, 2000, the legal lending limit was approximately $2.6 million; however, that limit can be expanded (for individual loans) to approximately $4.3 million with 2/3 approval of the Board of Directors.

RETURN ON EQUITY AND ASSETS

         The following table contains selected ratios:

                                                            Year ended December 31,
                                                     2000              1999             1998
                                                     -----             -----            -----

         Return on average total assets               0.73%             0.57%            0.96%
         Return on average equity                     7.93%             5.45%           10.40%
         Dividend payout ratio                           NA               NA               NA
         Average equity to average assets             9.15%            10.40%            9.22%


ADDITIONAL STATISTICAL DATA

         The additional consolidated statistical information shown under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 31 to 37 of the Stockholder Report of the Corporation for the year ended December 31, 2000 included in Exhibit 13 to this Report (the "Stockholder Report") is incorporated here by reference.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Bank leases a renovated office in the downtown business district of Mount Clemens. The executive offices of the Corporation are located in the same building. The building lease runs through 2011. The Bank also leases a suite adjacent to the executive offices and a facility in Port Huron, both of which serve as loan production centers. The leases run through 2005 and 2004, respectively.


ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Corporation and the Bank may be involved in various legal proceedings that are incidental to their business. In the opinion of management, neither the Corporation nor the Bank is a party to any current legal proceedings that are material to the financial condition of the Corporation or the Bank, either individually or in the aggregate.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information shown under the caption "Stock Information" on page 39 of the Stockholder Report is incorporated here by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The information shown under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 31 to 37 of the Stockholder Report is incorporated here by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The information presented under the captions "Consolidated Balance Sheet," "Consolidated Statement of Operations," "Consolidated Statement of Comprehensive Income," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flow," and "Notes to Consolidated Financial Statements," on pages 1 through 30 of the Stockholder Report, as well as the Independent Auditor's Report of Plante & Moran, LLP, dated January 26, 2001, included in the Stockholder Report, are incorporated here by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information listed under the caption "Information about Directors and Nominees as Directors" in the Proxy Statement of the Corporation for its Annual Meeting of Stockholders to be held on April 17, 2001 included as Exhibit 20 to this Report (the "Proxy Statement") is incorporated here by reference.

EXECUTIVE OFFICERS

         The following is a list of the executive officers of the Corporation, together with their ages and their positions at December 31, 2000. Executive officers of the Corporation are elected annually by the Corporation's Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

         Name and Position                  Position Held Since          Age
         -----------------                  -------------------          ---
     Harold W. Allmacher
       Chairman of the Board and                1996 - present           61
       Chief Executive Officer

     David A. Widlak
       Vice-Chairman                            2000 - present           52

     Raymond M. Contesti
       President                                2000 - present           65

     Dean S. Petitpren
       Vice President                           2000 - present           58

     Ray T. Colonius
       Corporate Treasurer                      1999 - present           43


         Effective October 31, 2000, the following executive officers of the Corporation were named: Harold W. Allmacher, Chairman of the Board and Chief Executive Officer, David A. Widlak, Vice Chairman of the Board, Raymond M. Contesti, President and Dean S. Petitpren, Vice President.

         Additionally, effective October 31, 2000, the following executive officers of the Bank were named: David A. Widlak, Chairman of the Board, Harold
W. Allmacher, Vice Chairman, Ronald R. Reed, President and Chief Executive Officer.

         Harold W. Allmacher held similar positions with Old Kent Bank -
Macomb for substantially all of the two year period prior to the inception of the Corporation and the Bank. David A. Widlak previously held the position of President and Chief Executive Officer with Central Holding Company. Raymond M. Contesti and Dean S. Petitpren have been Directors of the Corporation and the Bank since inception. Dr. Contesti has been Superintendent of Clintondale Community Schools from 1983 to present. Mr. Petitpren has been President of Petitpren, Inc. a wholesaler beer distributor located in Macomb County from 1961 to present. Ronald Reed joined Community Central Bank in September 2000. He was elected President and Chief Executive Officer of the Bank on October 31, 2000. He served as Vice President of business development at First International Bank from October 1999 to September 2000. He headed Midwest Business Strategies, Inc. from May 1998 to October 1999. Prior to that he served with Michigan National Bank from March 1970 to May 1998 most recently as an area director for small business banking.

ITEM 10.  EXECUTIVE COMPENSATION

         The information detailed in the last three paragraphs under the caption "Board of Directors Meetings and Committees," and under the captions "Summary Compensation Table," "Options Granted in 2000" and "Aggregated Stock Option Exercises in 2000 and Year End Option Values" in the Proxy Statement is incorporated here by reference.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
         The exhibits to this report on Form 10-KSB are listed below.

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

         10.1 1996 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996 (management contract or compensentory plan)

         10.2 1996 Stock Option Plan for Nonemployee Directors is incorporated by reference to exhibit 10.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996 (management contract or compensentory plan)

         10.3 Lease Agreement between the Corporation and T.A.P. Properties, LLC, dated May 16, 1996, is incorporated by reference to exhibit 10.3 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

         10.4 Vicant Office Building Lease Agreement dated April 1, 1997, between Gebran S. Anton, Jr. and the Bank is incorporated by reference to exhibit 10.5 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-58475) which became effective August 25, 1998

         10.5 1999 Stock Option Plan for Directors is incorporated by reference to exhibit 10.5 of the Corporation's Annual Report to the SEC on Form 10-KSB for the year ending December 31, 1999 (Commission File No. 333-04113) (management contract or compensentory plan)

         10.6 2000 Employee Stock Option Plan (management contract or compensentory plan)

         11        Computation of Per Share Earnings

         13 Proxy Statement and 2000 Annual Report of Condition. Except for the portions of the Proxy Statement and 2000 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Proxy Statement and 2000 Annual Report of the Corporation shall not be deemed filed as a part hereof

         20 Proxy Statement of the Corporation for its April 17, 2001 Annual Meeting is included as part of the Proxy Statement and 2000 Annual Report of the Corporation that are set forth as
                   Exhibit 13 to this Annual Report on Form 10-KSB. Except for the portions of the Proxy Statement and 2000 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Proxy Statement and 2000 Annual Report of the Corporation shall not be deemed filed as a part hereof

         21        Subsidiaries of the Issuer is incorporated by reference to exhibit 21 of the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 333-04113)

         23        Consent of Independent Auditor

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)



(b)  Reports on Form 8-K

         The Corporation has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)




                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2001:


                                    COMMUNITY CENTRAL BANK CORPORATION


                                    /S/ HAROLD W. ALLMACHER
                                    --------------------------------
                                    Harold W. Allmacher; Chairman and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                    /S/ RAY T. COLONIUS
                                    --------------------------------
                                    Ray T. Colonius, Treasurer
                                    (Principal Financial and Accounting officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 27, 2001:


/S/ HAROLD W. ALLMACHER                              /S/ JOSEPH F. JEANNETTE

----------------------------------                   --------------------------------
Harold W. Allmacher; Chairman of the Board           Joseph F. Jeannette; Director
  and Chief Executive Officer, and Director

/S/ GEBRAN S. ANTON                                  /S/ DEAN S. PETITPREN

----------------------------------                   --------------------------------
Gebran S. Anton; Director                            Dean S. Petitpren; Vice President and Director

/S/ JOSEPH CATENACCI                                 /S/ RONALD R. REED

----------------------------------                   --------------------------------
Joseph Catenacci; Director                           Ronald R. Reed; Director

/S/ RAYMOND M. CONTESTI                              /S/ MICHAEL D. SCHWARTZ

----------------------------------                   --------------------------------
Raymond M. Contesti; President and Director          Michael D. Schwartz; Director

/S/ SALVATORE COTTONE                                /S/ ANTHONY R. TERSIGNI

----------------------------------                   --------------------------------
Salvatore Cottone; Director                          Anthony R. Tersigni; Director

/S/ CELESTINA GILES                                  /S/ DAVID A. WIDLAK

----------------------------------                   --------------------------------
Celestina Giles; Director                            David A. Widlak; Vice Chairman and Director

/S/ BOBBY L. HILL

----------------------------------
Bobby L. Hill; Director

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)





                                  EXHIBIT INDEX

EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
--------------                        -------------------

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

         10.1 1996 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996 (management contract or compensentory plan)

         10.2 1996 Stock Option Plan for Nonemployee Directors is incorporated by reference to exhibit 10.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996 (management contract or compensentory plan)

         10.3 Lease Agreement between the Corporation and T.A.P. Properties, LLC, dated May 16, 1996, is incorporated by reference to exhibit 10.3 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

         10.4 Vicant Office Building Lease Agreement dated April 1, 1997, between Gebran S. Anton, Jr. and the Bank is incorporated by reference to exhibit 10.5 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-58475) which became effective August 25, 1998

         10.5 1999 Stock Option Plan for Directors is incorporated by reference to exhibit 10.5 of the Corporation's Annual Report to the SEC on Form 10-KSB for the year ending December 31, 1999 (Commission File No. 333-04113) (management contract or compensentory plan)

         10.6 2000 Employee Stock Option Plan (management contract or compensentory plan)

         11        Computation of Per Share Earnings

         13 Proxy Statement and 2000 Annual Report of Condition. Except for the portions of the Proxy Statement and 2000 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Proxy Statement and 2000 Annual Report of the Corporation shall not be deemed filed as a part hereof

         20 Proxy Statement of the Corporation for its April 17, 2001 Annual Meeting is included as part of the Proxy Statement and 2000 Annual Report of the Corporation that are set forth as
                   Exhibit 13 to this Annual Report on Form 10-KSB. Except for the portions of the Proxy Statement and 2000 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Proxy Statement and 2000 Annual Report of the Corporation shall not be deemed filed as a part hereof

         21        Subsidiaries of the Issuer is incorporated by reference to exhibit 21 of the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 333-04113)

         23        Consent of Independent Auditor