Form 10QSB
period 2001-03-31
COMMUNITY CENTRAL BANK CORP
filed 2001-05-14
CIK 1014133

                                                                       CONFORMED



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended   March 31, 2001
                                 --------------

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

          100 North Main Street, PO Box 7, Mount Clemens, MI 48046-0007
          -------------------------------------------------------------
              (Address of principal executive offices and zip code)

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
                                Yes  X     No
                                    ---       ---



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                            Outstanding at May 14, 2001
              -----                            ---------------------------
  Common Stock, $5 stated value                      2,661,922 Shares



Transitional Small Business Disclosure Format:
                                Yes        No  X
                                    ---       ---

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Community Central Bank Corporation (the "Corporation") include the consolidation of its subsidiary; Community Central Bank (the "Bank").

Following are the Corporation's Consolidated Balance Sheet as of March 31, 2001 and 2000, and December 31, 2000, and Consolidated Statements of Operations, Comprehensive Income, and Cash Flow for the three month periods ended March 31, 2001 and 2000. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                     March 31,         December 31,        March 31,
                                                       2001                2000              2000
                                                     ---------         ------------        ---------
Assets                                                                 (in thousands)
Cash and due from banks                                   $4,798            $5,412           $6,051
Federal funds sold                                        34,200            27,600           19,000
                                                       ---------         ---------        ---------
   Cash and Cash Equivalents                              38,998            33,012           25,051
                                                       ---------         ---------        ---------

Securities available for sale, at fair value              22,894            18,508            9,389
Investment securities, at amortized cost                   2,028             2,134            4,477

Loans
   Residential mortgage loans                             27,349            28,421           30,376
   Commercial loans                                      118,965           121,953          114,574
   Installment loans                                       5,364             5,889            6,049
                                                       ---------         ---------        ---------

   Total Loans                                           151,678           156,263          150,999
Allowance for credit losses                               (2,622)           (2,654)          (2,053)
                                                       ---------         ---------        ---------

   Net Loans                                             149,056           153,609          148,946
                                                       ---------         ---------        ---------


Net property and equipment                                 1,828             1,873            1,868
Accrued interest receivable                                1,127             1,247              952
Other assets                                               1,055             1,256              808
                                                       ---------         ---------        ---------

   Total Assets                                         $216,986          $211,639         $191,491
                                                       =========         =========        =========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                     March 31,         December 31,        March 31,
                                                       2001                2000               2000
                                                     ---------         ------------        ---------
Liabilities                                                (in thousands, except share data)

Deposits
   Noninterest bearing demand deposits                   $17,174           $18,983          $19,627
   NOW and money market accounts                          15,773            20,488           18,840
   Savings deposits                                        9,556             8,768            9,253
   Time deposits                                         147,731           137,900          122,331
                                                     -----------       -----------      -----------
   Total deposits                                        190,234           186,139          170,051
                                                     -----------       -----------      -----------

Short term borrowings                                      5,011             4,157            1,735
Accrued interest payable                                     895               990              457
Other liabilities                                            191               203              343
Capitalized lease obligation                               1,008             1,012            1,021
ESOP note payable                                            408               421              458
                                                     -----------       -----------      -----------
   Total Liabilities                                     197,747           192,922          174,065
                                                     -----------       -----------      -----------

Stockholders' Equity
   Common stock -- $5 stated value; 9,000,000
     shares authorized; 2,661,922 shares issued
     and outstanding at 3-31-2001, 2,661,922
     shares outstanding at 12-31-2000, and
     2,662,026 shares outstanding at 3-31-2000            13,309            13,309           13,310
   Additional paid-in capital                              5,016             5,016            5,016
   Accumulated deficit                                     1,140               742             (287)
   Unearned employee benefit                                (408)             (421)            (459)
   Accumulated other comprehensive income                    182               (71)            (154)
                                                     -----------       -----------      -----------

   Total Stockholders' Equity                             19,239            18,717           17,426
                                                     -----------       -----------      -----------

Total Liabilities and Stockholders' Equity              $216,986          $211,639         $191,491
                                                     ===========       ===========      ===========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                                  Three Months Ended March 31,
                                                                2001                         2000
                                                              -------                      -------
                                                             (in thousands, except per share data)
Interest Income
   Loans (including fees)                                        $3,456                      $3,374
   Securities                                                       357                         218
   Federal funds sold                                               407                         199
                                                              ---------                   ---------
   Total Interest Income                                          4,220                       3,791
                                                              ---------                   ---------

Interest Expense
   Deposits                                                       2,332                       1,869
   Short term borrowings                                             36                          20
   Capitalized lease obligation                                      42                          44
                                                              ---------                   ---------
   Total Interest Expense                                         2,410                       1,933
                                                              ---------                   ---------

   Net Interest Income                                            1,810                       1,858
Provision for credit losses                                         100                         135
                                                              ---------                   ---------
   Net Interest Income after Provision                            1,710                       1,723
                                                              ---------                   ---------

Noninterest Income
   Deposit service charges                                           69                          65
   Net realized security gain                                        41                        ----
   Other income                                                      63                          62
                                                              ---------                   ---------
   Total Noninterest Income                                         173                         127
                                                              ---------                   ---------

Noninterest Expense
   Salaries, benefits, and payroll taxes                            585                         501
   Premises and fixed asset expense                                 189                         167
   Other operating expense                                          507                         570
                                                              ---------                   ---------
Total Noninterest Expense                                         1,281                       1,238
                                                              ---------                   ---------

   Income Before Taxes and Cumulative
     Effect of Change in Accounting Principle                       602                         612
Provision for income taxes                                          203                         217
                                                              ---------                   ---------
   Net Income                                                      $399                        $395
                                                              =========                   =========


(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Per share data:
   Basic earnings before cumulative effect of
     change in accounting principle                              $0.15                        $0.15
   Basic earnings                                                $0.15                        $0.15

   Diluted earnings before cumulative effect of
     change in accounting principle                              $0.15                        $0.15
   Diluted earnings                                              $0.15                        $0.15
                                                              ========                      =======
   Cash Dividends                                                $----                        $----
                                                              ========                      =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

                                                                          Three Months Ended March 31,
                                                                            2001                      2000
                                                                        -----------                ---------
                                                                                  (in thousands)
Net Income as Reported                                                      $399                      $395

Other Comprehensive Income, Net of Tax
   Change in unrealized gain on securities
     available for sale                                                      111                       (10)
                                                                        --------                   -------
Comprehensive Income                                                        $510                      $385
                                                                        ========                   =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

                                                                            Three Months Ended March 31,
                                                                            2001                     2000
                                                                        ----------                 ---------
                                                                                  (in thousands)
Operating Activities
   Net income                                                               $399                      $395
   Adjustments to reconcile net income to net cash flow
     from operating activities:
    Net accretion of security discount                                      ----                         1
    Net gain on sales and call of securities                                 (41)                     ----
    Provision for credit losses                                              100                       135
    Depreciation expense                                                      86                        76
    Deferred income tax                                                      198                       212
    ESOP compensation expense                                                 13                        12
    Decrease (Increase) in accrued interest receivable                       120                      (109)
    (Increase) Decrease in other assets                                      (55)                       70
    (Decrease) Increase in accrued interest payable                          (95)                       15
    Increase (Decrease) in other liabilities                                  22                        (4)
                                                                        --------                   -------
   Net Cash Provided by Operating Activities                                 747                       803

Investing Activities
   Maturities, calls, sales and prepayments of securities
     available for sale                                                    8,553                       157
   Purchase of securities available for sale                             (12,730)                     ----
   Maturities, calls, and prepayments of investment securities               106                       160
   Decrease (Increase) in loans                                            4,453                    (9,696)
   Purchases of property and equipment                                       (41)                      (51)
                                                                        --------                   -------
   Net Cash Provided by (Used in) Investing Activities                       341                    (9,430)

Financing Activities
   (Decrease) Increase in demand and savings deposits                     (5,736)                    1,011
   Increase in time deposits                                               9,831                     6,194
   Increase in short term borrowings                                         854                       130
   Repayment of long term debt                                               (38)                      (37)
   Payment of ESOP debt                                                      (13)                      (12)
                                                                        --------                   -------
   Net Cash Provided by Financing Activities                               4,898                     7,286
                                                                        --------                   -------
Increase (Decrease) in Cash and Cash Equivalents                           5,986                    (1,341)
Cash and Cash Equivalents at the Beginning
   of the Year                                                            33,012                    26,392
                                                                        --------                   -------
Cash and Cash Equivalents at the End
   of the Period                                                         $38,998                   $25,051
                                                                        ========                   =======

Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                          $2,505                    $1,885
   Federal Taxes Paid                                                       $275                      $125
                                                                        ========                   =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiary, Community Central Bank, at March 31, 2001, December 31, 2000, and March 31, 2000 and the results of operations for three months ended March 31, 2001 and 2000. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ASSETS

The Corporation's total assets have increased by $25.5 million, to $217.0 million at March 31, 2001, compared with $191.5 million at March 31, 2000.

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

                                               March 31, 2001         December 31, 2000        March 31, 2000
                                            -------------------      ------------------      ------------------
                                            Amortized      Fair      Amortized     Fair      Amortized     Fair
                                               Cost       Value        Cost       Value        Cost       Value
                                            ---------     -----      ---------    -----      ---------    -----
                                                                       (in thousands)
Securities Available for Sale
   United States Government agencies           $9,923    $10,158      $14,255    $14,364       $6,380     $6,272
   Mortgage backed securities                   2,655      2,676        2,829      2,826        3,243      3,116
   Collateralized mortgage obligations          8,827      8,841          994        994         ----          1
   Municipal securities                         1,212      1,219          321        324         ----       ----
                                               ------    -------      -------    -------      -------    -------
       Total Securities Available for Sale     22,617     22,894       18,399     18,508        9,623      9,389
                                               ------    -------      -------    -------      -------    -------

Investment Securities
   United States Government agencies             ----       ----         ----       ----        2,001      1,994
   Mortgage backed securities                   1,516      1,537        1,579      1,579        1,724      1,680
   Collateralized mortgage obligations             66         66          109        109          306        305
   Other Securities                               446        446          446        446          446        446
                                               ------    -------      -------    -------      -------    -------
       Total Investment Securities              2,028      2,049        2,134      2,134        4,477      4,425
                                               ------    -------      -------    -------      -------    -------

       Total Securities                       $24,645    $24,943      $20,533    $20,642      $14,100    $13,814
                                              =======    =======      =======    =======      =======    =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Total loans outstanding remained somewhat flat for the past twelve months, increasing by $679,000. The flat level reflected a cooling of the economy and a strategic focus on building the deposit base. Commercial loans grew by $4.4 million, while residential mortgage loans decreased by $3.0 million, reflecting increased refinancing activity. Loans decreased by $4.6 million in aggregate during the three-month period ended March 31, 2001, reflecting several large payoffs and slower growth than in previous quarters.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Additionally, the Corporation had approximately $35.0 million in outstanding loans at March 31, 2001, to commercial borrowers in the real estate rental and property management industries.

The following table shows an analysis of the allowance for credit losses:

                                                                Three Months Ended March 31,
                                                                  2001                2000
                                                                 -------             -------
                                                                       (in thousands)
Allowance for credit losses at
   beginning of period                                             $2,654              $1,927

Provision charged to expense                                          100                 135
Loans charged off                                                    (174)                 (9)
Loans recovered                                                        42                ----
                                                                 --------             -------
Allowance for credit losses at end of period                       $2,622              $2,053
                                                                 ========             =======
Allowance for credit losses as a percentage
   of loans at period end                                            1.73%              1.36%

Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. At March 31, 2001, there was $416,000 of loans placed in nonaccrual status. Commercial loans and lease financing receivables are to be reported as being in nonaccrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may stay on accrual status. However, if the loan is not brought current before 120 days past due, the loan should be reported as nonaccrual. Any exceptions to automatic nonaccrual status at 90 days must be approved in writing by the Loan Committee, Credit Administration Officer, and the Chief Financial Officer. A nonaccrual asset may be restored to an accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, and in the process of collection.

The Corporation considers a loan impaired when it is probable that all interest and principal will not be collected in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgages and consumer loans) are considered impaired. The Corporation had $416,000 in loans classified as impaired during the quarter ended March 31, 2001 and $408,000 in loans for the quarter ended March 31, 2000.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

A summary of nonperforming assets is as follows:

                                                                March 31,           March 31,
                                                                  2001                2000
                                                                 -------             -------
                                                                        (in thousands)
Impaired loans:
   Nonaccrual                                                        $416                $408
                                                                 --------             -------
Total impaired loans                                                 $416                $408
Other real estate                                                    ----                ----
                                                                 --------             -------
Total nonperforming assets                                           $416                $408
                                                                 ========             =======
Impaired loans as a percentage of
   total loans                                                      0.27%               0.27%
                                                                 ========             =======


A summary of total loans past due 90-days and still accruing interest is as follows:

                                                                March 31,           March 31,
                                                                  2001                2000
                                                                 -------             -------
                                                                        (in thousands)
Commercial                                                         $ ----              $ ----
Residential real estate                                               128                ----
Installment                                                            27                  39
                                                                 --------            --------
     Total loans past due 90 days or more
       and still accruing interest                                   $155                 $39
                                                                 ========            ========

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

LIABILITIES

During the three months ended March 31, 2001, total deposits increased by $4.1 million, to $190.2 million.

Short term borrowings at March 31 consist of securities sold with an agreement to repurchase them the following day. Following are details of short term borrowings for the dates indicated:

                                                               March 31,          March 31,
                                                                   2001             2000
                                                              -----------       -----------
                                                           (in thousands, except percentages)

         Amount outstanding at end of period                       $5,011           $1,735
         Weighted average interest rate on ending balance            3.92%            4.08%


         Maximum amount outstanding at any month end
           during the period                                       $5,011           $2,149

CAPITAL

Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                                     March 31,     December 31,     March 31,       Minimum
                                                       2001            2000           2000        Requirement
                                                     --------      ----------      ----------     -----------
Tier I capital to risk-weighted assets                12.15%          11.74%         11.79%             4%
Total capital to risk-weighted assets                 13.41%          12.99%         13.04%             8%
Primary capital to assets                              9.87%           9.94%         10.13%            5.5%
Total capital to assets                                9.87%           9.94%         10.13%             6%
Tier I capital to quarterly average assets
 (leverage)                                            8.92%           8.93%          9.58%             4%

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows the changes in stockholders' equity for the three months ended March 31, 2001:

                                         Additional                  Unearned      Accumulated Other
                           Common         Paid-In    Accumulated     Employee        Comprehensive        Total
                            Stock         Capital      Deficit       Benefits           Income           Equity
                           ---------    -----------  -----------    ----------     -----------------    ---------
Balance December 31, 2000    $13,309       $5,016         $741          ($421)                $71        $18,716

Net income                        --           --          399             --                  --            399
Release of ESOP shares            --           --           --             13                  --             13
Other comprehensive income        --           --           --             --                 111            111
                           ---------    -----------    --------      ----------     ----------------    ---------
Balance March 31, 2001       $13,309       $5,016       $1,140          ($408)               $182        $19,239
                           =========    ===========    ========      ==========     ================    =========

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

                                                               Three Months Ended
                                                             March 31, 2001 vs. 2000
                                                     -------------------------------------
                                                                            Increase (Decrease)
                                                                            Due to Changes In
                                                                       ----------------------------
                                                       Total             Volume               Rate
                                                                        and Both
                                                     ----------        ----------           -------
                                                                       (in thousands)
Earning Assets - Interest Income
   Federal funds sold                                     $208              $213              ($5)
   Securities                                              139               138                1
   Loans                                                    82               139              (57)
                                                     ---------         ---------         --------
     Total                                                 429               490              (61)
                                                     ---------         ---------         --------


Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                           (17)               (2)             (15)
   Savings deposits                                          3                 6               (3)
   Time deposits                                           477               395               82
   Short term borrowings                                    15                16               (1)
   Lease and ESOP                                           (1)               (2)               1
                                                     ---------         ---------         --------
     Total                                                 477               413               64
                                                     ---------         ---------         --------

Net Interest Income                                       ($48)              $77            ($125)
                                                     =========         =========         ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

For the quarter ended March 31, 2001, net interest income decreased by 2.6%, or $48,000 over the first quarter of 2000. This was due to a significant decrease in short term interest rates, as the Corporation had asset sensitivity in immediate repricing intervals. The net interest margin decreased in the quarter to 3.5%, compared with 4.21% for the first quarter of 2000. Interest rates on individual asset and liability categories were somewhat lower than in the prior year quarter; however, volume increases in most categories more than offset the effects of reduced rates.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

AVERAGE BALANCE SHEET

The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three month periods ended March 31, 2001 and 2000. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.


                                                               Three Months Ended March 31,
                                      -----------------------------------       -----------------------------------
                                                     2001                                      2000
                                      ---------    ---------    ---------       ---------    ---------    ---------

                                                                  Average                                   Average
                                                    Interest       Rate                        Interest      Rate
                                       Average      Income/       Earned/        Average       Income/      Earned/
                                       Balance      Expense        Paid          Balance       Expense       Paid
                                      ---------    ---------     ---------      ---------    ----------    ---------
                                                                     (in thousands)
Assets
   Federal funds sold                    $29,341         $407         5.55%      $14,007         $199        5.68%
   Securities                             22,882          357         6.24        14,019          218        6.22
   Loans                                 154,847        3,456         8.93       148,630        3,374        9.08
                                      ----------   ----------    ---------      --------     --------     -------
Total Earning Assets/
   Total Interest Income                 207,070        4,220         8.15%      176,656        3,791        8.58%
                                      ----------   ----------    ---------      --------     --------     -------

Cash and due from banks                    5,063                                   5,021
All other assets                           1,482                                   1,774
                                      ----------                                --------
Total Assets                            $213,615                                $183,451
                                      ==========                                ========
Liabilities and Equity
   NOW and money market accounts         $16,239           87         2.14%      $16,640          104        2.50%
   Savings deposits                        9,809           71         2.90         8,943           68        3.04
   Time deposits                         143,839        2,174         6.05       117,728        1,697        5.77
   Short term borrowings                   3,568           36         3.92         1,959           20        4.08
   Capitalized lease obligation and
      ESOP payable                         1,416           42        12.15         1,479           44       11.90
                                      ----------   ----------    ---------      --------     --------     -------

Total Interest Bearing Liabilities/
   Total Interest Expense                174,871        2,410         5.51%      146,749        1,933        5.27%
                                      ----------   ----------    ---------      --------     --------     -------

Noninterest bearing demand deposits       18,622                                  18,642
All other liabilities                      1,085                                     753
Stockholders' equity                      19,037                                  17,307
                                      ----------                                --------
Total Liabilities and Equity            $213,615                                $183,451
                                      ==========                                ========
Net Interest Income                                    $1,810                                  $1,858
                                                   ==========                                ========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                       3.50%                                  4.21%
                                                                 =========                                =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

NONINTEREST INCOME

Noninterest income increased by 4%, when ignoring security gains realized in the first quarter of 2001. Total noninterest income was $173,000 in the first quarter of 2001. The largest components of the increase were overdraft income and fees from processing merchant credit card deposits.


NONINTEREST EXPENSE

Noninterest expense increased over the first quarter of 2000 by 3%, to $1.3 million in 2001. This was primarily the result of growth of the Corporation, and the accompanying rise in payroll and other operating expense. Premises and fixed asset expense increased as the Bank expanded its presence through a new loan production facility located adjacent to the main office location.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated part of a hedge transaction. SFAS 133 was adopted by the Corporation in 2000, and did not have a material effect on the consolidated financial position or results of operations. In November 2000, the FASB issued Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FASB No.
140). This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The impact of FASB No. 140 as of December 31, 2000 was not material to the consolidated financial statements.


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate risk require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. For the Corporation, the major sources of liquidity have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by two facilities totaling $5.0 million, unsecured federal funds borrowing facilities, and a $20.0 million secured line of credit with the FHLB. The Corporation's large deposits which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Managing rates on earning assets and interest bearing liabilities focuses on maintaining stability in the net interest margin, an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position, to avoid wide swings in margins and to manage risk due to changes in interest rates.

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

The following table shows the maturity and repricing distribution of the Corporation's interest earning assets and interest bearing liabilities as of March 31, 2001, the interest rate sensitivity gap (interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a period when it matures or could be repriced within such period, generally according to its contractual terms. Decay assumptions have been factored into non-maturing deposit products.


                                            After Three        After One
                             Within         Months But         Year But           After
                              Three         Within One          Within            Five
                             Months             Year           Five Years         Years          Total
                            ---------     ------------        ------------      ----------     ---------
                                                              (in thousands)
Interest earning assets:
   Federal funds sold        $34,200         $   --              $   --           $   --         $34,200
   Securities                    411          7,056              14,101            3,077          24,645
   Loans                      75,557          4,950              60,051           11,120         151,678
                            --------        -------             -------          -------       ---------
     Total                   110,168         12,006              74,152           14,197        $210,523
                            --------        -------             -------          -------       =========

Interest bearing liabilities:
   NOW and money market
     accounts                  1,699          5,161               8,913               --         $15,773
   Savings deposits              764          2,389               6,403               --           9,556
   Jumbo time deposits        58,278         23,368               4,885               --          86,531
   Time deposits less
   than $100,000              29,786         14,859              16,555               --          61,200
   Short term borrowings       5,011             --                  --               --           5,011
   Capitalized lease
     obligation and ESOP
     payable                     411             16                 192              797           1,416
                            --------        -------             -------          -------       ---------
     Total                    95,949         45,793              36,948              797        $179,487
                            --------        -------             -------          -------       =========


Interest rate sensitivity
  gap                        $14,219       ($33,787)            $37,204          $13,400
Cumulative interest rate
   sensitivity gap                         ($19,568)            $17,636          $31,036
Interest rate sensitivity gap
   ratio                        1.15           0.26                2.01            17.81
Cumulative interest rate
   sensitivity gap ratio                       0.86                1.10             1.17

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

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

At March 31, 2001, the Corporation is considered slightly "liability sensitive" at a one year repricing time frame according to the preceding table. The static interest rate sensitivity gap analysis is just one tool the Corporation uses to monitor interest rate risk. Another tool, which is believed to provide a more sophisticated means of interest rate risk analysis, is the net interest income simulation model.

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

As of December 31, 2000, the simulation model projects net interest income would decrease by 5.6% of the base net interest income, assuming an instantaneous parallel shift downward in the yield curve by 200 basis points. Conversely, if the yield curve were to increase by 200 basis points, the model projects net interest income would increase by 5.2%.

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

              11                    Computation of Per Share Earnings


COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2001.


                                 COMMUNITY CENTRAL BANK CORPORATION





                                 By:  S/ RAYMOND M. CONTESTI
                                      ----------------------
                                 Raymond M. Contesti;
                                 President




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