Form 10QSB
period 2001-06-30
COMMUNITY CENTRAL BANK CORP
filed 2001-08-10
CIK 1014133

                                                                       CONFORMED



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended     June 30, 2001
                                   -------------

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
                            Yes   X           No
                                -----            -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                           Outstanding at August 9, 2001
                  -----                           -----------------------------
     Common Stock, $5 stated value                       2,661,922 Shares



Transitional Small Business Disclosure Format:
                            Yes               No   X
                                -----            -----

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Community Central Bank Corporation (the "Corporation") include the consolidation of its subsidiary; Community Central Bank (the "Bank").

Following are the Corporation's Consolidated Balance Sheet as of June 30, 2001 and 2000, and December 31, 2000, and Consolidated Statements of Operations, Comprehensive Income, and Cash Flow for the quarter and six month periods ended June 30, 2001 and 2000. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                   June 30,      December 31,      June 30,
                                                     2001            2000            2000
                                                  ---------      ------------     ---------
Assets                                                          (in thousands)
Cash and due from banks                           $   5,852       $   5,412       $   5,991
Federal funds sold                                   18,500          27,600          18,400
                                                  ---------       ---------       ---------
   Cash and Cash Equivalents                         24,352          33,012          24,391
                                                  ---------       ---------       ---------

Securities available for sale, at fair value         38,773          18,508           9,882
Investment securities, at amortized cost              1,849           2,134           4,341

Loans
   Residential mortgage loans                        24,480          28,421          29,682
   Commercial loans                                 123,952         121,953         120,765
   Installment loans                                  5,071           5,889           6,184
                                                  ---------       ---------       ---------
   Total Loans                                      153,503         156,263         156,631
Allowance for credit losses                          (2,668)         (2,654)         (2,193)
                                                  ---------       ---------       ---------
   Net Loans                                        150,835         153,609         154,438
                                                  ---------       ---------       ---------

Net property and equipment                            1,785           1,873           1,808
Accrued interest receivable                           1,119           1,247           1,004
Other assets                                          1,230           1,256           1,236
                                                  ---------       ---------       ---------
   Total Assets                                   $ 219,943       $ 211,639       $ 197,100
                                                  =========       =========       =========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                  June 30,      December 31,     June 30,
                                                   2001            2000            2000
                                                 ---------      ------------     ---------
Liabilities                                       (in thousands, except share data)
Deposits
   Noninterest bearing demand deposits           $  25,124       $  18,983       $  21,041
   NOW and money market accounts                    21,114          20,488          17,105
   Savings deposits                                  7,082           8,768           8,075
   Time deposits                                   135,157         137,900         128,016
                                                 ---------       ---------       ---------
   Total deposits                                  188,477         186,139         174,237
                                                 ---------       ---------       ---------

Short term borrowings                                6,556           4,157           2,712
Accrued interest payable                               669             990             430
Other liabilities                                      187             203             414
Federal Home Loan Bank advances                      3,000              --              --
Capitalized lease obligation                         1,004           1,012           1,018
ESOP note payable                                      396             421             446
                                                 ---------       ---------       ---------
   Total Liabilities                               200,289         192,922         179,257
                                                 ---------       ---------       ---------
Stockholders' Equity
   Common stock -- $5 stated value;
     9,000,000 shares authorized; 2,661,922
     shares issued and outstanding at
     6-30-2001, 12-31-2000 and 6-30-2000            13,309          13,309          13,310
   Additional paid-in capital                        5,016           5,016           5,016
   Accumulated surplus                               1,531             742              95
   Unearned employee benefit                          (396)           (421)           (446)
   Accumulated other comprehensive income              194              71            (132)
                                                 ---------       ---------       ---------
   Total Stockholders' Equity                       19,654          18,717          17,843
                                                 ---------       ---------       ---------
Total Liabilities and Stockholders' Equity       $ 219,943       $ 211,639       $ 197,100
                                                 =========       =========       =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                               Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                               2001        2000        2001        2000
                                              ------      ------      ------      ------
                                                 (in thousands, except per share data)
Interest Income
   Loans (including fees)                     $3,120      $3,564      $6,576      $6,938
   Securities                                    458         227         815         445
   Federal funds sold                            328         221         735         420
                                              ------      ------      ------      ------
   Total Interest Income                       3,906       4,012       8,126       7,803
                                              ------      ------      ------      ------
Interest Expense
   Deposits                                    2,009       1,967       4,341       3,836
   Short term borrowings                          49          25          85          45
   Capitalized lease obligation                   42          46          84          90
   Advances from FHLB                              6          --           6          --
                                              ------      ------      ------      ------
   Total Interest Expense                      2,106       2,038       4,516       3,971
                                              ------      ------      ------      ------
   Net Interest Income                         1,800       1,974       3,610       3,832
Provision for credit losses                       75         165         175         300
                                              ------      ------      ------      ------
   Net Interest Income after Provision         1,725       1,809       3,435       3,532
                                              ------      ------      ------      ------
Noninterest Income
   Deposit service charges                        66          62         135         127
   Net realized security gain                     54          --          95          --
   Other income                                   80          72         143         134
                                              ------      ------      ------      ------
   Total Noninterest Income                      200         134         373         261
                                              ------      ------      ------      ------
Noninterest Expense
   Salaries, benefits, and payroll taxes         610         538       1,195       1,039
   Premises and fixed asset expense              200         173         389         340
   Other operating expense                       529         637       1,036       1,207
                                              ------      ------      ------      ------
Total Noninterest Expense                      1,339       1,348       2,620       2,586
                                              ------      ------      ------      ------
   Income Before Taxes                           586         595       1,188       1,207
Provision for income taxes                       196         212         399         429
                                              ------      ------      ------      ------
   Net Income                                 $  390      $  383      $  789      $  778
                                              ======      ======      ======      ======

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Per share data:
   Basic earnings                                     $0.15             $0.15             $0.30            $0.30

   Diluted earnings                                   $0.15             $0.15             $0.30            $0.30
                                                      =====             =====            =====             =====
   Cash Dividends                                     $----             $----            $----             $----
                                                      =====             =====            =====             =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

                                                     Three Months Ended                   Six Months Ended
                                                            June 30,                           June 30,
                                                     2001              2000             2001              2000
                                                     -----             -----            -----             -----
                                                                            (in thousands)

Net Income as Reported                                  $390             $383              $789             $778

Other Comprehensive Income, Net of Tax
   Change in unrealized gain on securities
     available for sale                                   12               22               123               12
                                                       -----            -----             -----            -----
Comprehensive Income                                    $402             $405              $912             $790
                                                       =====            =====             =====            =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

                                                                            Six Months Ended June 30,
                                                                         2001                        2000
                                                                      ----------                  ---------
                                                                                  (in thousands)
Operating Activities
   Net income                                                               $789                      $778
   Adjustments to reconcile net income to net cash flow
     from operating activities:
    Net accretion of security discount                                        16                        (2)
    Net gain on sales of securities                                          (95)                     ----
    Provision for credit losses                                              175                       300
    Depreciation expense                                                     138                       167
    Deferred income tax                                                      (21)                     (109)
    ESOP compensation expense                                                 25                        25
    Decrease (Increase) in accrued interest receivable                       128                      (161)
    Decrease (Increase) in other assets                                       47                      (100)
    (Decrease) in accrued interest payable                                  (321)                      (12)
    (Decrease) Increase in other liabilities                                 (11)                      173
                                                                      ----------                 ---------
   Net Cash Provided by Operating Activities                                 870                     1,059

Investing Activities
   Purchases of securities available for sale                            (32,690)                   (1,100)
   Maturities, calls, and prepayments of securities
     available for sale                                                   12,690                       782
   Maturities, calls, and prepayments of investment
     securities                                                              285                       297
   Purchases of investment securites                                        ----                      ----
   Increase in loans                                                       2,599                   (15,353)
   Purchases of property and equipment                                       (50)                      (82)
                                                                      ----------                 ---------
   Net Cash Used in Investing Activities                                 (17,166)                  (15,456)

Financing Activities
   Increase in demand and savings deposits                                 5,081                      (488)
   Decrease in time deposits                                              (2,743)                   11,879
   Increase in short term borrowings                                       5,399                     1,107
   Repayment of capitalized lease obligation                                 (76)                      (76)
   Payment of ESOP debt                                                      (25)                      (25)
   Fractional shares paid on stock split                                    ----                        (1)
                                                                      ----------                 ---------
   Net Cash Provided by Financing Activities                               7,636                    12,396
                                                                      ----------                 ---------
Decrease in Cash and Cash Equivalents                                     (8,660)                   (2,001)
Cash and Cash Equivalents at the Beginning
   of the Year                                                            33,012                    26,392
                                                                      ----------                 ---------
Cash and Cash Equivalents at the End
   of the Period                                                         $24,352                   $24,391
                                                                      ==========                 =========

Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                          $4,837                    $3,914
   Federal Taxes Paid                                                        415                       546
                                                                      ==========                 =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiary, Community Central Bank, at June 30, 2001, December 31, 2000, and June 30, 2000 and the results of operations for the quarter and six months ended June 30, 2001 and 2000. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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


COMMUNITY CENTRAL MORTGAGE COMPANY, LLC

Community Central Mortgage Company, ("Mortgage Company") commenced operations on July 9, 2001. The Bank plans to contribute its residential real estate portfolio and home equity lines of credit to the Mortgage Company. The Mortgage Company plans to originate mortgage loans for sale to the secondary market. The Mortgage Company expects to have the Bank service the mortgages that it does not sell in the secondary market.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ASSETS

The Corporation's total assets have increased by $8.3 million, to $219.9 million at June 30, 2001, compared with $211.6 million at December 31, 2000.

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


                                                   June 30, 2001           December 31, 2000           June 30, 2000
                                               ---------------------     ---------------------     ---------------------
                                               Amortized      Fair       Amortized      Fair       Amortized      Fair
                                                  Cost        Value        Cost         Value        Cost         Value
                                               ---------     -------     ---------     -------     ---------     -------
                                                                            (in thousands)
Securities Available for Sale
   United States Government agencies            $15,755      $15,961      $14,255      $14,364      $ 6,879      $ 6,781
   Mortgage backed securities                     2,938        2,971        2,829        2,826        3,096        2,994
   Fed Agency / Collateralized mortgage
     obligations                                 16,270       16,312          994          994           --           --
   Tax-exempt municipals                          3,514        3,529          321          324          106          107
                                                -------      -------      -------      -------      -------      -------
       Total Securities Available for Sale       38,477       38,773       18,399       18,508       10,081        9,882
                                                -------      -------      -------      -------      -------      -------

Investment Securities
   United States Government agencies                 --           --           --           --        2,000        2,000
   Mortgage backed securities                     1,375        1,400        1,579        1,579        1,691        1,658
   Collateralized mortgage obligations               28           28          109          109          204          202
   Other Securities                                 446          446          446          446          446          446
                                                -------      -------      -------      -------      -------      -------
       Total Investment Securities                1,849        1,874        2,134        2,134        4,341        4,306
                                                -------      -------      -------      -------      -------      -------

       Total Securities                         $40,326      $40,647      $20,533      $20,642      $14,422      $14,188
                                                =======      =======      =======      =======      =======      =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Total loans decreased by $2.8 million during the six months ended June 30, 2001, as the Corporation experienced runoff in its residential loan portfolio. Commercial loans grew by $2.0 million, while installment loans decreased $800,000, and residential mortgage loans decreased $3.9 million.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. The Corporation had approximately $37.2 million in outstanding loans at June 30, 2001 to commercial borrowers in the real estate rental and property management industries.

The following table shows an analysis of the allowance for credit losses:

                                                                 Six Months Ended June 30,
                                                                  2001                2000
                                                                 -------             -------
                                                                         (in thousands)
Allowance for credit losses at
   beginning of period                                             $2,654              $1,927

Provision charged to expense                                          175                 300
Loans charged off (net)                                              (161)                (34)
                                                                  -------             -------
Allowance for credit losses at end of period                       $2,668              $2,193
                                                                  =======             =======
Allowance for credit losses as a percentage
   of loans at period end                                            1.74%              1.40%

Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. At June 30, 2001, there was $937,000 of loans placed in nonaccrual status. Commercial loans and lease financing receivables are to be reported as being in nonaccrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may stay on accrual status. However, if the loan is not brought current before 120 days past due, the loan should be reported as nonaccrual. Any exceptions to automatic nonaccrual status at 90 days must be approved in writing by the Loan Committee, Credit Administration Officer, and the Chief Financial Officer. A nonaccrual asset may be restored to an accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, and in the process of collection.

The Corporation considers a loan impaired when it is probable that all interest and principal will not be collected in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgages and consumer loans) are considered impaired.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

A summary of nonperforming assets is as follows:

                                               June 30,   June 30,
                                                2001       2000
                                                ----       ----
                                                 (in thousands)
Impaired loans:
   Nonaccrual                                   $937       $566
                                                ----       ----
Total impaired loans                            $937       $566
Other real estate                                 --        128
                                                ----       ----
Total nonperforming assets                      $937       $694
                                                ====       ====
Impaired loans as a percentage of
   total loans                                  0.61%      0.36%
                                                ====       ====
Total nonperforming assets as a percentage
   of total assets                              0.43%      0.35%
                                                ====       ====

A summary of total loans past due 90-days and still accruing interest is as follows:

                                              June 30,   June 30,
                                                2001      2000
                                               -----      -----
                                                 (in thousands)
Commercial                                     $----      $----
Residential real estate                          105         76
Installment                                       34         46
                                               -----      -----
     Total loans past due 90 days or more
       and still accruing interest             $ 139      $ 122
                                               =====      =====

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

LIABILITIES

During the six months ended June 30, 2001, total deposits increased by $2.0 million, to $188.5 million.

Short term borrowings at June 30 consist of securities sold with an agreement to repurchase them the following day. Following are details of short term borrowings for the dates indicated:

                                                                June 30,          June 30,
                                                                  2001             2000
                                                              -----------       -----------
                                                             (in thousands, except percentages)
         Amount outstanding at end of period                       $6,556           $2,712
         Weighted average interest rate on ending balance            2.99%            4.20%


         Maximum amount outstanding at any month end
           during the period                                       $6,875           $2,712

FHLB ADVANCES

In June of 2001, the Corporation started to borrow long-term advances from the Federal Home Loan Bank ("FHLB") to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. These advances are secured under a blanket security agreement by first mortgage loans.

FHLB advances outstanding at June 30, 2001 were as follows:

                                                                         June 30, 2001
                                                                         -------------
                                                               (in thousands, except percentages)
                                                                  Ending         Average rate
                                                                  Balance      at end of period
                                                                  -------      ----------------
         Long-term FHLB advances                                   $3,000            4.84%


Long-term advances comprised one advance with a maturity of June 16, 2003.


CAPITAL

Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                                           June 30,     December 31,      June 30,      Minimum
                                                            2001            2000           2000        Requirement
                                                          --------      ----------      --------       ----------
Tier I capital to risk-weighted assets                     12.20%          11.74%         11.53%             4%
Total capital to risk-weighted assets                      13.45%          12.99%         12.78%             8%
Primary capital to assets                                  10.06%           9.94%         10.11%           5.5%
Total capital to assets                                    10.06%           9.94%         10.11%             6%
Tier I capital to quarterly average assets (leverage)       8.97%           8.93%          9.56%             4%


COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



The following table shows the changes in stockholders' equity for the six months ended June 30, 2001:

                                         Additional                   Unearned     Accumulated Other
                            Common        Paid-In    Accumulated      Employee       Comprehensive        Total
                             Stock        Capital      Earnings       Benefits          Income            Equity
                           ---------    -----------    --------      ----------     ----------------    ---------
Balance December 31, 2000    $13,309        $5,016        $742          ($421)                 $71        $18,717

Net income                        --            --         789             --                   --            789
Release of ESOP shares            --            --          --             25                   --             25
Other comprehensive income        --            --          --             --                  123            123
                           ---------    ----------     -------       --------       --------------       --------
Balance June 30, 2001        $13,309        $5,016      $1,531          ($396)                $194        $19,654
                           =========    ==========     =======       ========       ==============       ========

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

                                                                   Six Months Ended
                                                                June 30, 2001 vs. 2000
                                                     ---------------------------------------------
                                                                          Increase (Decrease)
                                                                          Due to Changes In
                                                                       -----------------------
                                                       Total             Volume           Rate
                                                                        and Both
                                                     ----------        ----------       ----------
                                                                       (in thousands)
Earning Assets - Interest Income
   Federal funds sold                                  $ 315              $ 384              ($ 69)
   Securities                                            370                383                (13)
   Loans                                                (362)                69               (431)
                                                       -----              -----              -----
     Total                                               323                836               (513)
                                                       -----              -----              -----

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                         (52)                 5                (57)
   Savings deposits                                      (28)                (3)               (25)
   Time deposits                                         585                697               (112)
   Short term borrowings                                  46                 52                 (6)
   Lease and ESOP                                         (6)                (4)                (2)
                                                       -----              -----              -----
     Total                                               545                747               (202)
                                                       -----              -----              -----

Net Interest Income                                    ($222)             ($ 89)             ($311)
                                                       =====              =====              =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


For the six months ended June 30, 2001, net interest income decreased by 6%, or $222,000 over the six months ended June 30, 2000. This was due to a significant decrease in short term interest rates, as the Corporation had asset sensitivity in immediate repricing intervals. The net interest margin in the second quarter was 3.43%, compared with the first quarter of 3.50%, indicating minimal declines in the second quarter. Continued emphasis on balance sheet management and the repricing of certificates of deposits had helped to insulate margin from further declines.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and six month periods ended June 30, 2001 and 2000. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.


                                                                Three Months Ended June 30,
                                      -----------------------------------       -----------------------------------
                                                     2001                                      2000
                                      ---------    ---------    ---------       ---------    ---------    ---------

                                                                  Average                                   Average
                                                     Interest      Rate                        Interest      Rate
                                        Average      Income/      Earned/         Average      Income/      Earned/
                                        Balance      Expense       Paid           Balance      Expense       Paid
                                      ---------    ---------     ---------      ---------    ---------    ---------
                                                                     (in thousands)
Assets
   Federal funds sold                    $29,537         $328         4.44%      $14,087         $221        6.28%
   Securities                             30,786          458         5.95        14,432          227        6.29
   Loans                                 149,702        3,120         8.34       152,715        3,564        9.34
                                       ---------    ---------    ---------      --------     --------     -------
Total Earning Assets/
   Total Interest Income                 210,025        3,906         7.44%      181,234        4,012        8.85%
                                       ---------    ---------    ---------                   --------     -------
Cash and due from banks                    5,410                                   5,106
All other assets                           1,506                                   1,670
                                       ---------                                --------
Total Assets                            $216,941                                $188,010
                                       =========                                ========
Liabilities and Equity
   NOW and money market accounts         $18,251           58         1.27%      $16,657           93        2.23%
   Savings deposits                        6,892           31         1.80         8,307           61        2.94
   Time deposits                         142,737        1,920         5.38       120,070        1,813        6.04
   Short term borrowings                   6,493           55         3.39         2,356           25        4.24
   Capitalized lease obligation and
     ESOP loan                             1,400           42        12.00         1,463           46       12.58
                                       ---------    ---------    ---------      --------     --------     -------
Total Interest Bearing Liabilities/
   Total Interest Expense                175,773        2,106         4.79%      148,853        2,038        5.48%
                                       ---------    ---------    ---------                   --------     -------
Noninterest bearing demand deposits       20,726                                  20,553
All other liabilities                      1,000                                     907
Stockholders' equity                      19,442                                  17,697
                                       ---------                                --------
Total Liabilities and Equity            $216,941                                $188,010
                                       =========                                ========
Net Interest Income                                    $1,800                                  $1,974
                                                    =========                                ========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                       3.43%                                  4.36%
                                                                 =========                                =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                                                Six Months Ended June 30,
                                      -----------------------------------       -----------------------------------
                                                     2001                                      2000
                                      ---------    ---------    ---------       ---------    ---------    ---------

                                                                  Average                                   Average
                                                     Interest      Rate                        Interest      Rate
                                        Average      Income/      Earned/         Average      Income/      Earned/
                                        Balance      Expense       Paid           Balance      Expense       Paid
                                      ---------    ---------     ---------      ---------    ---------    ---------
                                                                     (in thousands)
Assets
   Federal funds sold                    $29,439         $735         4.99%      $14,047         $420        5.98%
   Securities                             26,856          815         6.07        14,225          445        6.26
   Loans                                 152,261        6,576         8.64       150,673        6,938        9.21
                                      ----------    ---------    ---------      --------     --------     -------
Total Earning Assets/
   Total Interest Income                 208,556        8,126         7.79%      178,945        7,803        8.72%
                                      ----------    ---------    ---------                   --------     -------
Cash and due from banks                    5,238                                   5,063
All other assets                           1,493                                   1,722
                                      ----------                                -------
Total Assets                            $215,287                                $185,730
                                      ==========                                ========
Liabilities and Equity
   NOW and money market accounts         $17,250          145         1.68%      $16,648          197        2.37%
   Savings deposits                        8,342          101         2.42         8,625          129        2.99
   Time deposits                         143,285        4,095         5.72       118,898        3,510        5.90
   Short term borrowings                   5,039           91         3.61         2,157           45        4.17
   Capitalized lease obligation and
     ESOP loan                             1,407           84        11.94         1,471           90       12.24
                                      ----------    ---------    ---------      --------     --------     -------
Total Interest Bearing Liabilities/
   Total Interest Expense                175,323        4,516         5.15%      147,799        3,971        5.37%
                                      ----------    ---------    ---------                   --------     -------
Noninterest bearing demand deposits       19,691                                  19,598
All other liabilities                      1,033                                     831
Stockholders' equity                      19,240                                  17,502
                                      ----------                                --------
Total Liabilities and Equity            $215,287                                $185,730
                                      ==========                                ========
Net Interest Income                                    $3,610                                  $3,832
                                                    =========                                ========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                       3.46%                                  4.28%
                                                                 =========                                =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


NONINTEREST INCOME

Noninterest income increased by 6.5%, for the first six months of 2001, when ignoring security gains and nonrecurring items for the first six months of 2001. The largest components of the increase were overdraft income and fees from processing merchant credit card deposits.

NONINTEREST EXPENSE

Noninterest expense increased over the first half by 1.3%, to $2.6 million in 2001. Increases in salaries, benefits, and payroll taxes and premises and fixed asset expense have been offset by decreases in other operating expenses as part of cost control efforts.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. SFAS 133 was adopted by the Corporation in 2000, and did not have a material effect on the consolidated financial position or results of operations. In November 2000, the FASB issued Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FASB No.
140). This statement revises the standards for accounting for securitzations and other transfers of financial assets and collateral and requires certain disclosures. The impact of FASB No. 140 as of December 31, 2000 was not material to the consolidated financial statements.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. For the Corporation, the major sources of liquidity have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by two facilities totaling $5.0 million, unsecured federal funds borrowing facilities, and a $14.0 million secured line of credit with the FHLB. The Corporation's large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


The Corporation's Asset Liability Management Committee ("ALCO"), which meets at least quarterly, is responsible for reviewing the interest rate sensitivity position of the Corporation and establishing policies to monitor and limit exposure to interest rate risk.

The Corporation currently utilizes two quantitative tools to measure and monitor interest rate risk: static gap analysis and net interest income simulation modeling. Each of these interest rate risk measurements has limitations, but management believes when these tools are evaluated together, they provide a balanced view of the exposure the Corporation has to interest rate risk.

The following table shows the maturity and repricing distribution of the Corporation's interest earning assets and interest bearing liabilities as of June 30, 2001. This table displays the interest rate sensitivity gap (interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio. Loans are presented net of unearned income, gross of the allowance, while securities are shown at amortized cost. Assumptions incorporated into the time table include decay assumptions on Now, Money Market and savings accounts. Prepayment of loans and securities are also included at current levels as of June 30, 2001. Additionally, many variable rate loans have interest rate floors which are incorporated in this table.


                                                      After Three         After One
                                         Within       Months But           Year But          After
                                         Three        Within One            Within           Five
                                         Months          Year             Five Years         Years          Total
                                       ---------     ------------        ------------      ----------     ---------
                                                                         (in thousands)
Interest earning assets:
   Federal funds sold                   $18,500           $ --                $ --              $ --        $18,500
   Securities                             9,934         15,490               7,854             7,049         40,326
   Loans                                 48,920         24,564              63,344            16,675        153,503
                                       --------        -------             -------           -------      ---------
     Total                               77,354         40,054              71,198            23,724       $212,329
                                       --------        -------             -------           -------      =========

Interest bearing liabilities:
   NOW and money market
     accounts                             2,177          6,635              12,302                --        $21,114
   Savings deposits                         567          1,771               4,744                --          7,082
   Jumbo time deposits                   63,659         10,879               4,591                --         79,129
   Time deposits < $100,000              21,754         13,946              20,328                --         56,028
   FHLB and repo sweeps                   6,556             --               3,000                --          9,556
   Capitalized lease obligation
     and ESOP payable                       400             28                 217               755          1,400
                                       --------        -------             -------           -------      ---------
     Total                               95,113         33,259              45,182               755       $174,309
                                       --------        -------             -------           -------      =========


Interest rate sensitivity gap          ($17,759)         6,795              26,016            22,969
Cumulative interest rate
   sensitivity gap                                    ($10,964)            $15,052           $38,021
Interest rate sensitivity gap
   ratio                                   0.81           1.20                1.58             31.42
Cumulative interest rate
   sensitivity gap ratio                                  0.91                1.09              1.22


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

At June 30, 2001, the Corporation is considered somewhat "liability sensitive" according to the preceding table. In a rising rate environment, the Corporation might not be able to increase prices on interest earning assets faster than the increase in rates on interest bearing liabilities.

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

As of March 31, 2001, the most recent and available analysis, the simulation model projects net interest income would remain stable or flat compared to the base net interest income, assuming an instantaneous parallel shift upward in the yield curve by 200 basis points. Conversely, if the yield curve were to decrease by 200 basis points, the model projects net interest income would increase by 8.9% of the base net interest income.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2001.


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