Form 10QSB/A
period 2001-06-30
COMMUNITY CENTRAL BANK CORP
filed 2001-08-14
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB/A-1

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

                           Yes   X           No
                               -----            -----



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                             Outstanding at August 13, 2001
             -----                             ------------------------------
Common Stock, $5 stated value                         2,661,922 Shares



Transitional Small Business Disclosure Format:
                           Yes               No   X
                               -----            -----

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB/A-1 (continued)



PART II



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


At its Annual Meeting held April 17, 2001, the Corporation's stockholders voted to elect four directors. Results of the election were as follows:



Nominee                    Votes For     Votes Against      Abstentions          Total
-------                    ---------     -------------      -----------          -----
Salvatore Cottone          2,479,834          ----              8,502          2,488,336
Bobby L. Hill              2,479,980          ----              8,356          2,488,336
Dean S. Petitpren          2,479,980          ----              8,356          2,488,336
Ronald R. Reed             2,470,514          ----             17,822          2,488,336

The terms of office of the following directors (who were not up for election) continued after the Annual Meeting; Harold W. Allmacher, Gebran S. Anton, Joseph Catenacci, Raymond M. Contesti, Celestina Giles, Joseph F. Jeannette, Michael D. Schwartz, Anthony R. Tersigni and David A. Widlak.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB/A-1 (continued)



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this amendment to its quarterly report on form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2001.


                           COMMUNITY CENTRAL BANK CORPORATION





                           By:  /S/ DAVID A. WIDLAK
                                -------------------
                           David A. Widlak;
                           Chairman of the Board and Chief Executive Officer (Principal Executive Officer)





                           By:  /S/ RAY T. COLONIUS
                                -------------------
                           Ray T. Colonius;
                           Treasurer
                           (Principal Financial and Accounting Officer)