Form 10QSB
period 2001-09-30
COMMUNITY CENTRAL BANK CORP
filed 2001-11-13
CIK 1014133

                                                                       CONFORMED



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended  September 30, 2001
                                ------------------

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

                                 (586) 783-4500
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes   X           No
                                                -----           -----



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                              Outstanding at November 12, 2001
             -----                              --------------------------------
Common Stock, $5 stated value                             2,661,922 Shares



Transitional Small Business Disclosure Format:
                                            Yes               No    X
                                                ------            ------

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Community Central Bank Corporation (the "Corporation") include the consolidation of its subsidiary; Community Central Bank (the "Bank"). Community Central Mortgage Company, LLC (the "Mortgage Company") commenced operations July 9, 2001. The ownership structure of the Mortgage Company consists of two members, Community Central Bank and Community Central Bank Corporation owning 99% and 1% of the Mortgage Company, respectively. The financial statements reflect the consolidation of this Bank subsidiary.

Following are the Corporation's Consolidated Balance Sheet as of September 30, 2001 and 2000, and December 31, 2000, and Consolidated Statements of Operations, Comprehensive Income, and Cash Flow for the quarter and nine month periods ended September 30, 2001 and 2000. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                    September 30,      December 31,    September 30,
                                                        2001               2000             2000
                                                     ---------         ---------        ---------
Assets                                                       (in thousands)
Cash and due from banks                              $   6,724          $   5,412          $   5,730
Federal funds sold                                      21,900             27,600             24,300
                                                     ---------          ---------          ---------
   Cash and Cash Equivalents                            28,624             33,012             30,030
                                                     ---------          ---------          ---------

Securities available for sale, at fair value            36,209             18,508             12,669
Investment securities, at amortized cost                 2,164              2,134              4,223
Mortgage loans held for sale                             2,573               --                 --

Loans
   Residential mortgage loans                           24,046             28,421             28,964
   Commercial loans                                    121,504            121,953            124,328
   Installment loans                                     4,837              5,889              6,015
                                                     ---------          ---------          ---------
   Total Loans                                         150,387            156,263            159,307
Allowance for credit losses                             (2,791)            (2,654)            (2,338)
                                                     ---------          ---------          ---------
   Net Loans                                           147,596            153,609            156,969
                                                     ---------          ---------          ---------

Net property and equipment                               1,778              1,873              1,789
Accrued interest receivable                              1,115              1,247              1,113
Other assets                                             1,144              1,256              1,200
                                                     ---------          ---------          ---------
   Total Assets                                      $ 221,203          $ 211,639          $ 207,993
                                                     =========          =========          =========

(continued)

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                           September 30,      December 31,       September 30,
                                                               2001               2000               2000
                                                             ---------          ---------          ---------
Liabilities                                                          (in thousands, except share data)
Deposits
   Noninterest bearing demand deposits                       $  25,164          $  18,983          $  20,270
   NOW and money market accounts                                20,673             20,488             18,563
   Savings deposits                                              7,205              8,768              7,782
   Time deposits                                               118,873            137,900            135,588
                                                             ---------          ---------          ---------
   Total deposits                                              171,915            186,139            182,203
                                                             ---------          ---------          ---------

Short term borrowings                                            9,160              4,157              5,086
Accrued interest payable                                           467                990                685
Other liabilities                                                  454                203                238
Federal Home Loan Bank advances                                 17,500               --                 --
Capitalized lease obligation                                     1,001              1,012              1,016
ESOP note payable                                                  384                421                433
                                                             ---------          ---------          ---------
   Total Liabilities                                           200,881            192,922            189,661
                                                             ---------          ---------          ---------
Stockholders' Equity
   Common stock -- $5 stated value; 9,000,000 shares
     authorized; 2,661,922 shares issued and
     outstanding at 9-30-2001, 12-31-2000 and
     9-30-2000                                                  13,309             13,309             13,310
   Additional paid-in capital                                    5,016              5,016              5,016
   Accumulated surplus                                           1,972                742                527
   Unearned employee benefit                                      (384)              (421)              (433)
   Accumulated other comprehensive income                          409                 71                (88)
                                                             ---------          ---------          ---------
   Total Stockholders' Equity                                   20,322             18,717             18,332
                                                             ---------          ---------          ---------
Total Liabilities and Stockholders' Equity                   $ 221,203          $ 211,639          $ 207,993
                                                             =========          =========          =========

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                         Three Months Ended                    Nine Months Ended
                                                             September 30,                       September 30,
                                                       2001              2000               2001              2000
                                                       -----             -----              -----             -----
                                                                 (in thousands, except per share data)
Interest Income
   Loans (including fees)                           $ 3,027            $ 3,750            $ 9,603            $10,688
   Securities                                           588                248              1,403                693
   Federal funds sold                                   140                402                875                822
                                                    -------            -------            -------            -------
   Total Interest Income                              3,755              4,400             11,881             12,203
                                                    -------            -------            -------            -------
Interest Expense
   Deposits                                           1,639              2,308              5,980              6,144
   Short term borrowings                                 49                 43                134                 88
   Capitalized lease obligation and ESOP                 40                 45                124                135
   Advances from FHLB                                   121               --                  127               --
                                                    -------            -------            -------            -------
   Total Interest Expense                             1,849              2,396              6,365              6,367
                                                    -------            -------            -------            -------
   Net Interest Income                                1,906              2,004              5,516              5,836
Provision for credit losses                             150                195                325                495
                                                    -------            -------            -------            -------
   Net Interest Income after Provision                1,756              1,809              5,191              5,341
                                                    -------            -------            -------            -------
Noninterest Income
   Deposit service charges                               63                 61                198                188
   Net realized security gain                           144               --                  239               --
   Mortgage banking income                              366               --                  366               --
   Other income                                          86                 98                229                232
                                                    -------            -------            -------            -------
   Total Noninterest Income                             659                159              1,032                420
                                                    -------            -------            -------            -------
Noninterest Expense
   Salaries, benefits, and payroll taxes                933                497              2,128              1,536
   Premises and fixed asset expense                     239                164                628                504
   Other operating expense                              579                640              1,615              1,847
                                                    -------            -------            -------            -------
Total Noninterest Expense                             1,751              1,301              4,371              3,887
                                                    -------            -------            -------            -------
   Income Before Taxes                                  664                667              1,852              1,874
Provision for income taxes                              223                235                622                664
                                                    -------            -------            -------            -------
   Net Income                                       $   441            $   432            $ 1,230            $ 1,210
                                                    =======            =======            =======            =======

(continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Per share data:
   Basic earnings                                     $0.17             $0.17             $0.47             $0.46

   Diluted earnings                                   $0.17             $0.17             $0.47             $0.46
                                                      =====             =====             =====             =====
   Cash Dividends                                     $ ---             $ ---             $ ---             $ ---
                                                      =====             =====             =====             =====

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

                                                          Three Months Ended                Nine Months Ended
                                                              September 30,                   September 30,
                                                        2001             2000             2001             2000
                                                       -----            -----            -----            -----
                                                                            (in thousands)
Net Income as Reported                                  $441             $432            $1,230           $1,210

Other Comprehensive Income, Net of Tax
   Change in unrealized gain on securities
     available for sale                                  215               44               339               56
                                                       -----            -----            ------           ------
Comprehensive Income                                    $656             $476            $1,569           $1,266
                                                       =====            =====            ======           ======

CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)                                                                    Nine Months Ended September 30,
                                                                                2001                  2000
                                                                              ---------             ---------
                                                                                      (in thousands)
Operating Activities
   Net income                                                                  $  1,230             $  1,210
   Adjustments to reconcile net income to net cash flow
     from operating activities:
    Net accretion of security discount                                               42                   (6)
    Net gain on sales and calls of securities                                      (239)                --
    Provision for credit losses                                                     325                  495
    Depreciation expense                                                            273                  245
    Deferred income tax                                                             (21)                (137)
    ESOP compensation expense                                                        37                   37
    Decrease (Increase) in accrued interest receivable                              132                 (270)
    Decrease (Increase) in other assets                                             133                  (67)
    (Decrease) Increase in accrued interest payable                                (523)                 243
    Increase in other liabilities                                                   177                   36
                                                                               --------             --------
   Net Cash Provided by Operating Activities                                      1,566                1,786

Investing Activities
   Purchases of securities available for sale                                   (39,625)              (4,942)
   Maturities, calls, and prepayments of securities available for sale           22,634                1,909
   Maturities, calls, and prepayments of investment securities                      399                  418
   Purchases of investment securities                                              (429)                --
   Decrease (Increase) in loans                                                   3,115              (18,079)
   Purchases of property and equipment                                             (178)                (141)
                                                                               --------             --------
   Net Cash Used in Investing Activities                                        (14,084)             (20,835)

Financing Activities
   Increase (Decrease) in demand and savings deposits                             4,803                  (94)
   (Decrease) Increase in time deposits                                         (19,027)              19,451
   Increase in short term borrowings                                              5,003                3,481
   Increase in FHLB advances                                                     17,500                 --
   Repayment of capitalized lease obligation                                       (112)                (113)
   Payment of ESOP debt                                                             (37)                 (37)
   Fractional shares paid on stock split                                           --                     (1)
                                                                               --------             --------
   Net Cash Provided by Financing Activities                                      8,130               22,687
                                                                               --------             --------
(Decrease) Increase in Cash and Cash Equivalents                                 (4,388)               3,638
Cash and Cash Equivalents at the Beginning
   of the Year                                                                   33,012               26,392
                                                                               --------             --------
Cash and Cash Equivalents at the End
   of the Period                                                               $ 28,624             $ 30,030
                                                                               ========             ========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                               $  6,888             $  6,020
   Federal Taxes Paid                                                               530                  801
                                                                               ========             ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiary, Community Central Bank, at September 30, 2001, December 31, 2000, and September 30, 2000 and the results of operations for the quarter and nine months ended September 30, 2001 and 2000. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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


COMMUNITY CENTRAL MORTGAGE COMPANY, LLC

Community Central Mortgage Company, LLC ("Mortgage Company") commenced operations on July 9, 2001. The Bank contributed its residential real estate portfolio and home equity lines of credit to the Mortgage Company. The Mortgage Company originates mortgage loans primarily for sale to the secondary market. The Mortgage Company has the Bank service the mortgages that it does not sell in the secondary market. The ownership structure of the Mortgage Company consists of two members, Community Central Bank and Community Central Bank Corporation, owning 99% and 1% of the Mortgage Company, respectively.

ASSETS

The Corporation's total assets have increased by $9.6 million, to $221.2 million at September 30, 2001, compared with $211.6 million at December 31, 2000.

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


                                                 September 30, 2001           December 31, 2000         September 30, 2000
                                                 -------------------          -----------------         ------------------
                                                 Amortized      Fair          Amortized       Fair       Amortized       Fair
                                                   Cost         Value           Cost         Value         Cost         Value
                                                  -------       -----         -------        -----       -------        -----
                                                                                (in thousands)
Securities Available for Sale
   United States Government agencies             $11,725       $11,885       $14,255       $14,364       $ 9,716       $ 9,660
   Mortgage backed securities                      2,798         2,859         2,829         2,826         2,978         2,902
   Fed Agency / Collateralized mortgage
     obligations                                  17,308        17,661           994           994          --            --
   Tax-exempt municipals                           3,756         3,804           321           324           106          --
                                                 -------       -------       -------       -------       -------       -------
       Total Securities Available for Sale        35,587        36,209        18,399        18,508        12,800        12,669
                                                 -------       -------       -------       -------       -------       -------

Investment Securities
   United States Government agencies               1,289         1,322          --            --           2,000         1,998
   Mortgage backed securities                                                  1,579         1,579         1,625         1,625
   Collateralized mortgage obligations              --            --             109           109           152           151
   Other Securities                                  875           875           446           446           446           446
                                                 -------       -------       -------       -------       -------       -------
       Total Investment Securities                 2,164         2,197         2,134         2,134         4,223         4,198
                                                 -------       -------       -------       -------       -------       -------

       Total Securities                          $37,751       $38,406       $20,533       $20,642       $17,023       $16,867
                                                 =======       =======       =======       =======       =======       =======

Mortgage loans held for sale were $2.6 million at September 30, 2001. The mortgages were generated from the Corporation's mortgage company subsidiary, which started operations July 9, 2001. Loans closed generally remain in loans held for sale for less than 30 days in duration. Loans are normally committed for sale before funding takes place. Total loans decreased by $5.9 million during the nine months ended September 30, 2001, as the Corporation experienced lessening demand in all loan categories. Commercial loans decreased by $400,000, while installment loans decreased $1.1 million, and residential mortgage loans decreased $4.4 million.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. The Corporation had approximately $26.8 million in outstanding loans at September 30, 2001, to commercial borrowers in the real estate rental and property management industries.

The following table shows an analysis of the allowance for credit losses:

                                                       Nine Months Ended September 30,
                                                          2001                 2000
                                                        -------              -------
                                                                (in thousands)
Allowance for credit losses at
   beginning of period                                  $ 2,654              $ 1,927

Provision charged to expense                                325                  495
Loans charged off (net)                                    (188)                 (84)
                                                        -------              -------
Allowance for credit losses at end of period            $ 2,791              $ 2,338
                                                        =======              =======
Allowance for credit losses as a percentage
   of loans at period end                                  1.86%                1.47%


Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. At September 30, 2001, there was $2.9 million of loans placed in nonaccrual status. Commercial loans and lease financing receivables are to be reported as being in nonaccrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may stay on accrual status. However, if the loan is not brought current before 120 days past due, the loan should be reported as nonaccrual. Any exceptions to automatic nonaccrual status at 90 days must be approved in writing by the Loan Committee, Credit Administration Officer, and the Chief Financial Officer. A nonaccrual asset may be restored to an accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, and in the process of collection.

The Corporation considers a loan impaired when it is probable that all interest and principal will not be collected in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgages and consumer loans) are considered impaired.

A summary of nonperforming assets is as follows:

                                                                September 30,       September 30,
                                                                   2001                2000
                                                                 -------             -------
                                                                         (in thousands)
Impaired loans:
   Nonaccrual                                                     $ 2,853             $   600
                                                                  -------             -------
Total impaired loans                                                2,853                 600
Other real estate                                                    ----                ----
                                                                  -------             -------
Total nonperforming assets                                        $ 2,853             $   600
                                                                  =======             =======
Impaired loans as a percentage of
   total loans                                                      1.87%              0.38%
                                                                  =======             =======
Total nonperforming assets as a percentage
   of total assets                                                  1.29%              0.29%
                                                                  =======             =======


A summary of total loans past due 90-days and still accruing interest is as follows:

                                                              September 30,        September 30,
                                                                  2001                2000
                                                                 -------             -------
                                                                         (in thousands)
Commercial                                                       $ ----              $ ----
Residential real estate                                               3                  79
Installment                                                        ----                  41
                                                                 ------              ------
     Total loans past due 90 days or more
       and still accruing interest                               $    3              $  120
                                                                 ======              ======

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

LIABILITIES

During the nine months ended September 30, 2001, total deposits decreased by $14.2 million, to $171.9 million. A large portion of the decline in deposits occurred in certificates of deposit that are larger than $100,000. The Corporation has been utilizing Federal Home Loan Bank ("FHLB") advances to better match against interest rate risk.

Short term borrowings at September 30 consist of securities sold with an agreement to repurchase them the following day. Following are details of short term borrowings for the dates indicated:

                                                               September 30,     September 30,
                                                                    2001             2000
                                                                -----------       -----------
                                                               (in thousands, except percentages)
         Amount outstanding at end of period                       $9,160           $5,086
         Weighted average interest rate on ending balance            2.50%            3.92%


         Maximum amount outstanding at any month end
           during the period                                       $9,160           $5,086


FHLB ADVANCES

In June of 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. These advances are secured under a blanket security agreement by first mortgage loans and the pledging of certain securities.

FHLB advances outstanding at September 30, 2001 were as follows:

                                                                       September 30, 2001
                                                                       ------------------
                                                               (in thousands, except percentages)
                                                                   Ending        Average rate
                                                                  Balance      at end of period
                                                                  -------      ----------------
         Short-term FHLB advances                                 $ 6,000            3.23%
         Long-term FHLB advances                                   11,500            4.71%
                                                                  -------           ------
                                                                  $17,500            4.54%


Long-term advances comprised eight advances with maturities ranging from August 2003 to August 2011.

CAPITAL

Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                                      September 30,   December 31,    September 30,   Minimum
                                                          2001            2000           2000        Requirement
                                                        --------      ----------      --------       ----------
Tier I capital to risk-weighted assets                   12.57%          11.74%         11.45%             4%
Total capital to risk-weighted assets                    13.83%          12.99%         12.70%             8%
Primary capital to assets                                10.13%           9.94%          9.79%           5.5%
Total capital to assets                                  10.13%           9.94%          9.79%             6%
Tier I capital to quarterly average assets (leverage)     9.23%           8.93%          9.01%             4%

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

The following table shows the changes in stockholders' equity for the nine months ended September 30, 2001:

                                              Additional                   Unearned   Accumulated Other
                                 Common        Paid-In      Retained       Employee     Comprehensive    Total
                                  Stock        Capital      Earnings       Benefits     Income (Loss)   Equity
                                ---------    -----------    --------      ----------     -------------  -------
Balance December 31, 2000        $13,309       $ 5,016       $   742       ($  421)       $    71       $18,717

Net income                          --            --           1,230          --             --           1,230
Release of ESOP shares              --            --            --              37           --              37
Other comprehensive income          --            --            --            --              338           338
                                 -------       -------       -------       -------        -------       -------
Balance September 30, 2001       $13,309       $ 5,016       $ 1,972       ($  384)       $   409       $20,322
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

                                                           Three Months Ended                           Nine Months Ended
                                                       September 30, 2001 vs. 2000                 September 30, 2001 vs. 2000
                                                ---------------------------------------      --------------------------------------
                                                            Increase (Decrease)                      Increase (Decrease)
                                                             Due to Changes In                        Due to Changes In
                                                            -------------------                      -------------------
                                                  Total         Volume           Rate         Total          Volume         Rate
                                                               and Both                                     and Both
                                                ---------      ---------      ---------      ---------      ---------     ---------
                                                                                 (in thousands)
Earning Assets - Interest Income
   Federal funds sold                             ($262)          ($71)         ($191)       $    53        $   261          ($208)
   Securities                                       340            362            (22)           710            748            (38)
   Loans                                           (723)          (126)          (597)        (1,085)           (67)        (1,018)
                                                -------        -------        -------        -------        -------        -------

     Total                                         (645)           165           (810)          (322)           942         (1,264)
                                                -------        -------        -------        -------        -------        -------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                    (58)             3            (62)          (111)             9           (120)
   Savings deposits                                 (30)            (3)           (27)           (59)            (7)           (52)
   Time deposits                                   (581)           (56)          (525)             6            600           (594)
   Short term borrowings                            127            127              1            173            177             (4)
   Lease and ESOP                                    (5)            (2)            (3)           (11)            (6)            (5)
                                                -------        -------        -------        -------        -------        -------

     Total                                         (547)            69           (616)            (2)           773           (775)
                                                -------        -------        -------        -------        -------        -------
Net Interest Income                                ($98)                                       ($320)
                                                =======                                      =======

For the nine months ended September 30, 2001, net interest income decreased by 5.5%, or $320,000 over the nine months ended September 30, 2000. This was due to a significant decrease in short term interest rates. The net interest margin for the nine months ended September 30, 2001 was 3.53% compared to 4.20% for the nine months ended September 30, 2000. The contraction in net interest margin was due in part to the Corporation's prior sensitivity to immediate changes in short-term interest rates, coupled with a decline in total loans as a percentage of total assets. The Corporation obtains higher interest rates on loans than it does on securities, therefore as the percentage of total loans to total assets decreases, so does the corresponding net interest margin. The net interest margin in the third quarter 2001 was 3.67%, compared with the second quarter 2001 of 3.43%, indicating an actual increase in the third quarter, despite a continuation of further decreases in rates enacted by the Federal Reserve. Continued emphasis on balance sheet management should enable the Corporation to keep net interest margin stable.

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and nine month periods ended September 30, 2001 and 2000. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.


                                                                    Three Months Ended September 30,
                                            -----------------------------------       -----------------------------------
                                                             2001                                     2000
                                            ---------    ---------    ---------       ---------    ---------    ---------
                                                                        Average                                   Average
                                                           Interest      Rate                        Interest      Rate
                                              Average      Income/      Earned/         Average      Income/      Earned/
                                              Balance      Expense       Paid           Balance      Expense       Paid
                                            ---------    ---------     ---------      ---------    ---------    ---------
                                                                              (in thousands)
Assets
   Federal funds sold                       $   16,106    $     140         3.48%     $ 24,311     $    402        6.61%
   Securities                                   40,824          588         5.76        15,713          248        6.31
   Loans                                       151,075        3,027         8.01       157,369        3,750        9.53
                                            ----------    ---------     --------      --------     --------     -------
Total Earning Assets/
   Total Interest Income                       208,005        3,755         7.22%      197,393        4,400        8.92%
                                                          ---------     --------                   --------     -------
Cash and due from banks                          6,270                                   5,516
All other assets                                 1,367                                   1,550
                                            ----------                                --------
Total Assets                                $  215,642                                $204,459
                                            ==========                                ========
Liabilities and Equity
   NOW and money market accounts            $   19,922           50         0.98%     $ 18,621          108        2.32%
   Savings deposits                              7,426           30         1.62         8,084           60        2.97
   Time deposits                               127,506        1,559         4.89       132,107        2,140        6.48
   Short term borrowings                        15,970          170         4.26         4,074           43        4.22
   Capitalized lease obligation and ESOP         1,384           40        11.56         1,448           45       12.43
                                            ----------    ---------     --------      --------     --------     -------
Total Interest Bearing Liabilities/
   Total Interest Expense                      172,208        1,849         4.29%      164,334        2,396        5.83%
                                                          ---------     --------                   --------     -------
Noninterest bearing demand deposits             22,636                                  21,075
All other liabilities                              833                                     900
Stockholders' equity                            19,965                                  18,150
                                            ----------                                --------
Total Liabilities and Equity                $  215,642                                $204,459
                                            ==========                                ========
Net Interest Income                                       $   1,906                                $  2,004
                                                          =========                                ========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                             3.67%                                  4.06%
                                                                        ========                                =======

                                                                   Nine Months Ended September 30,
                                            ------------------------------------      ----------------------------------
                                                             2001                                   2000
                                            ----------    ---------     --------      --------    ---------     --------
                                                                         Average                                Average
                                                           Interest       Rate                     Interest       Rate
                                             Average       Income/       Earned/      Average      Income/       Earned/
                                             Balance       Expense        Paid        Balance      Expense        Paid
                                            ----------    ---------     --------      --------    ---------     --------
                                                                           (in thousands)
Assets
   Federal funds sold                       $   24,946    $     875         4.68%     $ 17,493    $     822        6.27%
   Securities                                   31,563        1,403         5.93        14,725          693        6.28
   Loans                                       151,861        9,603         8.43       152,921       10,688        9.32
                                            ----------    ---------     --------      --------    ---------     -------
Total Earning Assets/
   Total Interest Income                       208,370       11,881         7.60%      185,139       12,203        8.79%
                                                          ---------     --------                  ---------     -------
Cash and due from banks                          5,585                                   5,215
All other assets                                 1,452                                   1,665
                                            ----------                                --------
Total Assets                                $  215,407                                $192,019
                                            ==========                                ========
Liabilities and Equity
   NOW and money market accounts            $   18,151          194         1.43%     $ 17,311          305        2.35%
   Savings deposits                              8,034          131         2.17         8,443          190        3.00
   Time deposits                               137,967        5,655         5.47       123,334        5,649        6.11
   Short term borrowings                         8,723          261         3.99         2,801           88        4.19
   Capitalized lease obligation and ESOP         1,400          124        11.81         1,463          135       12.30
                                            ----------    ---------     --------      --------    ---------     -------
Total Interest Bearing Liabilities/
   Total Interest Expense                      174,275        6,365         4.87%      153,352        6,367        5.54%
                                                          ---------     --------                  ---------     -------
Noninterest bearing demand deposits             20,683                                  20,034
All other liabilities                              964                                     914
Stockholders' equity                            19,485                                  17,719
                                            ----------                                --------
Total Liabilities and Equity                $  215,407                                $192,019
                                            ==========                                ========
Net Interest Income                                       $   5,516                               $   5,836
                                                          =========                               =========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                             3.53%                                  4.20%
                                                                        ========                                =======

NONINTEREST INCOME

Noninterest income increased by 88.8%, for the first nine months of 2001, when ignoring security gains and nonrecurring items for the first nine months of 2000. Mortgage banking income of $366,000 provided the largest sector of growth in noninterest income. The newly formed Mortgage subsidiary started operations July 9, 2001. The largest components of noninterest income are mortgage banking income, service charge fee income and credit card merchant processing fees. The mortgage banking income consisted of origination fee income received by the Mortgage Company upon the sale of residential mortgages. The corresponding compensation expense paid to the originators employed by the Mortgage Company is recorded as salary, benefits and payroll taxes in the noninterest expense section of the Consolidated Statement of Operations.

NONINTEREST EXPENSE

Noninterest expense increased for the first nine months by 12%, to $4.4 million in 2001. This was primarily the result of growth of the Corporation, and the start of the mortgage subsidiary in July 2001. Growth in noninterst expense was offset by growth in fee income. One segment of salary and benefit growth corresponds to the Mortgage Company subsidiary and represents the commissions paid to its originators. The offsetting origination income is shown under Mortgage banking income.

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

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. For the Corporation, the major sources of liquidity have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by a $5.0 million unsecured federal funds borrowing facility, and a $30.0 million secured line of credit with the FHLB. The Corporation's large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit.

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

The following table shows the maturity and repricing distribution of the Corporation's interest earning assets and interest bearing liabilities as of September 30, 2001. This table displays the interest rate sensitivity gap (interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio. Loans are presented net of unearned income, gross of the allowance, while securities are shown at amortized cost. Assumptions incorporated into the time table include estimates of partial redemptions on Now, Money Market and savings accounts. Prepayment of loans and securities are also included at current levels as of September 30, 2001. Additionally, many variable rate loans have interest rate floors which are incorporated in this table.

                                                 After Three          After One
                                   Within         Months But           Year But          After
                                    Three         Within One            Within           Five
                                    Months          Year              Five Years         Years         Total
                                  ---------       -------             ----------        -------      ---------
                                                                   (in thousands)
Interest earning assets:
   Federal funds sold             $ 21,900        $  ----             $  ----          $  ----      $   21,900
   Securities                        6,539          5,032              14,044           12,136          37,751
   Portfolio loans and
     held for resale                43,457         38,983              53,914           16,606         152,960
                                  --------        -------             -------          -------      ----------
     Total                          71,896         44,015              67,958           28,742         212,611
                                  --------        -------             -------          -------      ==========

Interest bearing liabilities:
   NOW and money market
     accounts                        2,225          6,755              11,693             ----      $   20,673
   Savings deposits                    576          1,801               4,828             ----           7,205
   Jumbo time deposits              35,279         15,499              11,629             ----          62,407
   Time deposits < $100,000         21,217         17,928              17,321             ----          56,466
   FHLB and repo sweeps             14,160           ----               7,000            5,500          26,660
   Capitalized lease obligation
     and ESOP payable                  391             31                 230              732           1,384
                                  --------        -------             -------          -------      ----------
     Total                          73,848         42,014              52,701            6,232      $  174,795
                                  --------        -------             -------          -------      ==========


Interest rate sensitivity gap      ($1,952)         2,001              15,257           22,510
Cumulative interest rate
   sensitivity gap                                    $49             $15,306          $37,816
Interest rate sensitivity gap
   ratio                              0.97           1.05                1.29             4.61
Cumulative interest rate
   sensitivity gap ratio                             1.00                1.09             1.22

The table above indicates the time periods in which interest earning assets and interest bearing liabilities will mature or may be repriced, generally according to their contractual terms. However, this table does not necessarily indicate the impact that general interest rate movements would have on the Corporation's net interest margin, because the repricing of certain assets and liabilities is discretionary, and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels.

At September 30, 2001, the Corporation is considered somewhat "asset sensitive" according to the preceding table. In a downward rate environment, the Corporation might not be able to decrease prices on interest bearing liabilities faster than the decrease in rates on interest bearing assets.

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

As of June 30, 2001, the most recent and available analysis, the simulation model projects net interest income would increase by less than 1% of the base net interest income, assuming an instantaneous parallel shift upward in the yield curve by 200 basis points. Conversely, if the yield curve were to decrease by 200 basis points, the model projects net interest income would decrease by less than 1% of the base net interest income.

PART II

ITEM 1.  LEGAL PROCEEDINGS

As a depository of funds, the Bank is occasionally named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Such litigation is incidental to the Bank's business. Management is not aware of any threatened or pending litigation in which the Corporation or the Bank is likely to experience loss or exposure which would materially adversely affect the Corporation's capital resources, results of operations, or liquidity.

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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2001.


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