Form 10KSB40
period 2001-12-31
COMMUNITY CENTRAL BANK CORP
filed 2002-03-29
CIK 1014133

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

For the fiscal year ended December 31, 2001        Commission File No. 000-33373
                         -------------------


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


                                 (586) 783-4500
                                 --------------
                           (Issuer's telephone number)


           Securities registered under Section 12(b) of the Act: None


              Securities registered under Section 12(g) of the Act
                                  Common Stock
                                  ------------
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
         YES  X            NO
            ----             ----

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenue for its most recent fiscal year was $17,309,000

         As of March 22, 2002, 2,661,922 shares of Common Stock of the issuer were outstanding. The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $15.9 million as of March 22, 2002; based on the average of the bid and asked prices ($7.625) on that date. (For purposes of this calculation, 582,000 shares owned by the members of the Corporation's Board of Directors and Executive Officers have been excluded.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part II Part of Stockholder Report of the issuer for the year ended December 31, 2001.

         Part III Part of the Proxy Statement of the issuer for its April 16, 2002 Annual Meeting.

Transitional Small Business Disclosure Format                 Yes      No  X
                                                                  ----   ----

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

THE BANK

         The Bank is a state banking corporation which operates pursuant to a charter issued by the State of Michigan. The Bank's deposits are insured to the maximum extent allowed by the Federal Deposit Insurance Corporation.

         The Bank, through its office at 100 North Main Street, Mount Clemens, Michigan, provides a wide variety of commercial banking services to individuals, businesses, governmental units, and other institutions. Its services include accepting time, demand and savings deposits, including regular checking accounts, NOW and money market accounts, and certificates of deposit. In addition, the Bank makes secured and unsecured commercial, construction, mortgage, and consumer loans, and provides safe deposit facilities. The Corporation operates a loan center in Port Huron, Michigan, serving small and medium-sized businesses in St. Clair County and consumers with residential mortgage products. On July 9, 2001 Community Central Mortgage Company, LLC ("Mortgage Company") commenced operations. The ownership structure of the Mortgage Company consists of two members, the Bank and the Corporation owning 99% and 1% of the Mortgage Company, respectively.

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

         The Bank Holding Company Act limits the activities which may be engaged in by the Corporation and its subsidiaries to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be closely related to banking or managing or controlling banks. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company, or a subsidiary, and activities commenced by acquisition of a going concern.

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

EMPLOYEES

         As of December 31, 2001, the Corporation and the Bank employed 52 persons (full time equivalent).

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

         The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, the Bank is prohibited from investing in equity securities. Under one such exception, in certain circumstances (and with the prior approval of the FDIC) the Bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in certain real estate related activities. The Bank has no present plans to make such an investment. Real estate acquired by the Bank in satisfaction of or foreclosure upon loans may be held by the Bank. The Bank is also permitted to invest an aggregate amount not in excess of two-thirds of the capital and surplus of the Bank in such real estate as is necessary for the convenient transaction of its business. The Bank has no present plans to make any such investment. The Board of Directors of the Corporation or the Bank may alter their investment policies without shareholder approval.

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

LEGAL LENDING LIMIT

         Pursuant to state regulations, the Bank is limited in the amount that it may lend to a single borrower. As of December 31, 2001, the legal lending limit was approximately $2.5 million; however, that limit can be expanded (for individual loans) to approximately $4.2 million with 2/3 approval of the Board of Directors.

RETURN ON EQUITY AND ASSETS

         The following table contains selected ratios:

                                                            Year ended December 31,
                                                     2001              2000             1999
                                                     -----             -----            -----
         Return on average total assets               0.75%             0.73%            0.57%
         Return on average equity                     8.23%             7.93%            5.45%
         Dividend payout ratio                           NA               NA                NA
         Average equity to average assets             9.06%             9.15%           10.40%


ADDITIONAL STATISTICAL DATA

         The additional consolidated statistical information shown under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 32 to 39 of the 2001 Stockholder Report of the Corporation for the year ended December 31, 2001 included in Exhibit 13 to this Report (the "Stockholder Report") is incorporated here by reference.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information shown under the caption "Stock Information" on page 40 of the Stockholder Report is incorporated here by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The information shown under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 32 to 39 of the Stockholder Report is incorporated here by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The information presented under the captions "Consolidated Balance Sheet," "Consolidated Statement of Income," "Consolidated Statement of Comprehensive Income," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flow," and "Notes to Consolidated Financial Statements," on pages 1 through 31 of the Stockholder Report, as well as the Independent Auditor's Report of Plante & Moran, LLP, dated January 24, 2002, included in the Stockholder Report, are incorporated here by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information listed under the caption "Information about Directors and Nominees as Directors" in the Proxy Statement of the Corporation for its Annual Meeting of Stockholders to be held on April 16, 2002, a copy of which has been filed with the Securities and Exchange Commission (the "Proxy Statement") is incorporated here by reference.

EXECUTIVE OFFICERS

         The following is a list of the executive officers of the Corporation and one of the executive officers of the Bank, together with their ages and their positions at December 31, 2001. Executive officers are elected annually by the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

         Name and Position                       Position Held Since           Age
     David A. Widlak
       Chairman of the Board and CEO               2000 - present               53

     Ronald R. Reed                                2000 -- present              54
       President and CEO
       Community Central Bank

     Raymond M. Contesti
       President (1)                               2000 -- 2002                 66

     Dean S. Petitpren
       Vice President                              2000 - present               59

     Ray T. Colonius
       Corporate Treasurer                         1999 -- present              44


     (1) On March 15, 2002 Raymond M. Contesti retired from the position of President of the Corporation and the Board of Directors for the Corporation and the Bank.

         David A. Widlak previously held the position of President and Chief Executive Officer of Central Holding Company. Ronald R. Reed previously served as Vice President of business development at First International Bank from October 1999 to September 2000. He headed Midwest Business Strategies, Inc. from May 1998 to October 1999. Prior to that he served with Michigan National Bank from March 1970 to May 1998 most recently as an area director for small business banking. Mr. Petitpren has been President of Petitpren, Inc. a wholesaler beer distributor located in Macomb County from 1961 to present. Ray T. Colonius previously held a position of C.F.O. with Logicom Telecommunications for one year prior to his position with the Corporation. Prior to that he served at Huntington Banks of Michigan for approximately 14 years in various financial officer positions.

ITEM 10.  EXECUTIVE COMPENSATION

         The information detailed in the last four paragraphs under the caption "Board of Directors Meetings and Committees," and under the captions "Summary Compensation Table," "Options Granted in 2001" and "Aggregated Stock Option Exercises in 2001 and Year End Option Values" in the Proxy Statement is incorporated here by reference.

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

         10.1 1996 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996 (management contract or compensentory plan)

         10.2 1996 Stock Option Plan for Nonemployee Directors is incorporated by reference to exhibit 10.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996 (management contract or compensentory plan)

         10.3         Lease Agreement between the Corporation and T.A.P.
                      Properties, LLC, dated May 16, 1996, is incorporated by reference to exhibit 10.3 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

         10.4 Vicant Office Building Lease Agreement dated April 1, 1997, between Gebran S. Anton, Jr. and the Bank is incorporated by reference to exhibit 10.5 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-58475) which became effective August 25, 1998

         10.5 1999 Stock Option Plan for Directors is incorporated by reference to exhibit 10.5 of the Corporation's Annual Report to the SEC on Form 10-KSB for the year ending December 31, 1999 (Commission File No. 333-04113) (management contract or compensentory plan)

         10.6 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.6 of the Corporation's Annual Report to the SEC on Form 10-KSB for the year ending December 31, 2000. (Commission File No. 333-04113) (management contract or compensentory plan)

         10.7 2002 Incentive Plan (management contract or compensentory plan)

         11           Computation of Per Share Earnings

         13 2001 Stockholder Report (without Notice of Annual Meeting or Proxy Statement referred to on the cover of the 2001 Stockholder Report). Except for the portions of the 2001 Stockholder Report that are expressly incorporated by reference in this Stockholder Report on Form 10-KSB, the 2001 Annual Report of the Corporation shall not be deemed filed as a part hereof

         21           List of subsidiaries of the Corporation.

         23           Consent of Independent Auditor

(b)  Reports on Form 8-K

         The Corporation has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2002:


                                   COMMUNITY CENTRAL BANK CORPORATION


                                   /S/ DAVID A. WIDLAK
                                   --------------------------------
                                   David A. Widlak; Chairman and
                                   Chief Executive Officer
                                     (principal executive officer)

                                   /S/ RAY T. COLONIUS
                                   --------------------------------
                                   Ray T. Colonius, Treasurer
                                   (principal financial and accounting officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 27, 2001:


/S/ GEBRAN S. ANTON                 /S/ DEAN S. PETITPREN
-------------------------------     --------------------------------
Gebran S. Anton; Director           Dean S. Petitpren; Vice President and
                                    Director

/S/ JOSEPH CATENACCI                /S/ RONALD R. REED
-------------------------------     --------------------------------
Joseph Catenacci; Director          Ronald R. Reed; Director

/S/ SALVATORE COTTONE               /S/ MICHAEL D. SCHWARTZ
-------------------------------     --------------------------------
Salvatore Cottone; Director         Michael D. Schwartz; Director

/S/ CELESTINA GILES                 /S/ ANTHONY R. TERSIGNI
-------------------------------     --------------------------------
Celestina Giles; Director           Anthony R. Tersigni; Director

/S/ BOBBY L. HILL                   /S/ DAVID A. WIDLAK
-------------------------------     --------------------------------
Bobby L. Hill; Director             David A. Widlak; Chairman of the Board
                                    and Chief  Executive Officer, and Director
                                    (principal executive officer)

/S/ JOSEPH F. JEANNETTE             /S/ RAY T. COLONIUS
-------------------------------     --------------------------------
Joseph F. Jeannette; Director       Ray T. Colonius, Treasurer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                 EXHIBIT DESCRIPTION
--------------                 -------------------

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

         10.1 1996 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996 (management contract or compensentory plan)

         10.2 1996 Stock Option Plan for Nonemployee Directors is incorporated by reference to exhibit 10.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996 (management contract or compensentory plan)

         10.3         Lease Agreement between the Corporation and T.A.P.
                      Properties, LLC, dated May 16, 1996, is incorporated by reference to exhibit 10.3 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

         10.4 Vicant Office Building Lease Agreement dated April 1, 1997, between Gebran S. Anton, Jr. and the Bank is incorporated by reference to exhibit 10.5 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-58475) which became effective August 25, 1998

         10.5 1999 Stock Option Plan for Directors is incorporated by reference to exhibit 10.5 of the Corporation's Annual Report to the SEC on Form 10-KSB for the year ending December 31, 1999 (Commission File No. 333-04113) (management contract or compensentory plan)

         10.6 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.6 of the Corporation's Annual Report to the SEC on Form 10-KSB for the year ending December 31, 2000. (Commission File No. 333-04113) (management contract or compensentory plan)

         10.7 2002 Incentive Plan (management contract or compensentory plan)

         11           Computation of Per Share Earnings

         13 2001 Stockholder Report (without Notice of Annual Meeting or Proxy Statement referred to on the cover of the 2001 Stockholder Report). Except for the portions of the 2001 Stockholder Report that are expressly incorporated by reference in this Stockholder Report on Form 10-KSB, the 2001 Annual Report of the Corporation shall not be deemed filed as a part hereof

         21           List of subsidiaries of the Corporation.

         23           Consent of Independent Auditor