Form 10QSB
period 2002-03-31
COMMUNITY CENTRAL BANK CORP
filed 2002-05-10
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended   March 31, 2002
                                 --------------

                          Commission File No. 000-33373

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
                               Yes  X     No
                                  -----      -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                            Outstanding at May 10, 2002
                  -----                            ---------------------------
     Common Stock, $5 stated value                        2,664,922 Shares



Transitional Small Business Disclosure Format:
                               Yes        No   X
                                  -----      -----

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

Following are the Corporation's Consolidated Balance Sheet as of March 31, 2002 and 2001, and December 31, 2001, and Consolidated Statements of Income, Comprehensive Income, and Cash Flow for the three month periods ended March 31, 2002 and 2001. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                  March 31,      December 31,      March 31,
                                                    2002             2001            2001
                                                  ---------       ---------       ---------
Assets                                                         (in thousands)
Cash and due from banks                           $   6,868       $   6,892       $   4,798
Federal funds sold                                   13,800          21,200          34,200
                                                  ---------       ---------       ---------
   Cash and Cash Equivalents                         20,668          28,092          38,998
                                                  ---------       ---------       ---------

Securities available for sale, at fair value         48,276          44,328          22,894
Investment securities, at amortized cost              1,048           1,207           1,582
FHLB stock                                              875             875             446
Residential mortgage loans held for sale                959           5,010              --

Loans
   Residential mortgage loans                        24,332          21,200          27,349
   Commercial loans                                 133,464         128,174         118,965
   Installment loans                                  4,695           4,837           5,364
                                                  ---------       ---------       ---------
   Total Loans                                      162,491         154,211         151,678
Allowance for credit losses                          (3,014)         (2,930)         (2,622)
                                                  ---------       ---------       ---------
   Net Loans                                        159,477         151,281         149,056
                                                  ---------       ---------       ---------

Net property and equipment                            1,801           1,777           1,828
Other real estate owned                                 320              --              --
Accrued interest receivable                           1,199           1,248           1,127
Other assets                                          1,186           1,218           1,055
                                                  ---------       ---------       ---------
   Total Assets                                   $ 235,809       $ 235,036       $ 216,986
                                                  =========       =========       =========

(continued)

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                          March 31,      December 31,     March 31,
                                                            2002            2001            2001
                                                          ---------       ---------       ---------
Liabilities                                                    (in thousands, except share data)
Deposits
   Noninterest bearing demand deposits                    $  28,855       $  27,188       $  17,174
   NOW and money market accounts                             22,621          19,185          15,773
   Savings deposits                                           7,415           7,572           9,556
   Time deposits                                            131,116         138,369         147,731
                                                          ---------       ---------       ---------
   Total deposits                                           190,007         192,314         190,234
                                                          ---------       ---------       ---------

Repurchase agreements                                         6,609           6,739           5,011
Federal Home Loan Bank advances                              16,400          13,400              --
Accrued interest payable                                        475             438             895
Other liabilities                                               195             304             191
Capitalized lease obligation                                    983             993           1,008
ESOP note payable                                               359             371             408
                                                          ---------       ---------       ---------
   Total Liabilities                                        215,028         214,559         197,747
                                                          ---------       ---------       ---------
Stockholders' Equity
   Common stock -- $5 stated value; 9,000,000 shares
     authorized; 2,661,922 shares issued and
     outstanding at 3-31-2002, 12-31-2001 and
     3-31-2001                                               13,309          13,309          13,309
   Additional paid-in capital                                 5,009           5,009           5,016
   Accumulated surplus                                        2,793           2,368           1,140
   Unearned employee benefit                                   (359)           (371)           (408)
   Accumulated other comprehensive income                        29             162             182
                                                          ---------       ---------       ---------
   Total Stockholders' Equity                                20,781          20,477          19,239
                                                          ---------       ---------       ---------
Total Liabilities and Stockholders' Equity                $ 235,809       $ 235,036       $ 216,986
                                                          =========       =========       =========

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                                       Three Months Ended March 31,
                                                        2002                 2001
                                                       ------               ------
                                                  (in thousands, except per share data)
Interest Income
   Loans (including fees)                              $2,874               $3,456
   Securities                                             561                  357
   Federal funds sold                                     101                  407
                                                       ------               ------
   Total Interest Income                                3,536                4,220
                                                       ------               ------
Interest Expense
   Deposits                                             1,300                2,332
   Repurchase agreements                                   42                   36
   Federal Home Loan Bank advances                        187                   --
   Capitalized lease obligation                            33                   33
   ESOP loan interest expense                               4                    9
                                                       ------               ------
   Total Interest Expense                               1,566                2,410
                                                       ------               ------
   Net Interest Income                                  1,970                1,810
Provision for credit losses                               150                  100
                                                       ------               ------
   Net Interest Income after Provision                  1,820                1,710
                                                       ------               ------
Noninterest Income
   Deposit service charges                                 54                   69
   Net realized security gain                              30                   41
   Mortgage banking income                                468                   --
   Other income                                            69                   63
                                                       ------               ------
   Total Noninterest Income                               621                  173
                                                       ------               ------
Noninterest Expense
   Salaries, benefits, and payroll taxes                  947                  585
   Premises and fixed asset expense                       233                  189
   Other operating expense                                642                  507
                                                       ------               ------
Total Noninterest Expense                               1,822                1,281
                                                       ------               ------
   Income Before Taxes                                    619                  602
Provision for income taxes                                194                  203
                                                       ------               ------
   Net Income                                          $  425               $  399
                                                       ======               ======

(continued)

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

Per share data:
   Basic earnings                                      $ 0.16               $ 0.15

   Diluted earnings                                    $ 0.16               $ 0.15
                                                       ======               ======
   Cash Dividends                                      $  --                $  --
                                                       ======               ======

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

                                                                     Three Months Ended March 31,
                                                                       2002                 2001
                                                                      -----                -----
                                                                            (in thousands)
Net Income as Reported                                                $ 425                $ 399

Other Comprehensive Income, Net of Tax
   Change in unrealized gain on securities
     available for sale                                                (133)                 111
                                                                      -----                -----
Comprehensive Income                                                  $ 292                $ 510
                                                                      =====                =====

CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

                                                                                Three Months Ended March 31,
                                                                               2002                    2001
                                                                             --------                --------
                                                                                     (in thousands)
Operating Activities
   Net income                                                                $    425                $    399
   Adjustments to reconcile net income to net cash flow
     from operating activities:
    Net accretion of security discount                                             91                      --
    Net gain on sales and call of securities                                      (30)                    (41)
    Provision for credit losses                                                   150                     100
    Depreciation expense                                                           88                      86
    Deferred income tax                                                            77                     198
    ESOP compensation expense                                                      12                      13
    Decrease in accrued interest receivable                                        49                     120
    (Increase) Decrease in other assets                                          (297)                    (55)
    Decrease (Increase) in accrued interest payable                                37                     (95)
    (Decrease) Increase in other liabilities                                      (75)                     22
    Decrease in loans held for sale                                             4,051                      --
                                                                             --------                --------
   Net Cash Provided by Operating Activities                                    4,578                     747

Investing Activities
   Maturities, calls, sales and prepayments of securities
     available for sale                                                        10,359                   8,553
   Purchase of securities available for sale                                  (14,570)                (12,730)
   Maturities, calls, and prepayments of investment securities                    159                     106
   (Increase) Decrease in loans                                                (8,346)                  4,453
   Purchases of property and equipment                                           (112)                    (41)
                                                                             --------                --------
   Net Cash (Used in) Provided by Investing Activities                        (12,510)                    341

Financing Activities
   Increase (Decrease) in demand and savings deposits                           4,946                  (5,736)
   (Decrease) Increase in time deposits                                        (7,253)                  9,831
   (Decrease) Increase in short term borrowings                                  (130)                    854
   Increase in FHLB advances                                                    3,000                      --
   Repayment of capitalized lease obligation                                      (43)                    (38)
   Payment of ESOP debt                                                           (12)                    (13)
                                                                             --------                --------
   Net Cash Provided by Financing Activities                                      508                   4,898
                                                                             --------                --------
(Decrease) Increase in Cash and Cash Equivalents                               (7,424)                  5,986
Cash and Cash Equivalents at the Beginning
   of the Year                                                                 28,092                  33,012
                                                                             --------                --------
Cash and Cash Equivalents at the End
   of the Period                                                             $ 20,668                $ 38,998
                                                                             ========                ========

Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                             $  1,603                $  2,505
   Federal Taxes Paid                                                        $    298                $    275
                                                                             ========                ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiary, Community Central Bank, at March 31, 2002, December 31, 2001, and March 31, 2001 and the results of operations for three months ended March 31, 2002 and 2001. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

ASSETS

The Corporation's total assets have increased by $18.8 million, to $235.8 million at March 31, 2002, compared with $217.0 million at March 31, 2001.

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


                                                   March 31, 2002        December 31, 2001           March 31, 2001
                                               ---------------------    ---------------------     ----------------------
                                               Amortized      Fair      Amortized       Fair      Amortized       Fair
                                                  Cost        Value        Cost         Value        Cost         Value
                                                -------      -------      -------      -------      -------      -------
                                                                             (in thousands)
Securities Available for Sale
   United States Government agencies            $20,535      $20,467      $22,089      $22,171      $ 9,923      $10,158
   Mortgage backed securities                     3,257        3,282        2,440        2,471        2,655        2,676
   Fed Agency / Collateralized mortgage
     obligations                                 18,295       18,395       13,874       14,033        8,827        8,841
   Tax-exempt municipals                          6,144        6,132        5,678        5,653        1,212        1,219
                                                -------      -------      -------      -------      -------      -------
       Total Securities Available for Sale       48,231       48,276       44,081       44,328       22,617       22,894
                                                -------      -------      -------      -------      -------      -------

Investment Securities
   Mortgage backed securities                     1,048        1,078        1,207        1,233        1,516        1,537
   Collateralized mortgage obligations               --           --           --           --           66           66
                                                -------      -------      -------      -------      -------      -------
       Total Investment Securities                1,048        1,078        1,207        1,233        1,582        1,603
                                                -------      -------      -------      -------      -------      -------

       Total Securities                         $49,279      $49,354      $45,288      $45,561      $24,199      $24,497
                                                =======      =======      =======      =======      =======      =======

Mortgage loans held for sale were $959,000 at March 31, 2002. The mortgages were generated from the Corporation's mortgage company subsidiary, which started operations July 9, 2001. Loans closed generally remain in loans held for sale for less than 30 days in duration. Loans are normally committed for sale before funding takes place. Commercial loans increased $14.8 million for the twelve months ending March 31, 2002, while residential mortgage loans decreased by $3.0 million, reflecting increased refinancing activity. Total loans increased by $8.6 million in aggregate during the three-month period ended March 31, 2002.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Additionally, the Corporation had approximately $36.4 million in outstanding loans at March 31, 2002, to commercial borrowers in the real estate rental and property management industries.

The following table shows an analysis of the allowance for credit losses:

                                                     Three Months Ended March 31,
                                                       2002                2001
                                                      -------            -------
                                                             (in thousands)
Allowance for credit losses at
   beginning of period                                $ 2,930            $ 2,654

Provision charged to expense                              150                100
Loans charged off                                        (102)              (174)
Loans recovered                                            36                 42
                                                      -------            -------
Allowance for credit losses at end of period          $ 3,014            $ 2,622
                                                      =======            =======
Allowance for credit losses as a percentage
   of portfolio loans at period end                      1.85%              1.73%

Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. At March 31, 2002, there was $2,409,000 of loans placed in nonaccrual status. Commercial loans and lease financing receivables are to be reported as being in nonaccrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may stay on accrual status. However, if the loan is not brought current before 120 days past due, the loan should be reported as nonaccrual. Any exceptions to automatic nonaccrual status at 90 days must be approved in writing by the Loan Committee, Credit Administration Officer, and the Chief Financial Officer. A nonaccrual asset may be restored to an accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, and in the process of collection.

The Corporation considers a loan impaired when it is probable that all interest and principal will not be collected in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgages and consumer loans) are considered impaired.

A summary of nonperforming assets is as follows:

                                                   March 31,        March 31,
                                                     2002             2001
                                                    ------           ------
                                                        (in thousands)
Impaired loans:
   Nonaccrual                                       $2,409           $  416
                                                    ------           ------
Total impaired loans                                $2,409           $  416
Other real estate                                      320               --
                                                    ------           ------
Total nonperforming assets                          $2,729           $  416
                                                    ======           ======
Impaired loans as a percentage of
   total loans                                        1.48%            0.27%
                                                    ======           ======
Total nonperforming assets as a percentage
   of total assets                                    1.16%            0.19%
                                                    ======           ======


A summary of total loans past due 90-days and still accruing interest is as follows:

                                                      March 31,         March 31,
                                                        2002              2001
                                                       ------            ------
                                                              (in thousands)
Commercial                                              $ --               $ --
Residential real estate                                   --                128
Installment                                               22                 27
                                                        ----               ----
     Total loans past due 90 days or more
       and still accruing interest                      $ 22               $155
                                                        ====               ====

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

LIABILITIES

During the three months ended March 31, 2002, total deposits decreased by $2.3 million, to $190.0 million. The decrease in deposits was attributable to a decrease in jumbo municipal deposits. The Corporation has been utilizing Federal Home Loan Bank ("FHLB") advances to better match against interest rate risk.

Short term borrowings at March 31 consist of securities sold with an agreement to repurchase them the following day. Following are details of short term borrowings for the dates indicated:

                                                               March 31,           March 31,
                                                                 2002                 2001
                                                              -----------         -----------
                                                            (in thousands, except percentages)

Amount outstanding at end of period                            $ 6,609                $ 5,011
Weighted average interest rate on ending balance                  1.75%                  3.92%


Maximum amount outstanding at any month end
  during the period                                            $11,803                $ 5,011

FHLB ADVANCES

In June of 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. These advances are secured under a blanket security agreement by first mortgage loans and the pledging of certain securities.

FHLB advances outstanding at March 31, 2002 were as follows:

                                                                       March 31, 2002
                                                                       ----------------
                                                               (in thousands, except percentages)
                                                                   Ending       Average rate
                                                                  Balance      at end of period
                                                                  -------      ----------------
         Short-term FHLB advances                                  $1,000            3.15%
         Long-term FHLB advances                                   15,400            4.83%
                                                                  -------           ------
                                                                  $16,400            4.73%

Long-term advances comprised ten advances with maturities ranging from June 2003 to August 2011.

CAPITAL

Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                                     March 31,     December 31,     March 31,      Minimum
                                                       2002            2001           2001        Requirement
                                                     --------      ----------      --------       ----------
Tier I capital to risk-weighted assets                12.13%          12.14%         12.15%             4%
Total capital to risk-weighted assets                 13.39%          13.40%         13.41%             8%
Primary capital to assets                             10.08%           9.89%          9.87%            5.5%
Total capital to assets                               10.08%           9.89%          9.87%             6%
Tier I capital to quarterly average assets (leverage)  8.60%           8.97%          8.92%             4%

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

The following table shows the changes in stockholders' equity for the three months ended March 31, 2002:

                                             Additional                   Unearned   Accumulated Other
                                Common         Paid-In      Retained      Employee     Comprehensive     Total
                                 Stock         Capital      Earnings      Benefits        Income         Equity
                                --------      --------      --------      --------       --------       --------
Balance December 31, 2001       $ 13,309      $  5,009      $  2,368         ($371)      $    162       $ 20,477

Net income                            --            --           425            --             --            425
Release of ESOP shares                --            --            --            12             --             12
Other comprehensive income            --            --            --            --           (133)          (133)
                                --------      --------      --------      --------       --------       --------
Balance March 31, 2002          $ 13,309      $  5,009      $  2,793      ($   359)      $     29       $ 20,781
                                ========      ========      ========      ========       ========       ========

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

                                                            Three Months Ended
                                                          March 31, 2002 vs. 2001
                                                     -------------------------------------
                                                                   Increase  (Decrease)
                                                                     Due to Changes In
                                                                 -----------------------
                                                     Total         Volume         Rate
                                                                  and Both
                                                    -------      ----------     --------
                                                                (in thousands)
Earning Assets - Interest Income
   Federal funds sold                                 ($306)         ($24)        ($282)
   Securities                                           204           294           (90)
   Loans                                               (582)          124          (706)
                                                    -------       -------       -------
     Total                                             (684)          394        (1,078)
                                                    -------       -------       -------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                        (32)           11           (43)
   Savings deposits                                     (51)           (7)          (44)
   Time deposits                                       (949)          (57)         (892)
   Short term borrowings                                193           197            (4)
   Lease and ESOP                                        (5)           (2)           (3)
                                                    -------       -------       -------
     Total                                             (844)          142          (986)
                                                    -------       -------       -------

Net Interest Income                                 $   160       $   252          ($92)
                                                    =======       =======       =======

For the quarter ended March 31, 2002, net interest income increased by 8.8%, or $160,000 over the first quarter of 2001. This was due to a higher average volume of investable earning assets as compared to a year ago. The net interest margin decreased in the quarter to 3.37%, compared with 3.50% for the first quarter of 2001. Interest rates on individual asset and liability categories were somewhat lower than in the prior year quarter; however, volume increases in most categories more than offset the effects of reduced rates.

AVERAGE BALANCE SHEET

The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three month periods ended March 31, 2002 and 2001. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.


                                                                Three Months Ended March 31,
                                      -----------------------------------       -----------------------------------
                                                     2002                                      2001
                                      ---------    ---------    ---------       ---------    ---------    ---------

                                                                  Average                                   Average
                                                     Interest      Rate                        Interest      Rate
                                        Average      Income/      Earned/         Average      Income/      Earned/
                                        Balance      Expense       Paid           Balance      Expense       Paid
                                      ---------    ---------     ---------      ---------    ---------    ---------
                                                                     (in thousands)
Assets
   Federal funds sold                    $23,689         $101         1.71%      $29,341         $407        5.55%
   Securities                             48,092          561         4.67        22,882          357        6.24
   Loans                                 161,832        2,874         7.10       154,847        3,456        8.93
                                       ---------      -------      -------      --------      -------      ------
Total Earning Assets/
   Total Interest Income                 233,613        3,536         6.05%      207,070        4,220        8.15%
                                       ---------      -------      -------      --------      -------      ------
Cash and due from banks                    6,542                                   5,063
All other assets                           1,025                                   1,482
                                       ---------                                --------
Total Assets                            $241,180                                $213,615
                                       =========                                ========
Liabilities and Equity
   NOW and money market accounts         $20,094           55         1.09%      $16,239           87        2.14%
   Savings deposits                        7,307           20         1.09         9,809           71        2.90
   Time deposits                         137,497        1,225         3.56       143,839        2,174        6.05
   FHLB and repo sweeps                   25,271          229         3.62         3,568           36        3.92
   Capitalized lease obligation and
      ESOP payable                         1,343           37        11.02         1,416           42       12.15
                                       ---------      -------      -------      --------      -------      ------
Total Interest Bearing Liabilities/
   Total Interest Expense                191,512        1,566         3.27%      174,871        2,410        5.51%
                                       ---------      -------      -------      --------      -------      ------
Noninterest bearing demand deposits       28,217                                  18,622
All other liabilities                        630                                   1,085
Stockholders' equity                      20,821                                  19,037
                                       ---------                                --------
Total Liabilities and Equity            $241,180                                $213,615
                                       =========                                ========
Net Interest Income                                    $1,970                                  $1,810
                                                      =======                                 =======
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                       3.37%                                  3.50%
                                                                   =======                                 ======

NONINTEREST INCOME

Noninterest income increased by 347.7%, for the first three months of 2002, when ignoring security gains and nonrecurring items for the first three months of 2002. Mortgage banking income of $468,000 provided the largest sector of growth in noninterest income. The newly formed Mortgage subsidiary started operations July 9, 2001. The largest components of noninterest income are mortgage banking income, service charge fee income and credit card merchant processing fees. The mortgage banking income consisted of origination fee income received by the Mortgage Company upon the sale of residential mortgages. The corresponding compensation expense paid to the originators employed by the Mortgage Company is recorded as salary, benefits and payroll taxes in the noninterest expense section of the Consolidated Statement of Income.

In January of 2002, the Corporation sold an "Available for Sale" Federal Agency debenture of $500,000 par value, recognizing a gain on the sale of this instrument of $30,000. The instrument had a relatively short duration remaining and the sale was done to maximize the return of the investment.


NONINTEREST EXPENSE

Noninterest expense increased over the first quarter of 2001 by 42.2%, to $1.8 million in 2002. This was primarily the result of growth of the Corporation, and the start of the mortgage subsidiary in July 2001. Growth in noninterest expense was offset by growth in fee income. One segment of salary and benefit growth corresponds to the Mortgage Company subsidiary and represents the commissions paid to its mortgage loan originators. The offsetting origination income is shown under mortgage banking income. Noninterest expense associated with the mortgage subsidiary comprised $430,000 for the first quarter of 2002. Total noninterest expense without the mortgage subsidiary, increased 8.7% over the first quarter 2001.


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

The following table shows the maturity and repricing distribution of the Corporation's interest earning assets and interest bearing liabilities as of March 31, 2002. This table displays the interest rate sensitivity gap (interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap ratio. Loans are presented net of unearned income, gross of allowance, while securities are shown at amortized cost. Assumptions incorporated into the time table include estimates of partial redemptions on Now, Money Market and savings accounts. Prepayment of loans and securities are also included at current levels as of March 31, 2002. Additionally, many variable rate loans have interest rate floors which are incorporated in this table.


                                               After Three    After One
                                  Within       Months But      Year But         After
                                  Three        Within One       Within          Five
                                  Months          Year        Five Years        Years       Total
                                 --------     -----------     ----------      --------     -------
                                                              (in thousands)
Interest earning assets:
   Federal funds sold            $ 13,800       $     --       $     --      $     --      $ 13,800
   Securities                       9,413          4,361         24,598        11,782        50,154
   Portfolio loans and
     held for resale               55,774         28,119         67,281        12,276       163,450
                                 --------       --------       --------      --------      --------
     Total                         78,987         32,480         91,879        24,058      $227,404
                                 --------       --------       --------      --------      ========

Interest bearing
  liabilities:
   NOW and money market
     accounts                       2,632          7,940         12,049            --      $ 22,621
   Savings deposits                   593          1,854          4,968            --         7,415
   Jumbo time deposits             55,010         10,529         15,829            --        81,368
   Time deposits < $100,000        23,974          4,102         21,672            --        49,748
   Repurchase agreements            6,609             --             --            --         6,609
   FHLB and repo sweeps                --             --         10,000         6,400        16,400
   Capitalized lease
     obligation and ESOP
     payable                          368             32            258           684         1,342
                                 --------       --------       --------      --------      --------
     Total                         89,186         24,457         64,776         7,084      $185,503
                                 --------       --------       --------      --------      ========


Interest rate sensitivity
  gap                            ($10,199)      $  8,023       $ 27,103      $ 16,974
Cumulative interest rate
   sensitivity gap                               ($2,176)      $ 24,927      $ 41,901
Interest rate sensitivity
   gap ratio                         0.89           1.33           1.42          3.40
Cumulative interest rate
   sensitivity gap ratio                            0.98           1.14          1.23

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

At March 31, 2002, the Corporation is considered somewhat "liability sensitive" in the time interval of the first three months, according to the preceding table. In an upward rate environment, the Corporation might not be able to increase prices on interest bearing assets as quickly as increases on rates on interest bearing liabilities. The Corporation is considered to be evenly matched at the one year accumulated gap position.

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

As of December 31, 2001, the most recent and available analysis, the simulation model projects net interest income would increase by 6.5% of the base net interest income, assuming an instantaneous parallel shift downward in the yield curve by 200 basis points. Conversely, if the yield curve were to increase by 200 basis points, the model projects net interest income would decrease by 5.4%.

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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2002.


                                    COMMUNITY CENTRAL BANK CORPORATION





                                    By:  S/ DAVID A. WIDLAK
                                         ------------------
                                    David A. Widlak;
                                    Chairman of the Board and CEO
                                    (Principal Executive Officer)




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