Form 10QSB
period 2002-06-30
COMMUNITY CENTRAL BANK CORP
filed 2002-08-13
CIK 1014133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                         June 30, 2002

Commission File No. 000-33373

COMMUNITY CENTRAL BANK CORPORATION
(Exact name of small business issuer as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3291744 (IRS Employer Identification No.)

100 North Main Street, PO Box 7, Mount Clemens, MI 48046-0007
(Address of principal executive offices and zip code)

(586) 783-4500
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class Common Stock, $5 stated value	Outstanding at August 13, 2002 2,670,778 Shares

Transitional Small Business Disclosure Format:            Yes      No

NEXT PAGE

PART I

Item 1. Financial Statements

The financial statements of Community Central Bank Corporation (the "Corporation") include the consolidation of its direct and indirect subsidiaries: Community Central Bank (the "Bank"); Community Central Capital Trust I (the "Trust"); and Community Central Mortgage Company, LLC (the "Mortgage Company"). The Trust, a business trust subsidiary of the Corporation was established in June 2002 for the purpose of issuing floating rate cumulative preferred securities ("Trust Preferred Securities").

Following are the Corporation's Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001, and Consolidated Statements of Income, Comprehensive Income, and Cash Flow for the quarter and six month periods ended June 30, 2002 and June 30, 2001. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Consolidated Balance Sheet

	June 30, 2002 (unaudited)	December 31, 2001
	(In thousands)
Assets
Cash and due from banks	$6,629	$6,892
Federal funds sold	24,200	21,200
Cash and Cash Equivalents	30,829	28,092
Securities available for sale, at fair value	46,891	44,328
Investment securities, at amortized cost	872	1,207
FHLB stock	875	875
Residential mortgage loans held for sale	7,536	5,010
Loans
Residential mortgage loans	23,076	21,200
Commercial loans	141,677	128,174
Installment loans	5,851	4,837
Total Loans	170,604	154,211
Allowance for credit losses	(2,982)	(2,930)
Net Loans	167,622	151,281
Net property and equipment	1,872	1,777
Other real estate owned	320	----
Accrued interest receivable	1,166	1,248
Other assets	2,045	1,218
Total Assets	$260,028	$235,036

(continued)

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued

Consolidated Balance Sheet

	June 30, 2002 (unaudited)	December 31, 2001
	(In thousands)
Liabilities
Deposits
Noninterest bearing demand deposits	$33,047	$27,188
NOW and money market accounts	25,641	19,185
Savings deposits	7,826	7,572
Time deposits	135,488	138,369
Total deposits	202,002	192,314
Repurchase agreements	7,087	6,739
Federal Home Loan Bank advances	17,400	13,400
Accrued interest payable	427	438
Other liabilities	418	304
Capitalized lease obligation	972	993
ESOP note payable	346	371
Guaranteed preferred beneficial interests in the Corporation's subordinated debentures	10,000	----
Total Liabilities	238,652	214,559
Stockholders' Equity
Common stock -- $5.00 stated value; 9,000,000 shares authorized; 2,670,778 shares issued and outstanding at 6-30-2002, and 2,661,922 at 12-31-2001	13,354	13,309
Additional paid-in capital	5,032	5,009
Accumulated surplus	3,078	2,368
Unearned employee benefit	(346)	(371)
Accumulated other comprehensive income	258	162
Total Stockholders' Equity	21,376	20,477
Total Liabilities and Stockholders' Equity	$260,028	$235,036

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Interest Income
Loans (including fees)	$2,976	$3,120	$5,850	$6,576
Securities	576	458	1,137	815
Federal funds sold	61	328	162	735
Total Interest Income	3,613	3,906	7,149	8,126
Interest Expense
Deposits	1,234	2,009	2,534	4,341
Short term borrowings	32	49	74	85
Advances from FHLB	202	6	389	6
Capitalized lease obligation	33	35	66	68
ESOP loan interest expense	4	7	8	16
Interest expense of guaranteed preferred beneficial interest in Corporation's subordinated debentures	6	----	6	----
Total Interest Expense	1,511	2,106	3,077	4,516
Net Interest Income	2,102	1,800	4,072	3,610
Provision for credit losses	165	75	315	175
Net Interest Income after Provision	1,937	1,725	3,757	3,435
Noninterest Income
Deposit service charges	52	66	106	135
Net realized security gain	4	54	34	95
Mortgage banking income	983	----	1,451	----
Other income	43	80	112	143
Total Noninterest Income	1,082	200	1,703	373
Noninterest Expense
Salaries, benefits, and payroll taxes	1,370	610	2,317	1,195
Premises and fixed asset expense	270	200	503	389
Other operating expense	764	529	1,406	1,036
Total Noninterest Expense	2,404	1,339	4,226	2,620
Income Before Taxes	615	586	1,234	1,188
Provision for income taxes	196	196	390	399
Net Income	$419	$390	$844	$789

(continued)

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Per share data:
Basic earnings	$0.16	$0.15	$0.32	$0.30
Diluted earnings	$0.16	$0.15	$0.32	$0.30
Cash Dividends	$0.05	$ ----	$0.05	$ ----

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Net Income as Reported	$419	$390	$844	$789
Other Comprehensive Income, Net of Tax Change in unrealized gain on securities available for sale	230	12	96	123
Comprehensive Income	$649	$402	$940	$912

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Consolidated Statement of Cash Flow
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(In thousands)
Operating Activities
Net income	$844	$789
Adjustments to reconcile net income to net cash flow from operating activities:
Net accretion of security discount	152	16
Net gain on sales and call of securities	(34)	(95)
Provision for credit losses	315	175
Depreciation expense	190	138
Deferred income tax	(202)	(21)
ESOP compensation expense	25	25
Decrease in accrued interest receivable	82	128
(Increase) Decrease in other assets	(995)	47
Decrease in accrued interest payable	(11)	(321)
Increase (Decrease) in other liabilities	114	(11)
Increase in loans held for sale	(2,526)	----
Net Cash (Used in) Provided by Operating Activities	(2,046)	870
Investing Activities
Maturities, calls, sales and prepayments of securities available for sale	26,438	12,690
Purchase of securities available for sale	(28,973)	(32,690)
Maturities, calls, and prepayments of investment securities	335	285
(Increase) Decrease in loans	(16,656)	2,599
Purchases of property and equipment	(285)	(50)
Net Cash (Used in) Investing Activities	(19,141)	(17,166)
Financing Activities
Increase in demand and savings deposits	12,569	5,081
Decrease in time deposits	(2,881)	(2,743)
Increase in short term borrowings	348	5,399
Guaranteed preferred beneficial interest in Corporation's subordinated debentures	10,000	----
Increase in FHLB advances	4,000	----
Repayment of capitalized lease obligation	(87)	(76)
Payment of ESOP debt	(25)	(25)
Net Cash Provided by Financing Activities	23,924	7,636
Increase (Decrease) in Cash and Cash Equivalents	2,737	(8,660)
Cash and Cash Equivalents at the Beginning of the Year	28,092	33,012
Cash and Cash Equivalents at the End of the Period	$30,829	$24,352
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$3,088	$4,837
Federal Taxes Paid	$589	$415

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries, Community Central Bank at June 30, 2002 and December 31, 2001 and the results of operations for the quarter and six months ended June 30, 2002 and 2001. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Assets

The Corporation's total assets have increased by $25.0 million, to $260.0 million at June 30, 2002, compared with $235.0 million at December 31, 2001.

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

	June 30, 2002		December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities Available for Sale
U.S. Government agency debentures	$12,706	$12,870	$22,089	$22,171
Mortgage backed securities	3,105	3,156	2,440	2,471
Fed Agency / Collateralized mortgage obligations	22,735	22,836	13,874	14,033
Municipal bonds	7,952	8,029	5,678	5,653
Total Securities Available for Sale	46,498	46,891	44,081	44,328
Investment Securities
Mortgage backed securities	872	898	1,207	1,233
Total Investment Securities	872	898	1,207	1,233
Total Securities	$47,370	$47,789	$45,288	$45,561

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Mortgage loans held for sale totaled $7,536,000 at June 30, 2002. The mortgage loans were generated by the Mortgage Company, which started operations July 9, 2001. Loans closed generally remain in loans held for sale for less than 30 days in duration. Loans are normally committed for sale before funding takes place. Commercial loans increased $13.5 million for the six months ended June 30, 2002, while residential mortgage loans increased by $1.9 million for the same period, reflecting increased refinancing activity. Total loans increased by $16.4 million in aggregate during the six-month period ended June 30, 2002.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Additionally, the Corporation had approximately $36.6 million in outstanding loans at June 30, 2002, to commercial borrowers in the real estate rental and property management industries.

A summary of nonperforming assets is as follows:

	June 30, 2002	December 31, 2001
	(In thousands)
Impaired loans:
Nonaccrual	$427	$2,572
Total impaired loans	$427	$2,572
Other real estate	320	----
Total nonperforming assets	$747	$2,572
Impaired loans as a percentage of total loans	0.25%	1.67%
Total nonperforming assets as a percentage of total assets	0.29%	1.09%

A summary of total loans past due 90-days and still accruing interest is as follows:

	June 30, 2002	December 31, 2001
	(In thousands)
Commercial	$ ----	$ ----
Residential real estate	439	----
Installment	26	10
Total loans past due 90 days or more And still accruing interest	$465	$10

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Nonperforming loans, as a percentage of total loans was 0.25%, decreasing from December 31, 2001 at 1.67%, and also below June 30, 2001 at 0.61%. Total nonperforming assets, which includes other real estate owned, comprised 0.29% of total assets, again down from December 31, 2001 and June 30, 2001 percentages of 1.09% and 0.43%, respectively. The most sizeable decrease in the second quarter of 2002 occurred as a result of the payoff of one large non-performing commercial credit for $2.2 million.

The following table shows an analysis of the allowance for credit losses:

	Six Months Ended June 30,
	2002	2001
	(In thousands)
Allowance for credit losses at beginning of period	$2,930	$2,654
Provision charged to expense	315	175
Loans charged off	(314)	(213)
Loans recovered	51	52
Allowance for credit losses at end of period	$2,982	$2,668
Allowance for credit losses as a percentage of portfolio loans at period end	1.75%	1.74%

The allowance for credit losses as a percentage of total loans, was 1.75% at June 30, 2002, versus 1.90% and 1.74% December 31, 2001 and June 30, 2001, respectively. In each accounting period, management evaluates the problems and potential losses in the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit and financial guarantees. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

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

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Liabilities

During the six months ended June 30, 2002, total deposits increased by $9.7 million, to $202.0 million. The increase in deposits was attributable to increases in demand and interest bearing core deposit accounts. The Corporation has been utilizing Federal Home Loan Bank ("FHLB") advances to better match against interest rate risk.

Short term borrowings at June 30, 2002 consist of securities sold with an agreement to repurchase them the following day. Following are details of short term borrowings for the dates indicated:

	June 30, 2002	December 31, 2001
	(in thousands, except percentages)
Amount outstanding at end of period	$7,087	$6,739
Weighted average interest rate on ending balance	1.75%	1.75%
Maximum amount outstanding at any month end during the period	$7,217	$9,160

FHLB Advances

In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. These advances are secured under a blanket security agreement by first mortgage loans and the pledging of certain securities.

FHLB advances outstanding at June 30, 2002 were as follows:

	June 30, 2002
	(in thousands, except percentages)
	Ending Balance	Average rate at end of period
Short-term FHLB advances	$4,000	4.42%
Long-term FHLB advances	13,400	4.74%
	$17,400	4.67%

Long-term advances comprised ten advances with maturities ranging from August 2003 to August 2011.

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Capital and Dividends

Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

	June 30, 2002	December 31, 2001	Minimum Requirement
Tier I capital to risk-weighted assets	15.20%	12.14%	4%
Total capital to risk-weighted assets	18.05%	13.40%	8%
Primary capital to assets	12.86%	9.89%	5.5%
Total capital to assets	12.86%	9.89%	6%
Tier I capital to quarterly average assets (leverage)	11.66%	8.97%	4%

On April 15, 2002, the Board of Directors of the Corporation declared the Corporation's first cash dividend, with the dividend payment set at $0.05 per common share, payable July 1, 2002, to shareholders of record June 3, 2002.

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

Community Central Capital Trust I, a business trust subsidiary of the Corporation sold 10,000 Cumulative Preferred Securities ("trust preferred securities") at $1,000.00 per trust preferred security in June 2002. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the Corporation. The trust preferred securities carry a variable rate of interest at the three month libor plus 365 basis points, have a stated maturity of 30 years, and, in effect, are guaranteed by the Corporation. The securities are redeemable at par after 5 years. Distributions on the trust preferred securities are payable quarterly on March 30, June 30, September 30 and December 30. The first distribution is to be paid on September 30, 2002. Under certain circumstances, distributions may be deferred for up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at the rate of the three month libor plus 365 basis points. The trust preferred securities are carried on the Corporation's consolidated balance sheet as a liability and the interest expense is recorded on the Corporation's consolidated statement of income.

The Trust Preferred Securities qualify for up to 25% of Tier I Capital. Any amount in excess of this limit may be included in Tier 2 Capital.

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows the changes in stockholders' equity for the six months ended June 30, 2002:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Employee Benefits	Accumulated Other Comprehensive Income	Total Equity
Beginning balance, January 1	$13,309	$5,009	$2,368	$(371)	$162	$20,477
Cash dividend	----	----	(134)	----	----	(134)
Stock option exercise/award	45	23	----	----	----	68
Net income	----	----	844	----	----	844
Release of ESOP shares	----	----	----	25	----	25
Other comprehensive income	----	----	----	----	96	96
Balance June 30, 2002	$13,354	$5,032	$3,078	$(346)	$258	$21,376

Net Interest Income

For the six months ended June 30, 2002, net interest income increased by 12.8%, or $462,000 over the six months ended June 30, 2001. This was primarily due to the reduction in the cost of average interest bearing liabilities from 5.15% to 3.24%, for the same respective period, which resulted primarily from the maturity and repricing of higher interst rate certificate of deposits since June 30, 2001. Additionally, net interest income increased due to a higher average volume of investable earning assets as compared to a year ago. The net interest margin increased for the second quarter to 3.60%, compared with 3.43% for the second quarter of 2001.

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows the dollar amount of changes in net interest income for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to changes in average balances (volume) or average rates for the periods shown. Variances that are jointly attributable to both volume and rate changes have been allocated to the volume component.

	Three Months Ended June 30, 2002 vs. 2001			Six Months Ended June 30, 2002 vs. 2001
		Increase (Decrease) Due to Changes In		Increase (Decrease) Due to Changes In
	Total	Volume and Both	Rate	Total	Volume and Both	Rate
	(in thousands)
Earning Assets - Interest Income
Federal funds sold	$(267)	$(64)	$(203)	($573)	($89)	$(484)
Securities	118	185	(67)	322	483	(161)
Loans	(144)	419	(563)	(726)	550	(1,276)
Total	293	540	(833)	(977)	944	(1,921)
Deposits and Borrowed Funds - Interest Expense
NOW and money market accounts	16	17	(1)	(16)	27	(43)
Savings deposits	(14)	1	(15)	(64)	(5)	(59)
Time deposits	(777)	(98)	(679)	(1,727)	(154)	(1,573)
FHLB and repo sweeps	180	173	7	372	369	3
Lease and ESOP	(6)	(4)	(2)	(10)	(4)	(6)
Guaranteed preferred beneficial interest in Corporation's subordinated debentures	6	6	----	6	6	----
Total	(595)	95	(690)	(1,439)	239	(1,678)
Net Interest Income	$302	$445	$(143)	$462	$705	($243)

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Average Balance Sheet

The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and six month periods ended June 30, 2002 and 2001. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.

	Three Months Ended June 30,
	2002			2001
	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid
	(in thousands)
Assets
Federal funds sold	$14,376	$61	1.70%	$29,537	$328	4.44%
Securities	45,316	576	5.08	30,786	458	5.95
Loans	174,204	2,976	6.83	149,702	3,120	8.34
Total Earning Assets/ Total Interest Income	233,896	3,613	6.18%	210,025	3,906	7.44%
Cash and due from banks	6,196			5,410
All other assets	1,392			1,506
Total Assets	$241,484			$216,941
Liabilities and Equity
NOW and money market accounts	$23,581	74	1.26%	$18,251	58	1.27%
Savings deposits	7,428	17	0.92	6,892	31	1.80
Time deposits	131,496	1,143	3.48	142,737	1,920	5.38
FHLB and repo sweeps	24,434	235	3.85	6,493	55	3.39
Capitalized lease obligation and ESOP payable	1,320	36	10.91	1,400	42	12.00
Guaranteed preferred beneficial interest in Corporation's subordinated debentures	440	6	5.45	----	----	----
Total Interest Bearing Liabilities/ Total Interest Expense	188,699	1,511	3.20%	175,773	2,106	4.79%
Noninterest bearing demand deposits	30,910			20,726
All other liabilities	728			1,000
Stockholders' equity	21,147			19,442
Total Liabilities and Equity	$241,484			$216,941
Net Interest Income		$2,102			$1,800
Net Interest Margin (Net Interest Income/Total Earning Assets)			3.60%			3.43%

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

	Six Months Ended June 30,
	2002			2001
	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid
	(in thousands)
Assets
Federal funds sold	$19,006	$162	1.70%	$29,439	$735	4.99%
Securities	46,697	1,137	4.87	26,856	815	6.07
Loans	168,052	5,850	6.96	152,261	6,576	8.64
Total Earning Assets/ Total Interest Income	233,755	7,149	6.12%	208,556	8,126	7.79%
Cash and due from banks	6,369			5,238
All other assets	1,209			1,493
Total Assets	$241,333			$215,287
Liabilities and Equity
NOW and money market accounts	$21,847	129	1.18%	$17,250	145	1.68%
Savings deposits	7,367	37	1.00	8,342	101	2.42
Time deposits	134,544	2,368	3.52	143,285	4,095	5.72
FHLB and repo sweeps	24,850	463	3.73	5,039	591	3.61
Capitalized lease obligation and ESOP payable	1,331	74	11.12	1,407	84	11.94
Guaranteed preferred beneficial interest in Corporation's subordinated debentures	220	6	5.45	----	----	----
Total Interest Bearing Liabilities/ Total Interest Expense	190,159	3,077	3.24%	175,323	4,516	5.15%
Noninterest bearing demand deposits	29,548			19,691
All other liabilities	641			1,033
Stockholders' equity	20,985			19,240
Total Liabilities and Equity	$241,333			$215,287
Net Interest Income		$4,072			$3,610
Net Interest Margin (Net Interest Income/Total Earning Assets)			3.48%			3.46%

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Noninterest Income

Noninterest income increased by $1.3 million, or 356.6%, for the first six months of 2002 versus the first six months of 2001. Mortgage banking income of $1.4 million provided the largest sector of growth in noninterest income. The largest components of noninterest income are mortgage banking income and service charge fee income. The mortgage banking income consisted of origination fee income received by the Mortgage Company upon the sale of residential mortgages.

Community Central Mortgage Company, LLC

The Mortgage Company commenced operations on July 9, 2001. The Bank contributed its residential real estate portfolio and home equity lines of credit to the Mortgage Company. The Mortgage Company originates mortgage loans primarily for sale to the secondary market. The Mortgage Company has the Bank service the mortgages that it does not sell in the secondary market. The ownership structure of the Mortgage Company consists of two members, Community Central Bank and Community Central Bank Corporation, owning 99% and 1% of the Mortgage Company, respectively.

Community Central Capital Trust I

The Trust, a business trust subsidiary of the Corporation, was established in June 2002 for the purpose of issuing 10,000 floating rate (3 mo. libor plus 365 basis points) Cumulative Preferred Securities ("trust preferred securities") at $1,000.00 per trust preferred security. The net proceeds from the issuance of the trust preferred securities June 2002 were used by the Trust to purchase an equivalent amount of subordinated debentures of the Corporation. The Corporation, in turn, used a majority of the proceeds from the issuance of the subordinated debentures for a capital contribution to the Bank. The only significant asset of the Trust is the subordinated debenture of the Corporation and the only significant liability of the Trust is the trust preferred securities. The trust preferred securities are carried on the Corporation's consolidated balance sheet as a liability and the interest expense is recorded on the Corporation's consolidated statement of income.

Net security gains of $34,000 for the first six months of 2002 were comprised of $45,000 in gross gains and $11,000 in security losses on securities classified as "available for sale." Gains and losses were the result of portfolio restructuring and maximization of investments overall returns with those instruments of relatively short durations.

Noninterest Expense

Noninterest expense increased over the first half of 2001 by 61.3%, to $4.2 million in 2002. This was primarily the result of growth of the Corporation, and reflective of six months of operations from the Mortgage Company in 2002, with no expenses in the first six months of 2001, as the Mortgage Company's operations commenced in July 2001. Growth in noninterest expense was offset by growth in fee income. One segment of salary and benefit growth corresponds to the Mortgage Company and represents the commissions paid to its mortgage loan originators. The offsetting origination income is shown under mortgage banking income. Noninterest expense associated with the Mortgage Company comprised $1.4 million for the first six months of 2002. Total consolidated noninterest expense without the mortgage subsidiary, increased $245,000, or 9.4% over the first six months of 2001.

NEXT PAGE

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

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

Liquidity

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by a $5.0 million unsecured federal funds borrowing facility, and a $30.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of June 30, 2002 unused commitments comprised $54.8 million.

Asset/Liability Management

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

NEXT PAGE

The following table shows the maturity and repricing distribution of the Corporation's interest earning assets and interest bearing liabilities as of June 30, 2002. This table displays the interest rate sensitivity gap (interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap ratio. Loans are presented net of unearned income, gross of allowance, while securities are shown at amortized cost. Assumptions incorporated into the time table include estimates of partial redemptions on Now, Money Market and savings accounts. Prepayment of loans and securities are also included at current levels as of June 30, 2002. Additionally, many variable rate loans have interest rate floors which are incorporated in this table.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars In thousands)
Interest earning assets:
Federal funds sold	$24,200	$ ----	$ ----	$ ----	$24,200
Securities	8,372	7,546	21,639	9,813	47,370
FHLB stock	----	----	----	875	875
Portfolio loans and held for resale	59,177	28,257	79,069	11,637	178,140
Total	91,749	35,803	100,708	22,325	$250,585
Interest bearing liabilities:
NOW and money market accounts	2,991	9,020	13,630	----	$25,641
Savings deposits	626	1,957	5,243	----	7,826
Jumbo time deposits	45,241	20,745	17,142	----	83,128
Time deposits < $100,000	18,747	5,953	26,945	715	52,360
Repurchase agreements	7,087	----	----	----	7,087
FHLB and repo sweeps	1,000	3,000	7,000	6,400	17,400
Capitalized lease obligation and ESOP payable	356	34	274	654	1,318
Guaranteed preferred beneficial interest in Corporation's subordinated debentures	10,000	----	----	----	10,000
Total	86,048	40,709	70,234	7,769	$204,760
Interest rate sensitivity gap	$5,701	($4,906)	$30,474	$14,556
Cumulative interest rate sensitivity gap		$795	$31,269	$45,825
Interest rate sensitivity gap ratio	1.07	0.88	1.43	2.87
Cumulative interest rate sensitivity gap ratio		1.01	1.16	1.22

NEXT PAGE

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

At June 30, 2002, the Corporation is considered somewhat "asset sensitive" in the time interval of the first three months, according to the preceding table. In a downward rate environment, the Corporation might not be able to decrease prices on interest bearing liabilities as quickly as decreases on rates on interest bearing assets. The Corporation is considered to be evenly matched at the one year accumulated gap position.

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

As of March 31, 2002, the most recent and available analysis, the simulation model projects net interest income would increase by 2.8% of the base net interest income, assuming an instantaneous parallel shift upward in the yield curve by 200 basis points. Conversely, if the yield curve were to decrease by 200 basis points, the model projects net interest income would decrease by 1.6%.

NEXT PAGE

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

Item 4. Submission of Matters to a Vote of Security Holders.

On April 16, 2002, Community Central Bank Corporation held its Annual Meeting of Stockholders ("Meeting"). The following matters were voted on at the Meeting.

Election of the following persons as directors of the Corporation for terms to expire in 2005:

Nominee	Votes For	Non Votes	Votes Withheld	Total
Gebran S. Anton	2,200,233	319,765	141,924	2,661,922
Joseph F. Jeannette	2,204,440	319,765	137,717	2,661,922
Michael D. Schwartz	2,237,918	319,765	104,239	2,661,922

The following are the names of the directors (and remaining term) whose term in office continued after the Meeting: Joseph Catenacci (2003); Salvatore Cottone (2004); Celestina Giles (2003); Bobby L. Hill (2004); Dean S. Petitpren (2004); Ronald R. Reed (2004); Anthony R. Tersigni (2003); David A. Widlak (2003).

	Votes For	Votes Against	Abstentions	Non Vote	Total
Approval of the 2002 Incentive Plan	2,031,518	250,971	59,668	319,765	2,661,922

Item 5. Other Information.

Cash Dividend - On July 16, 2002, the Corporation's Board of Directors declared the Corporation's second quarterly cash dividend of $0.05 per common share, payable October 1, 2002, to shareholders of record September 2, 2002.

Item 6. Exhibits and Reports on Form 8-K.

            (a) Exhibits:                                    See Exhibit Index attached.

            (b) Reports on Form 8-K:            None

NEXT PAGE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2002.

COMMUNITY CENTRAL BANK CORPORATION

By:  S/ DAVID A. WIDLAK
David A. Widlak;
Chairman of the Board and CEO
(Principal Executive Officer)

By:  S/ RAY T. COLONIUS
Ray T. Colonius;
Treasurer
(Principal Financial and Accounting Officer)

NEXT PAGE

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Community Central Bank Corporation (the "Corporation") that the Quarterly Report of the Corporation on Form 10-QSB for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods presented in the financial statements included in such report.

Dated: August 13, 2002 Dated: August 13, 2002	By: S/ DAVID A. WIDLAK David A. Widlak; Chairman of the Board and CEO (Principal Executive Officer) By: S/ RAY T. COLONIUS Ray T. Colonius; Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Corporation's Registration Statement on Form SB-2 (Commission File Number 333-04113) which became effective on September 23, 1996

3.2	Bylaws of the Corporation are incorporated by reference to exhibit 3.2 of the Corporation's Registration Statement on Form SB-2 (Commission File Number 333-04113) which became effective on September 23, 1996

11	Computation of Per Share Earnings

NEXT PAGE