Form 10QSB
period 2002-09-30
COMMUNITY CENTRAL BANK CORP
filed 2002-11-13
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended  September 30, 2002

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

                                 (586) 783-4500
                                 --------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                                Outstanding at November 13, 2002
           -----                                --------------------------------
Common Stock, $5 stated value                           2,670,778 Shares



Transitional Small Business Disclosure Format:
                                            Yes               No    X
                                                -----             -----

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

Following are the Corporation's Consolidated Balance Sheet as of September 30, 2002 and December 31, 2001, and Consolidated Statements of Income, Comprehensive Income, and Cash Flow for the quarter and nine-month periods ended September 30, 2002 and September 30, 2001. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED BALANCE SHEET

                                                     September 30,   December 31,
                                                         2002            2001
                                                       ---------      ---------
                                                      (unaudited)
                                                           (In thousands)
Assets
Cash and due from banks                                $   6,392      $   6,892
Federal funds sold                                        15,700         21,200
                                                       ---------      ---------
   Cash and Cash Equivalents                              22,092         28,092
                                                       ---------      ---------

Securities available for sale, at fair value              60,477         44,328
Investment securities, at amortized cost                   1,397          1,207
FHLB stock                                                 1,570            875
Residential mortgage loans held for sale                   9,645          5,010

Loans
   Residential mortgage loans                             22,035         21,200
   Commercial loans                                      154,962        128,174
   Installment loans                                       5,891          4,837
                                                       ---------      ---------
   Total Loans                                           182,888        154,211
Allowance for credit losses                               (3,237)        (2,930)
                                                       ---------      ---------
   Net Loans                                             179,651        151,281
                                                       ---------      ---------

Net property and equipment                                 1,889          1,777
Other real estate owned                                      320             --
Accrued interest receivable                                1,171          1,248
Other assets                                               1,963          1,218
                                                       ---------      ---------
   Total Assets                                        $ 280,175      $ 235,036
                                                       =========      =========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED BALANCE SHEET


                                                      September 30,  December 31,
                                                          2002           2001
                                                        ---------     ---------
                                                       (unaudited)
                                                              (In thousands)
Liabilities

Deposits
   Noninterest bearing demand deposits                  $  33,682     $  27,188
   NOW and money market accounts                           26,455        19,185
   Savings deposits                                         5,918         7,572
   Time deposits                                          138,463       138,369
                                                        ---------     ---------
   Total deposits                                         204,518       192,314
                                                        ---------     ---------

Repurchase agreements                                       9,681         6,739
Federal Home Loan Bank advances                            31,400        13,400
Accrued interest payable                                      488           438
Other liabilities                                             739           304
Capitalized lease obligation                                  962           993
ESOP note payable                                             333           371
Guaranteed preferred beneficial interests in
   the Corporation's subordinated debentures               10,000            --
                                                        ---------     ---------
   Total Liabilities                                      258,121       214,559
                                                        ---------     ---------
Stockholders' Equity
   Common stock -- $5.00 stated value; 9,000,000
     shares authorized; 2,670,778 shares issued
     and outstanding at 9-30-2002, and 2,661,922
     at 12-31-2001                                         13,354        13,309
   Additional paid-in capital                               5,032         5,009
   Accumulated surplus                                      3,441         2,368
   Unearned employee benefit                                 (334)         (371)
   Accumulated other comprehensive income                     561           162
                                                        ---------     ---------
   Total Stockholders' Equity                              22,054        20,477
                                                        ---------     ---------
Total Liabilities and Stockholders' Equity              $ 280,175     $ 235,036
                                                        =========     =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                                                             Three Months Ended               Nine Months Ended
                                                                                September 30,                    September 30,
                                                                            2002            2001             2002              2001
                                                                          -------          -------          -------          -------
                                                                                     (In thousands, except per share data)
Interest Income
   Loans (including fees)                                                 $ 3,174          $ 3,027          $ 9,024          $ 9,603
   Securities                                                                 632              588            1,769            1,403
   Federal funds sold                                                          91              140              253              875
                                                                          -------          -------          -------          -------
   Total Interest Income                                                    3,897            3,755           11,046           11,881
                                                                          -------          -------          -------          -------
Interest Expense
   Deposits                                                                 1,237            1,639            3,771            5,980
   Short term borrowings                                                       37               49              111              134
   Advances from FHLB                                                         250              121              640              127
   Capitalized lease obligation                                                33               33               98              101
   ESOP loan interest expense                                                   4                7               13               23
   Interest expense of guaranteed preferred
     beneficial interest in Corporation's
     subordinated debentures                                                  156               --              161               --
                                                                          -------          -------          -------          -------
   Total Interest Expense                                                   1,717            1,849            4,794            6,365
                                                                          -------          -------          -------          -------
   Net Interest Income                                                      2,180            1,906            6,252            5,516
Provision for credit losses                                                   260              150              575              325
                                                                          -------          -------          -------          -------
   Net Interest Income after Provision                                      1,920            1,756            5,677            5,191
                                                                          -------          -------          -------          -------
Noninterest Income
   Deposit service charges                                                     57               63              163              198
   Net realized security gain                                                 142              144              176              239
   Mortgage banking income                                                  1,657              366            3,108              366
   Other income                                                                35               86              147              229
                                                                          -------          -------          -------          -------
   Total Noninterest Income                                                 1,891              659            3,594            1,032
                                                                          -------          -------          -------          -------
Noninterest Expense
   Salaries, benefits, and payroll taxes                                    1,998              933            4,315            2,128
   Premises and fixed asset expense                                           320              239              823              628
   Other operating expense                                                    756              579            2,162            1,615
                                                                          -------          -------          -------          -------
Total Noninterest Expense                                                   3,074            1,751            7,300            4,371
                                                                          -------          -------          -------          -------
   Income Before Taxes                                                        737              664            1,971            1,852
Provision for income taxes                                                    241              223              631              622
                                                                          -------          -------          -------          -------
   Net Income                                                             $   496          $   441          $ 1,340          $ 1,230
                                                                          =======          =======          =======          =======

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                             Three Months Ended                      Nine Months Ended
                                                September 30,                           September 30,
                                          2002                2001               2002                2001
                                        --------            --------            --------            --------
Per share data:
   Basic earnings                       $   0.19            $   0.17            $   0.51            $   0.47

   Diluted earnings                     $   0.19            $   0.17            $   0.51            $   0.47
                                        ========            ========            ========            ========
   Cash Dividends                       $   0.05            $  --               $   0.10            $  --
                                        ========            ========            ========            ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

                                                      Three Months Ended                 Nine Months Ended
                                                          September 30,                    September 30,
                                                     2002             2001             2002              2001
                                                    ------           ------           ------           ------
                                                                         (In thousands)
Net Income as Reported                              $  496           $  441           $1,340           $1,230

Other Comprehensive Income, Net of Tax
   Change in unrealized gain on securities
     available for sale                                302              215              399              339
                                                    ------           ------           ------           ------
Comprehensive Income                                $  798           $  656           $1,739           $1,569
                                                    ======           ======           ======           ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

                                                                         Nine Months Ended September 30,
                                                                           2002                  2001
                                                                         --------              --------
Operating Activities                                                             (In thousands)
   Net income                                                            $  1,340              $  1,230
   Adjustments to reconcile net income to net cash flow
     from operating activities:
    Net premium of security discount                                          249                    42
    Net gain on sales and call of securities                                 (176)                 (239)
    Provision for credit losses                                               575                   325
    Depreciation expense                                                      305                   273
    Deferred income tax                                                      (237)                  (21)
    ESOP compensation expense                                                  37                    37
    Decrease in accrued interest receivable                                    77                   132
    (Increase) decrease in other assets                                    (1,033)                  133
    Increase (decrease) in accrued interest payable                            50                  (523)
    Increase in other liabilities                                             533                   177
    Increase in loans held for sale                                        (4,635)                   --
                                                                         --------              --------
   Net Cash (Used in) Provided by Operating Activities                     (2,915)                1,566

Investing Activities
   Maturities, calls, sales and prepayments of securities
     available for sale                                                    41,868                22,634
   Purchase of securities available for sale                              (58,171)              (39,625)
   Maturities, calls, and prepayments of investment securities                474                   399
   Purchases of investment securities                                        (674)                 (429)
   (Increase) decrease in loans                                           (28,945)                3,115
   Purchases of property and equipment                                       (417)                 (178)
                                                                         --------              --------
   Net Cash Used in Investing Activities                                  (45,865)              (14,084)

Financing Activities
   Net increase in demand and savings deposits                             12,110                 4,803
   Net increase (decrease) in time deposits                                    94               (19,027)
   Net increase in short term borrowings                                    2,942                 5,003
   Guaranteed preferred beneficial interest in Corporation's
     subordinated debentures                                               10,000                    --
   Increase in FHLB advances                                               18,000                17,500
   Repayment of capitalized lease obligation                                 (130)                 (112)
   Payment of ESOP debt                                                       (37)                  (37)
   Stock option exercise/award                                                 68                    --
   Cash dividends paid                                                       (267)                   --
                                                                         --------              --------
   Net Cash Provided by Financing Activities                               42,780                 8,130
                                                                         --------              --------
Decrease in Cash and Cash Equivalents                                      (6,000)               (4,388)
Cash and Cash Equivalents at the Beginning of the Year                     28,092                33,012
                                                                         --------              --------
Cash and Cash Equivalents at the End of the Period                       $ 22,092              $ 28,624
                                                                         ========              ========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                         $  4,744              $  6,888
   Federal Taxes Paid                                                    $    865              $    530
                                                                         ========              ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at September 30, 2002 and December 31, 2001 and the results of operations for the quarter and nine months ended September 30, 2002 and 2001. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


ASSETS

The Corporation's total assets increased by $45.2 million, to $280.2 million at September 30, 2002, compared with $235.0 million at December 31, 2001.

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


                                                     September 30, 2002                  December 31, 2001
                                                 --------------------------          --------------------------
                                                 Amortized           Fair            Amortized           Fair
                                                    Cost             Value              Cost             Value
                                                 ---------          -------          ---------          -------
                                                                          (In thousands)
Securities Available for Sale
   U.S. Government agency debentures              $15,180           $15,405           $22,089           $22,171
   Mortgage backed securities                       9,479             9,576             2,440             2,471
   Fed Agency / Collateralized mortgage
     obligations                                   24,721            24,994            13,874            14,033
   Municipal bonds                                 10,246            10,502             5,678             5,653
                                                  -------           -------           -------           -------
       Total Securities Available for Sale         59,626            60,477            44,081            44,328
                                                  -------           -------           -------           -------

Investment Securities
   Mortgage backed securities                       1,397             1,429             1,207             1,233
                                                  -------           -------           -------           -------
       Total Investment Securities                  1,397             1,429             1,207             1,233
                                                  -------           -------           -------           -------

       Total Securities                           $61,023           $61,906           $45,288           $45,561
                                                  =======           =======           =======           =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



Mortgage loans held for sale totaled $9,645,000 at September 30, 2002 compared to $5,010,000 at December 31, 2001. The mortgage loans were originated by the Mortgage Company, which started operations July 9, 2001. Loans closed generally remain in loans held for sale for less than 30 days in duration. Loans are normally committed for sale before funding takes place. Commercial loans increased $26.8 million for the nine months ended September 30, 2002, while residential mortgage loans increased by $835,000 for the same period, reflecting increased refinancing activity. Total loans increased by $28.7 million in aggregate during the nine-month period ended September 30, 2002.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Additionally, the Corporation had approximately $35.6 million in outstanding loans at September 30, 2002, to commercial borrowers in the real estate rental and property management industries.

A summary of nonperforming assets is as follows:

                                                    September 30,      December 31,
                                                        2002              2001
                                                     ---------         ---------
                                                             (In thousands)
Impaired loans:
   Nonaccrual                                          $  516            $2,572
                                                       ------            ------
Total nonaccruing loans                                $  516            $2,572

Loans past due 90 days and still accruing interest:

   Commercial                                          $   --            $   --
   Residential real estate                                210                --
   Installment                                            133                10
                                                       ------            ------
Total loans past due 90 days and
   still accruing interest                             $  343            $   10
                                                       ------            ------

Total nonaccruing and loans past due 90 days
   and still accruing interest                         $  859            $2,582
                                                       ------            ------
Other real estate owned                                   320                --
                                                       ------            ------
Total nonperforming assets                             $1,179            $2,582
                                                       ======            ======
Total nonaccruing loans as a percentage of
   total loans                                           0.28%             1.67%
                                                       ======            ======

Total nonaccruing loans and loans past due
   90 days or more and still accruing interest
   as a percentage of total loans                        0.47%             1.67%
                                                       ======            ======

Total nonperforming assets as a percentage
   of total assets                                       0.42%             1.10%
                                                       ======            ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


Total nonaccruing loans as of September 30, 2002 as a percentage of total loans was 0.28%, decreasing from December 31, 2001 at 1.67%. Total nonaccruing loans and loans past due 90 days or more and still accruing as an aggregate, compared to total loans as a percentage, was 0.47% as of September 30, 2002. This is down from December 31, 2001 when the percentage was 1.67%. Total nonperforming assets which includes nonaccruing loans, loans past due 90 days or more and still accruing and other real estate owned, was 0.42% as of September 30, 2002, again down from December 31, 2001 at 1.10%.

The following table shows an analysis of the allowance for credit losses:

                                                       Nine Months Ended September 30,
                                                          2002                2001
                                                         -------             -------
                                                            (Dollars in thousands)
Allowance for credit losses at
   beginning of period                                   $ 2,930             $ 2,654

Provision charged to expense                                 575                 325
Loans charged off                                           (325)               (246)
Loans recovered                                               57                  58
                                                         -------             -------
Allowance for credit losses at end of period             $ 3,237             $ 2,791
                                                         =======             =======
Allowance for credit losses as a percentage
   of portfolio loans at period end                         1.77%               1.86%

The allowance for credit losses as a percentage of total loans, was 1.77% at September 30, 2002, versus 1.86% at December 31, 2001. In each accounting period, management evaluates the problems and potential losses in the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit and financial guarantees. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


LIABILITIES

During the nine months ended September 30, 2002, total deposits increased by $12.2 million, to $204.5 million. The increase in deposits was attributable to increases in demand and interest bearing core deposit accounts. Management attributes the increase in these accounts to new customer relationships and general market place conditions. The Corporation has been utilizing Federal Home Loan Bank ("FHLB") advances to better match against interest rate risk as described below.

Short term borrowings at September 30, 2002 consisted of securities sold with an agreement to repurchase them the following day. Following are details of short term borrowings for the dates indicated:

                                                        September 30,   December 31,
                                                            2002            2001
                                                         -----------    -----------
                                                          (Dollars in thousands)
Amount outstanding at end of period                        $ 9,681        $ 6,739
Weighted average interest rate on ending balance              1.75%          1.75%


Maximum amount outstanding at any month end
  during the period                                        $10,932        $ 9,160


In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. These advances are secured under a blanket security agreement by first mortgage loans and the pledging of certain securities.

FHLB advances outstanding at September 30, 2002 were as follows:

                                                             September 30, 2002
                                                           ----------------------
                                                           (Dollars in thousands)
                                                         Ending       Average rate
                                                        Balance      at end of period
                                                       --------      ----------------
Short-term FHLB advances                                $ 5,000               4.51%
Long-term FHLB advances                                  26,400               4.39%
                                                        -------            -------
                                                        $31,400               4.41%


Long-term advances comprised ten advances with maturities ranging from January 2004 to September 2012.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


LIQUIDITY AND CAPITAL RESOURCES

Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                                   September 30,   December 31,         Minimum
                                                       2002            2001           Requirement
                                                     --------      ----------         ----------
Tier I capital to risk-weighted assets                14.39%          12.14%                4%
Total capital to risk-weighted assets                 17.07%          13.40%                8%
Primary capital to assets                             11.25%           9.89%                5.5%
Total capital to assets                               11.25%           9.89%                6%
Tier I capital to quarterly average assets (leverage) 10.64%           8.97%                4%


On July 17, 2002, the Board of Directors of the Corporation declared the Corporation's second cash dividend, with the dividend payment set at $0.05 per common share, payable October 1, 2002, to shareholders of record September 2, 2002.

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

Community Central Capital Trust I, a business trust subsidiary of the Corporation sold 10,000 Cumulative Preferred Securities ("trust preferred securities") at $1,000.00 per trust preferred security in June 2002. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the Corporation. The trust preferred securities carry a variable rate of interest at the three month libor plus 365 basis points, have a stated maturity of 30 years, and, in effect, are guaranteed by the Corporation. The securities are redeemable at par after 5 years. Distributions on the trust preferred securities are payable quarterly on March 30, June 30, September 30 and December 30. The first distribution was paid on September 30, 2002. Under certain circumstances, distributions may be deferred for up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at the rate of the three month libor plus 365 basis points. The trust preferred securities are carried on the Corporation's consolidated balance sheet as a liability and the interest expense is recorded on the Corporation's consolidated statement of income.

The Trust Preferred Securities qualify for up to 25% of Tier I Capital. Any amount in excess of this limit may be included in Tier 2 Capital.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



The following table shows the changes in stockholders' equity for the nine months ended September 30, 2002:

                                              Additional                      Unearned     Accumulated Other
                                 Common         Paid-In       Retained        Employee       Comprehensive      Total
                                  Stock         Capital       Earnings        Benefits         Income           Equity
                                ---------    -----------      --------       ----------    ----------------   ---------
Beginning balance, January 1     $ 13,309       $  5,009       $  2,368        ($   371)       $    162       $ 20,477

Cash dividend                          --             --           (267)             --              --           (267)
Stock option exercise/award            45             23             --              --              --             68
Net income                             --             --          1,340              --              --          1,340
Release of ESOP shares                 --             --             --              37              --             37
Other comprehensive income             --             --             --              --             399            399
                                 --------       --------       --------        --------        --------       --------
Balance September 30, 2002       $ 13,354       $  5,032       $  3,441        ($   334)       $    561       $ 22,054
                                 ========       ========       ========        ========        ========       ========

NET INTEREST INCOME

For the nine months ended September 30, 2002, net interest income increased by 13.3%, or $736,000 over the nine months ended September 30, 2001. This was primarily due to a decrease in the average rate paid on interest-bearing liabilities as compared to a year ago. Net interest income for the three months ended September 30, 2002, increased $274,000 or 14.4%, as compared to the prior three month period as a result of an increase in the volume of interest-earning assets and a decrease in the average rate paid on interest-bearing liabilities as compared to the prior year. The Corporation continues to utilize advances from the Federal Home Loan Bank to insulate interest rate risk when funding longer term fixed rate loans and investments. The net interest margin decreased for the third quarter to 3.34% compared with 3.67% for the third quarter of 2001 and for the nine months ended September 30, 2002 to 3.43% compared to 3.53% for the comparable nine month period in 2001.

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

                                                          Three Months Ended                            Nine Months Ended
                                                      September 30, 2002 vs. 2001                  September 30, 2002 vs. 2001
                                                 -------------------------------------        -------------------------------------
                                                                Increase (Decrease)                           Increase (Decrease)
                                                                  Due to Changes In                             Due to Changes In
                                                                ----------------------                       ----------------------

                                                  Total          Volume         Rate           Total        Volume           Rate
                                                                and Both                                    and Both
                                                 -------        --------       -------        -------       --------        -------
                                                                               (Dollars in thousands)
Earning Assets - Interest Income
   Federal funds sold                               ($49)       $    21           ($70)         ($622)          ($67)         ($555)
   Securities                                         44            164           (120)           366            642           (276)
   Loans                                             147            584           (437)          (579)         1,140         (1,719)
                                                 -------        -------        -------        -------        -------        -------

     Total                                           142            769           (627)          (835)         1,715         (2,550)
                                                 -------        -------        -------        -------        -------        -------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                      33             18             15             18             45            (27)
   Savings deposits                                  (15)            (1)           (14)           (78)            (6)           (72)
   Time deposits                                    (420)            95           (515)        (2,149)           (50)        (2,099)
   FHLB and repo sweeps                              117            135            (18)           490            505            (15)
   Lease and ESOP                                     (3)            (2)            (1)           (13)            (7)            (6)
   Guaranteed preferred beneficial
     interest in Corporation's
     subordinated debentures                         156            156             --            161            161             --
                                                 -------        -------        -------        -------        -------        -------

     Total                                          (132)           401           (533)        (1,571)           648         (2,219)
                                                 -------        -------        -------        -------        -------        -------
Net Interest Income                              $   274        $   368        ($   94)       $   736        $ 1,067        ($  331)
                                                 =======        =======        =======        =======        =======        =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


AVERAGE BALANCE SHEET

The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and nine month periods ended September 30, 2002 and 2001. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.


                                                              Three Months Ended September 30,
                                      ------------------------------------     ----------------------------------
                                                      2002                                    2001
                                      ----------   ----------    ---------     ---------    ---------    --------

                                                                  Average                                Average
                                                     Interest      Rate                     Interest       Rate
                                        Average      Income/      Earned/       Average      Income/      Earned/
                                        Balance      Expense       Paid         Balance      Expense       Paid
                                      ----------   ----------    ---------     ---------    ---------    --------
                                                                 (Dollars in thousands)
Assets
   Federal funds sold                    $21,076          $91         1.73%      $16,106         $140        3.48%
   Securities                             55,106          632         4.59        40,824          588        5.76
   Loans                                 185,167        3,174         6.86       151,075        3,027        8.01
                                      ----------   ----------    ---------      --------    ---------    --------
Total Earning Assets/
   Total Interest Income                 261,349        3,897         5.96%      208,005        3,755        7.22%
                                      ----------   ----------    ---------      --------    ---------    --------
Cash and due from banks                    5,954                                   6,270
All other assets                           2,092                                   1,367
                                      ----------                                --------
Total Assets                            $269,395                                $215,642
                                      ==========                                ========
Liabilities and Equity
   NOW and money market accounts         $25,466           83         1.30%      $19,922           50        0.98%
   Savings deposits                        6,767           15         0.89         7,426           30        1.62
   Time deposits                         139,089        1,139         3.28       127,506        1,559        4.89
   FHLB and repo sweeps                   30,056          287         3.82        15,970          170        4.26
   Capitalized lease obligation and
      ESOP payable                         1,298           37        11.40         1,384           40       11.56
   Guaranteed preferred beneficial
     interest in Corporation's
     subordinated debentures              10,000          156         6.24            --           --         --
                                      ----------   ----------    ---------      --------    ---------    --------
Total Interest Bearing Liabilities/
   Total Interest Expense                212,676        1,717         3.23%      172,208        1,849        4.29%
                                      ----------   ----------    ---------      --------    ---------    --------
Noninterest bearing demand deposits       34,308                                  22,636
All other liabilities                      1,060                                     833
Stockholders' equity                      21,351                                  19,965
                                      ----------                                --------
Total Liabilities and Equity            $269,395                                $215,642
                                      ==========                                ========
Net Interest Income                                    $2,180                                  $1,906
                                                   ==========                                ========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                       3.34%                                  3.67%
                                                                 =========                               ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



                                                              Nine Months Ended September 30,
                                      -----------------------------------       -----------------------------------
                                                     2002                                      2001
                                      ---------    ---------    ---------       ---------    ---------    ---------

                                                                  Average                                  Average
                                                     Interest      Rate                       Interest      Rate
                                        Average      Income/      Earned/        Average      Income/      Earned/
                                        Balance      Expense       Paid          Balance      Expense       Paid
                                      ---------    ---------     ---------      ---------    ---------    ---------
                                                                 (Dollars in thousands)
Assets
   Federal funds sold                    $19,704         $253         1.71%      $24,946         $875        4.68%
   Securities                             49,531        1,769         4.76        31,563        1,403        5.93
   Loans                                 173,820        9,024         6.92       151,861        9,603        8.43
                                      ----------    ---------    ---------     ---------    ---------   ---------
Total Earning Assets/
   Total Interest Income                 243,055       11,046         6.06%      208,370       11,881        7.60%
                                      ----------    ---------    ---------     ---------    ---------   ---------
Cash and due from banks                    6,229                                   5,585
All other assets                           1,506                                   1,452
                                      ----------                               ---------
Total Assets                            $250,790                                $215,407
                                      ==========                               =========
Liabilities and Equity
   NOW and money market accounts         $23,066          212         1.23%      $18,151          194        1.43%
   Savings deposits                        7,165           53         0.99         8,034          131        2.17
   Time deposits                         136,033        3,506         3.44       137,967        5,655        5.47
   FHLB and repo sweeps                   26,605          751         3.76         8,723          261        3.99
   Capitalized lease obligation and
     ESOP loan                             1,320          111        11.21         1,400          124       11.81
   Guaranteed preferred beneficial
     interest in Corporation's
     subordinated debentures               3,516          161         6.11            --           --         --
                                      ----------    ---------    ---------     ---------    ---------   ---------
Total Interest Bearing Liabilities/
   Total Interest Expense                197,705        4,794         3.23%      174,275        6,365        4.87%
                                      ----------    ---------    ---------     ---------    ---------   ---------
Noninterest bearing demand deposits       31,195                                  20,683
All other liabilities                        782                                     964
Stockholders' equity                      21,108                                  19,485
                                      ----------                               ---------
Total Liabilities and Equity            $250,790                                $215,407
                                      ==========                               =========
Net Interest Income                                    $6,252                                  $5,516
                                                    =========                               =========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                       3.43%                                  3.53%
                                                                  ========                              =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


NONINTEREST INCOME

Noninterest income increased by $2.6 million, or 248.2%, for the first nine months of 2002 versus the first nine months of 2001. Mortgage banking income of $3.1 million provided the largest sector of growth in noninterest income. The largest components of noninterest income are mortgage banking income and service charge fee income. The mortgage banking income consisted of origination fee income received by the Mortgage Company upon the sale of residential mortgages.

The Mortgage Company commenced operations on July 9, 2001. The Bank contributed its residential real estate portfolio and home equity lines of credit to the Mortgage Company. The Mortgage Company originates mortgage loans primarily for sale to the secondary market. The Mortgage Company has the Bank service the mortgages that it does not sell in the secondary market.

Net security gains of $176,000 for the first nine months of 2002 were comprised of $201,000 in gross gains and $25,000 in security losses on securities classified as "available for sale." Gains and losses were the result of portfolio restructuring and maximization of investments overall returns with those instruments of relatively short durations.

NONINTEREST EXPENSE

Noninterest expense increased over the first nine months of 2001 by $2.9 million, or 67%, to $7.3 million in 2002. This was primarily the result of nine months of operations from the Mortgage Company in 2002, with little expense related to the Mortgage Company in the first nine months of 2001, as the Mortgage Company's operations commenced in July 2001. Growth in noninterest expense was offset by growth in fee income. The increase in salary benefits and payroll taxes relates primarily to the employees of the Mortgage Company and represents the commissions paid to its mortgage loan originators. The offsetting origination income is shown under mortgage banking income. Total consolidated noninterest expense without the mortgage subsidiary, increased $367,000, or 9.2% over the first nine months of 2001.

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


LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by a $5.0 million unsecured federal funds borrowing facility, and a $75.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of September 30, 2002 unused commitments comprised $51.1 million.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



The following table shows the maturity and repricing distribution of the Corporation's interest earning assets and interest bearing liabilities as of September 30, 2002. This table displays the interest rate sensitivity gap (interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap ratio. Loans are presented net of unearned income, gross of allowance, while securities are shown at amortized cost. Assumptions incorporated into the time table include estimates of partial redemptions on Now, Money Market and savings accounts. Prepayment of loans and securities are also included at current levels as of September 30, 2002. Additionally, many variable rate loans have interest rate floors which are incorporated in this table.


                                                                     After Three         After One
                                                       Within         Months But          Year But          After
                                                        Three         Within One          Within             Five
                                                       Months             Year           Five Years         Years            Total
                                                     ---------       -----------         ----------        --------        ---------
                                                                                    (Dollars In thousands)
Interest earning assets:
   Federal funds sold                                $  15,700         $      --         $      --        $      --        $  15,700
   Securities                                           14,390            17,663            16,175           12,795           61,023
   FHLB stock                                               --                --                --            1,570            1,570
   Portfolio loans and
     held for resale                                    69,965            25,075            77,130           20,363          192,533
                                                     ---------         ---------         ---------        ---------        ---------
     Total                                             100,055            42,738            93,305           34,728        $ 270,826
                                                     ---------         ---------         ---------        ---------        =========

Interest bearing liabilities:
   NOW and money market
     accounts                                            3,290             9,875            13,290               --        $  26,455
   Savings deposits                                        473             1,480             3,965               --            5,918
   Jumbo time deposits                                  62,182            16,153             9,342               --           87,677
   Time deposits < $100,000                             15,764            10,823            23,229              970           50,786
   Repurchase agreements                                 9,681                --                --               --            9,681
   FHLB and repo sweeps                                     --             5,000            13,000           13,400           31,400
   Capitalized lease obligation
     and ESOP payable                                      344                35               289              627            1,295
   Guaranteed preferred beneficial
     interest in Corporation's                          10,000                --                --               --           10,000
     subordinated debentures                                --                --                --
                                                     ---------         ---------         ---------        ---------        ---------
     Total                                             101,734            43,366            63,115           14,997        $ 223,212
                                                     ---------         ---------         ---------        ---------        =========


Interest rate sensitivity gap                          ($1,679)            ($628)        $  30,190         $  19,731
Cumulative interest rate
   sensitivity gap                                                       ($2,307)        $  27,883         $  47,614
Interest rate sensitivity gap
   ratio                                                 (0.98)            (0.99)             1.48              2.32
Cumulative interest rate
   sensitivity gap ratio                                                   (0.98)             1.13              1.21



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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


At September 30, 2002, the Corporation is considered to be evenly matched at the three month and one year accumulated gap position.

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

As of June 30, 2002, the most recent and available analysis, the simulation model projects net interest income would increase by 3.3% of the base net interest income, assuming an instantaneous parallel shift upward in the yield curve by 200 basis points. Conversely, if the yield curve were to decrease by 200 basis points, the model projects net interest income would decrease by 5.6%.


ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities and Exchange Act of 1934 ("Act") was carried out under the supervision and with the participation of the Corporaton's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management within the 90-day period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the report it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls: In the quarter ended September 30, 2002, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Cash Dividend -- On July 16, 2002, the Corporation's Board of Directors declared the Corporation's second quarterly cash dividend of $0.05 per common share, payable October 1, 2002, to shareholders of record September 2, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:                 See Exhibit Index attached.

              (b) Reports on Form 8-K:      None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2002.


                                  COMMUNITY CENTRAL BANK CORPORATION





                                  By:  S/ DAVID A. WIDLAK
                                     ---------------------
                                  David A. Widlak;
                                  Chairman of the Board and CEO
                                  (Principal Executive Officer)




                                  By:  S/ RAY T. COLONIUS
                                     ---------------------
                                  Ray T. Colonius;
                                  Treasurer
                                  (Principal Financial and Accounting Officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



                                  CERTIFICATION

I, David A. Widlak, Principal Executive Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Community Central Bank Corporation.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002

                                             By:  S/ David A. Widlak
                                                ---------------------
                                             David A. Widlak;
                                             Chairman of the Board and CEO
                                             (Principal Executive Officer)

                                  CERTIFICATION

I, Ray T. Colonius, Principal Financial Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Community Central Bank Corporation.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  d. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  e. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002

                                    By:  S/ Ray T. Colonius
                                       ---------------------
                                    Ray T. Colonius;
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                  CERTIFICATION



Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Community Central Bank Corporation (the "Corporation") that the Quarterly Report of the Corporation on Form 10-QSB for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods presented in the financial statements included in such report.



Dated:  November 13, 2002           By:  S/ DAVID A. WIDLAK
                                       ---------------------
                                    David A. Widlak;
                                    Chairman of the Board and CEO
                                    (Principal Executive Officer)




Dated:  November 13, 2002           By:  S/ RAY T. COLONIUS
                                       ---------------------
                                    Ray T. Colonius;
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

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

         4.1 Specimen of Stock Certificate of Community Central Bank Corporation is incorporated by reference to Exhibit 4.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-4113) which became effective on September 23, 1996

         10.1 1996 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996 (management contract or compensatory plan)

         10.2 1996 Stock Option Plan for Nonemployee Directors is incorporated by reference to exhibit 10.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996 (management contract or compensatory plan)

         10.3 Lease Agreement between the Corporation and T.A.P. Properties, LLC, dated May 16, 1996, in incorporated by reference to exhibit 10.3 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996.

         10.4 Vicant Office Building Lease Agreement dated April 1, 1997, between Gebran S. Anton, Jr. and the Bank is incorporated by reference to exhibit 10.5 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-58475) which became effective August 25, 1998.

         10.5 1999 Stock Option Plan for Directors is incorporated by reference to exhibit 10.5 of the Corporation's Annual Report to the SEC on Form 10-KSB for the year ending December 31, 1999 (Commission File No. 000-33373) (management contract or compensatory plan)

         10.6 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.6 of the Corporation's Annual Report to the SEC on Form 10-KSB for the year ending December 31, 2000 (Commission File No. 000-33373) (management contract or compensatory plan)

         10.7 2002 Incentive Plan (management contract or compensatory plan) is incorporated by reference to exhibit 10.7 of the Corporation's Annual Report to the SEC on Form 10-KSB for the year ending December 31, 2001 (Commission File No. 000-33373) (management contract or compensatory plan)

         11       Computation of Per Share Earnings