Form 10KSB
period 2002-12-31
COMMUNITY CENTRAL BANK CORP
filed 2003-03-28
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002        Commission File No. 000-33373
                          -----------------

                       COMMUNITY CENTRAL BANK CORPORATION
                       ----------------------------------
                 (Name of small business issuer in its charter)

            Michigan                                      38-3291744
            --------                                      ----------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenue for its most recent fiscal year was $20,467,000

         As of March 21, 2003, 2,685,563 shares of Common Stock of the issuer were outstanding. The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $20.6 million as of March 21, 2003; based on the average of the bid and asked prices ($9.89) on that date. (For purposes of this calculation, 602,623 shares beneficially owned by the members of the Corporation's Board of Directors and Executive Officers have been excluded.) The exclusion of the member value of the shares owned by these individuals shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part II           Portions of Stockholder Report of the
                           issuer for the year ended December 31, 2002.

         Part III          Portions of the Proxy Statement of the
                           issuer for its April 15, 2003 Annual Meeting.




Transitional Small Business Disclosure Format      Yes       No  X
                                                       ---      ---

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


         This document, including information included or incorporated by reference, contains, and future filings by Community Central Bank Corporation on Form 10-QSB and Form 8-K and future oral and written statements by the Corporation and our management may contain, forward-looking statements about the Corporation and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by Community Central Bank Corporation and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Stockholder Report attached to this Form 10-KSB as Exhibit 13 and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

         The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

         o The strength of the United States economy in general and the strength of the local economies in which we conduct our operations;
         o The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
         o Financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;
         o The timely development of and acceptance of new products and services of Community Central Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
         o The willingness of users to substitute competitors' products and services for our products and services;
         o The impact of changes in financial services' laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance);
         o        The impact of technological changes
         o        Acquisitions;
         o        Changes in consumer spending and saving habits; and
         o        Our success at managing the risks involve in the foregoing.

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

THE BANK

         The Bank is a state-banking corporation, which operates pursuant to a charter issued by the State of Michigan. The Bank's deposits are insured to the maximum extent allowed by the Federal Deposit Insurance Corporation.

         The Bank, through its office at 100 North Main Street, Mount Clemens, Michigan, provides a wide variety of commercial banking services to individuals, businesses, governmental units, and other institutions. Its services include accepting time, demand and savings deposits, including regular checking accounts, NOW and money market accounts, and certificates of deposit. In addition, the Bank makes secured and unsecured commercial, construction, mortgage, and consumer loans, and provides safe deposit facilities. The Bank operates a loan center in Port Huron, Michigan, serving small and medium-sized businesses in St. Clair County and consumers with residential mortgage products. On July 9, 2001, Community Central Mortgage Company, LLC ("Mortgage Company") commenced operations. The ownership structure of the Mortgage Company consists of two members, the Bank and the Corporation owning 99% and 1% of the Mortgage Company, respectively.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


REGULATION AND SUPERVISION

         Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Corporation and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (the "FDIC"), the Commissioner of the Financial Institutions Bureau of the State of Michigan, the Internal Revenue Service, and federal and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty. There can be no assurance that future legislation or government policy will not adversely affect the banking industry or the operations of the Bank. Federal economic and monetary policy may affect the Bank's ability to attract deposits, make loans and achieve satisfactory interest spreads.

         Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Corporation and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Bank, and the public, rather than shareholders of the Bank or the Corporation.

         Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank including internal controls, credit underwriting, loan documentation, and loan-to-value ratios for loans secured by real property. The Bank is in compliance with these requirements.

Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

         The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of many of these requirements remains to be determined.

         The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

         The SOA addresses, among other matters:

o    audit committees;

o certification of financial statements by the chief executive officer and the chief financial officer;

o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

o a prohibition on the sale of Company common stock by directors and executive officers during pension plan black out periods;

o    disclosure of off-balance sheet transactions;

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


o a prohibition on certain personal loans to directors and officers; expedited filing requirements for Form 4s;

o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

o    "real time" filing of periodic reports;

o    the formation of a public accounting oversight board;

o    auditor independence; and

o    various increased criminal penalties for violations of securities laws.

         The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which become effective from within 30 days to one year from enactment. The SEC has been delegated the task of adopting rules to implement various provisions of the SOA.


EMPLOYEES

         As of December 31, 2002, the Corporation and its subsidiaries employed 75 persons (full time equivalent).

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

         The following table shows the composition and maturities of our securities portfolio as of December 31, 2002, 2001 and 2000 with weighted average yields. For additional information on our investments, see Note 3 of the Notes to Consolidated Financial Statements contained in the Stockholder Report of the Corporation for the year ended December 31, 2002, which is attached to this Form 10-KSB as Exhibit 13 (the "Stockholder Report").

                                                   2002                      2001                       2000
                                          ---------------------      --------------------      --------------------
                                          Book Value      Yield      Book Value     Yield      Book Value     Yield
                                            (000's)         %          (000's)        %          (000's)       %
                                          ----------      -----      ---------      -----      ---------      -----
U.S. Government debentures
   One year or less                          $6,066        2.88%       $8,591        2.71%        $4,895       6.35%
   Over 1 year through five years             6,782        3.70%       11,563        4.95%         9,469       6.52%
   Over 5 years through 10 years              3,045        5.07%        2,017        5.85%          ----       ----
   Over 10 years                               ----        ----          ----                       ----       ----
                                          ----------      -----      ---------      -----      ---------      -----
                                             15,893        3.65%       22,171        4.16%        14,364       6.46%
                                          ----------      -----      ---------      -----      ---------      -----

Municipal securities *
   One year or less                          $2,689        4.64%         $617        4.55%        $ ----       ----
   Over 1 year through five years             2,865        5.13%        2,902        5.12%           324       6.90%
   Over 5 years through 10 years              5,164        5.77%        1,917        6.06%          ----       ----
   Over 10 years                                248        5.66%          217        6.38%          ----       ----
                                          ----------      -----      ---------      -----      ---------      -----
                                             10,966        5.32%        5,653        5.42%           324       6.90%
                                          ----------      -----      ---------      -----      ---------      -----
U.S. Government mortgage-backed and
   Collateralized mortgage obligations       31,631        4.45%       17,711        5.52%         5,508       5.34%

FHLB stock                                    2,219        5.75%          875        6.25%           446       8.25%



     * weighted yield on municipal securities is calculated on a taxable equivalent basis

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)



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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)



LOAN PORTFOLIO

         The following table sets forth the composition of our loan portfolios as of the dates indicated. The loan amounts in the table reflect amounts and the dates indicated before deductions for loans in process, deferred loan fees and discounts and allowance for credit losses. Additional information and discussion, concerning our loan portfolio is presented in the Stockholder Report attached to this Form 10-KSB in Exhibit 13.

                                2002       2001       2000       1999       1998
                            --------   --------   --------   --------   --------
Commercial real estate      $122,917   $104,460   $104,530   $ 86,832   $ 49,975
Commercial and industrial     29,127     23,714     17,423     18,742     14,123
Residential real estate       41,373     17,497     24,021     25,676     29,246
Home equity lines              4,949      3,703      4,400      4,244      4,621
Consumer loans                 5,161      4,324      5,366      5,352      4,069
Credit cards                     522        513        523        466        370
                            --------   --------   --------   --------   --------
     Total loans            $204,049   $154,211   $156,263   $141,312   $102,404
                            ========   ========   ========   ========   ========

         Commercial (and multi-family) real estate loans make up the largest component of our loan portfolio. Loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Commercial and multi-family real estate loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. We attempt to minimize the risks associated with these transactions by generally limiting our commercial real estate lending to owner-operated properties of well-known customers or new customers whose businesses have an established profitable history. In many cases, risk is further reduced by limiting the amount of credit to any one borrower to an amount less than our legal lending limit and avoiding certain types of commercial real estate financing.

         Our commercial and industrial business lending activities have encompassed loans with a variety of purposes and security, including loans to finance inventory and equipment. Generally, our commercial business lending has been done as an accommodation to existing borrowers and has been limited to borrowers headquartered, or doing business, in our primary market area. Commercial and industrial business loans generally involve different risks than residential and commercial mortgage loans. Commercial and industrial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself, rather than on the value of the real estate that secures mortgage loans.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


         The following table illustrates the nominal interest rate sensitivity of selected loan portfolios at December 31, 2002. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of interest rate adjustments and possible repayments.

Commercial and Industrial
Loans due during the years ending December 31,
   2003                                                     $13,936
   2004 to 2007                                              11,758
   2008 and thereafter                                        3,433
                                                            -------
Total loans                                                 $29,127
                                                            =======

         The total amount of loans due after December 31, 2003 which have fixed interest rates is $9.8 million, while the total amount of these loans due after such date which have floating or adjustable interest rates is $5.4 million. Some loans may have floor interest rate levels which are reported as fixed interest rate loans.

Real estate construction loans
Loans due during the years ending December 31,
   2003                                                          $7,657
   2004 to 2007                                                   6,420
   2008 and thereafter                                             ----
                                                                -------
Total loans                                                     $14,077
                                                                =======

         The total amount of loans due after December 31, 2003 which have fixed interest rates is $3.3 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $3.1 million. Some loans may have floor interest rate levels which are reported as fixed interest rate loans.

         Real estate construction loans were comprised of $760,000 in residential real estate and the remaining $13.3 million in commercial real estate loans.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


ALLOWANCE FOR CREDIT LOSSES

         The following table contains charge-offs and recoveries of types of loans for the years presented. Additional information and discussion is presented in the Stockholder Report attached to this Form 10-KSB as Exhibit 13.

                                       2002      2001      2000      1999      1998
                                      ------    ------    ------    ------    ------
                                                       (000's)

Balance at beginning of the period    $2,930    $2,654    $1,927    $1,330    $  800
Charge-offs:
Commercial real estate                   193      ----      ----      ----      ----
Commercial and industrial                190       184        96       216      ----
Residential real estate                 ----      ----      ----        41      ----
Home equity lines                       ----      ----      ----      ----      ----
Consumer loans                            57        65        48        14      ----
Credit cards                              28        12        12         1      ----
                                      ------    ------    ------    ------    ------
     Total charge-offs                   468       261       156       272      ----
                                      ------    ------    ------    ------    ------

Recoveries:
Commercial real estate                  ----      ----      ----      ----      ----
Commercial and industrial                114        42        15        18      ----
Residential real estate                   31      ----      ----      ----      ----
Home equity lines                       ----      ----      ----      ----      ----
Consumer loans                            14        17        13      ----      ----
Credit cards                               1         3      ----      ----      ----
                                      ------    ------    ------    ------    ------
     Total recoveries                    160        62        28        18      ----
                                      ------    ------    ------    ------    ------
Net charge-offs
Provision charged to earnings            755       475       855       851       530
                                      ------    ------    ------    ------    ------
Balance at the end of the period      $3,377    $2,930    $2,654    $1,927    $1,330
                                      ======    ======    ======    ======    ======

Ratio of net charge-offs during the
   period to average loans during
   the period                           0.18%     0.13%     0.08%     0.21%     0.00%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)



NONPERFORMING ASSETS

         The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio. See "Loans" and "Allowance for Credit Losses" under Notes 4 and 5 of Notes to Consolidated Financial Statements and page 34 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Stockholder Report for a discussion on impaired loans. For all years presented, we have had no troubled debt restructuring, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.


                                                   December 31,

                                   2002      2001      2000      1999      1998
                                  ------    ------    ------    ------    ------
                                                    (000's)
Nonaccrual loans
   Commercial real estate         $  419    $2,383    $ ----    $ ----    $ ----
   Commercial and industrial           8        23       488        15      ----
   Residential real estate           311       166       174       453      ----
   Home equity lines                 101      ----      ----      ----      ----
   Consumer loans                   ----      ----      ----      ----      ----
   Credit cards                     ----      ----      ----      ----      ----
                                  ------    ------    ------    ------    ------
Total                                839     2,572       662       468      ----

Accruing loans delinquent more
than 90 days
   Commercial real estate          $----    $ ----    $ ----    $ ----    $ ----
   Commercial and industrial        ----      ----      ----      ----      ----
   Residential real estate          ----      ----        56       128      ----
   Home equity lines                ----      ----      ----        34      ----
   Consumer loans                   ----         4        96        11      ----
   Credit cards                        6         6      ----         5         1
                                  ------    ------    ------    ------    ------
Total                                  6        10       152       178         1

Other real estate owned
   Commercial real estate            320      ----      ----      ----      ----
                                  ------    ------    ------    ------    ------
Total nonperforming assets        $1,165    $2,582    $  814    $  646    $    1
                                  ======    ======    ======    ======    ======

Total nonperforming loans as a
   percentage of total loans        0.41%     1.67%     0.52%     0.46%     0.00%

Total nonperforming assets as a
   percentage of total assets       0.41%     1.10%     0.38%     0.35%     0.00%


COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)



ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (000'S)

         The following table contains reserve allocations for types of loans for the years presented. Additional information and discussion is presented in the Stockholder Report attached to this Form 10-KSB as Exhibit 13.


                           Commercial     Commercial    Residential   Home Equity    Consumer      Credit
                           Real Estate  and Industrial  Real Estate      Lines         Loans        Cards   Unallocated     Total
                           -----------  --------------  -----------   -----------    --------      -------  -----------     -----
Balances:

December 31, 2002            $2,561          $607            $84            $16          $59          $26        $24        $3,377
   % of loans in category     60.2%         14.3%          20.3%           2.4%         2.5%         0.3%                   100.0%

December 31, 2001            $2,092          $474            $53            $12          $46          $12       $241        $2,930
   % of loans in category     67.7%         15.4%          11.3%           2.4%         2.8%         0.4%                   100.0%

December 31, 2000            $2,040          $340            $68            $10         $100           $2        $94        $2,654
   % of loans in category     66.9%         11.1%          15.4%           2.8%         3.4%         0.4%                   100.0%

December 31, 1999            $1,104          $304            $56            $13          $86          $30       $334        $1,927
   % of loans in category     61.4%         13.3%          18.2%           3.0%         3.8%         0.3%                   100.0%

December 31, 1998              $699          $197           $172            $14          $27           $6       $215        $1,330
   % of loans in category     48.8%         13.8%          28.6%           4.5%         4.0%         0.3%                   100.0%



LEGAL LENDING LIMIT

         Pursuant to state regulations, the Bank is limited in the amount that it may lend to a single borrower. As of December 31, 2002, the legal lending limit was approximately $3.7 million; however, that limit can be expanded (for individual loans) to approximately $6.1 million with 2/3 approval of the Board of Directors.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)



RETURN ON EQUITY AND ASSETS

         The following table contains selected ratios:

                                                            Year ended December 31,
                                                     2002              2001             2000
                                                     -----             -----            -----
         Return on average total assets                .70%             0.75%            0.73%
         Return on average equity                     8.49%             8.23%            7.93%
         Dividend payout ratio                       22.15%               NA                NA
         Average equity to average assets             8.26%             9.06%            9.15%


MATURITIES OF TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE (000'S)

         The following table indicates the maturity of certificates of deposit with balances of $100,000 or more at December 31, 2002.

Up to three months                            $38,301
Three months to six months                      4,325
Six months to twelve months                    14,271
Over twelve months                             20,773
                                              -------
                                              $77,670
                                              =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

EARNINGS

         Major components of the operating results of the Corporation for 2002 through 1998 are presented in the accompanying table, summary of operations. A discussion of these results are presented in greater detail in subsequent pages and exhibits.

Summary of Operations (000's)

                                         2002              2001             2000              1999         1998
                                      -------           -------          -------           -------      -------
Interest income                       $14,956           $15,534          $16,680           $12,548       $8,982
Interest expense                        6,533             8,015            8,872             6,472        5,039
                                      -------           -------          -------           -------      -------
Net interest income                     8,423             7,519            7,808             6,076        3,943
Provision for credit losses               755               475              855               851          530

Non-interest income                     5,511             1,775              564               653          441
Non-interest expense                   10,541             6,361            5,275             4,332        3,524
                                      -------           -------          -------           -------      -------
Income before cumulative effect of
   change in accounting principle       2,638             2,458            2,242             1,546          330

Provision for income tax expense          828               832              818               563        (774)

Cumulative effect of change in
   accounting principle, net of tax      ----              ----             ----              (57)          ---
                                      -------           -------          -------           -------      -------
Net income                             $1,810            $1,626           $1,424              $926       $1,104
                                      =======           =======          =======           =======      =======
Per share data:
Basic earnings                          $0.69             $0.62            $0.55             $0.35        $0.55
Diluted earnings                        $0.68             $0.62            $0.55             $0.35        $0.54
Dividend declared                       $0.15             $----            $----             $----        $----


ADDITIONAL STATISTICAL DATA

         The additional consolidated statistical information is presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 32 to 41 of the 2002 Stockholder Report attached to this Form 10-KSB as Exhibit 13.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Bank owns its office located in the downtown business district of Mount Clemens. The executive offices of the Corporation are located in the same building. The Bank leases a suite adjacent to the executive offices and a facility in Port Huron, both of which serve as loan production centers. The leases run through 2005 and 2004, respectively. Additionally, the Mortgage Company leases facilities in Anchorville, Dearborn, Livonia and Warren, Michigan.


ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Corporation and the Bank may be involved in various legal proceedings that are incidental to their business. In the opinion of management, neither the Corporation nor the Bank is a party to any current legal proceedings that are material to the financial condition of the Corporation or the Bank, either individually or in the aggregate.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information shown under the caption "Stock Information" on page 42 of the Stockholder Report filed as Exhibit 13 to this Form 10-KSB, is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The information shown under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 32 to 41 of the Stockholder Report filed as Exhibit 13 to this Form 10-KSB, is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The information presented under the captions "Consolidated Balance Sheet," "Consolidated Statement of Income," "Consolidated Statement of Comprehensive Income," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flow," and "Notes to Consolidated Financial Statements," on pages 1 through 31 of the Stockholder Report filed as
Exhibit 13 to this Form 10-KSB, as well as the Independent Auditor's Report of Plante & Moran, PLLC, dated January 24, 2003, included in the Stockholder Report, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

         The information listed under the caption "Election of Directors - Information about Directors and Nominees as Directors" in the Proxy Statement of the Corporation for its Annual Meeting of Stockholders to be held on April 15, 2003, (the "Proxy Statement"), a copy of which has been filed with the Securities and Exchange Commission is incorporated herein by reference.

EXECUTIVE OFFICERS

         The following is a list of the executive officers of the Corporation and the Bank, together with their ages and their positions at December 31, 2002. Executive officers of the Corporation are elected annually by the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

         Name and Position                      Position Held Since              Age
         -----------------                      -------------------              ---
     David A. Widlak
       Chairman of the Board and CEO                    2000                      54

     Ronald R. Reed
       President and CEO
       Community Central Bank                           2000                      56

     Dean S. Petitpren
       President
       Community Central Bank Corporation               2001                      60

     Ray T. Colonius
       Corporate Treasurer                              1999                      45


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


COMPLIANCE WITH SECTION 16(a)

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)



ITEM 10. EXECUTIVE COMPENSATION

         The information detailed in the last two paragraphs under the caption "Election of Directors - Board of Directors Meetings and Committees; Director Compensation," and under the captions "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

PLAN CATEGORY

                                                                                          Number of Securities
                                    Number of Securities                                  Remaining Available For
                                    To be issued upon         Weighted Average            Future Issuance Under
                                    Exercise of               Exercise Price of           Equity Compensation Plans
                                    Outstanding Options,      Outstanding Options         (excluding securities
                                    Warrants and Rights       Warrants and Rights         reflected in column (a))
                                           (a)                        (b)                         (c)
                                    --------------------      -------------------         ------------------------
Equity compensation plans
   approved by security holders             211,511                    $7.13                       131,971

Equity compensation plans not
   approved by security holders                ----                   $ ----                          ----
                                    --------------------      -------------------         ------------------------
Total                                       211,511                    $7.13                       131,971



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

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

         4.1 Specimen stock certificate of Community Central Bank Corporation is incorporated by reference to exhibit 4.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113).

         10.1 1996 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113)

         10.2 1996 Stock Option Plan for Nonemployee Directors is incorporated by reference to exhibit 10.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113

         10.3 1999 Stock Option Plan for Directors is incorporated by reference to exhibit 10.5 of the Corporation's Annual Report to the SEC on Form 10-KSB for the year ending December 31, 1999 (Commission File No. 333-04113)

         10.4 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.6 of the Corporation's Annual Report to the SEC on Form 10-KSB for the year ending December 31, 2000. (Commission File No. 333-04113)

         10.5     2002 Incentive Plan is incorporated by reference to exhibit
                  10.7 of the Corporation's Annual Report to the SEC on Form 10-KSB for the year ending December 31, 2001. (Commission File No. 333-04113)

         11       Computation of Per Share Earnings

         13 2002 Stockholder Report (without Notice of Annual Meeting or Proxy Statement referred to on the cover of the 2002 Stockholder Report). Except for the portions of the 2002 Stockholder Report that are expressly incorporated by reference in this Stockholder Report on Form 10-KSB, the 2002 Annual Report of the Corporation shall not be deemed filed as a part hereof

         21       List of subsidiaries of the Corporation

         23       Consent of Independent Auditor

         99 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

         The Corporation filed a Current Report on Form 8-K with the SEC on November 20, 2002, containing a press release dated November 19, 2002 announcing Community Central Bank Corporation's declaration of a cash dividend and a press release dated November 20, 2002, announcing Community Central Bank Corporation's stock repurchase program.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

ITEM 14.  CONTROLS AND PROCEDURES

         An evaluation of the Registrant's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Registrant's senior management within the 90-day period preceding the filing date of this annual report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since the date of this evaluation there have been no significant changes in, or corrective actions taken regarding, the Registrant's internal controls or in other factors that could significantly affect these controls.

         The Registrant intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Registrant's business. While the Registrant believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Registrant to modify its disclosure controls and procedures.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003:


                                    COMMUNITY CENTRAL BANK CORPORATION


                                    /S/ DAVID A. WIDLAK
                                    --------------------------------
                                    David A. Widlak; Chairman and
                                    Chief Executive Officer
                                     (Duly authorized officer)



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 28, 2003:


/S/ GEBRAN S. ANTON                 /S/ JOSEPH F. JEANNETTE
-------------------------------     --------------------------------
Gebran S. Anton; Director           Joseph F. Jeannette; Director

/S/ DAVID E. BONIOR                 /S/ DEAN S. PETITPREN
-------------------------------     --------------------------------
David E. Bonior; Director           Dean S. Petitpren; President and Director

/S/ JOSEPH CATENACCI                /S/ RONALD R. REED
-------------------------------     --------------------------------
Joseph Catenacci; Director          Ronald R. Reed; Vice-Chairman and Director

/S/ SALVATORE COTTONE               /S/ MICHAEL D. SCHWARTZ
-------------------------------     --------------------------------
Salvatore Cottone; Director         Michael D. Schwartz; Director

/S/ CELESTINA GILES                 /S/ DAVID A. WIDLAK
-------------------------------     --------------------------------
Celestina Giles; Director           David A. Widlak; Chairman of the Board
                                      and Chief Executive Officer, and Director
                                      (principal executive officer)

/S/ BOBBY L. HILL                   /S/ RAY T. COLONIUS
-------------------------------     --------------------------------
Bobby L. Hill; Director             Ray T. Colonius, Treasurer
                                    (principal financial and accounting officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)


                                  CERTIFICATION

I, David A. Widlak, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Community Central Bank Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003

                                        By: /s/ David A. Widlak
                                           ------------------------------------
                                        David A. Widlak
                                        Chairman of the Board and CEO
                                        (Principal Executive Officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)



                                  CERTIFICATION

I, Ray T. Colonius, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Community Central Bank Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003

                                  By: /s/ Ray T. Colonius
                                     --------------------------------------
                                  Ray T. Colonius
                                  Treasurer
                                  (Principal Financial and Accounting Officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)




                                  EXHIBIT INDEX

  EXHIBIT NUMBER               EXHIBIT DESCRIPTION
  --------------               -------------------

         11           Computation of Per Share Earnings

         13 2002 Stockholder Report (without Notice of Annual Meeting or Proxy Statement referred to on the cover of the 2002 Stockholder Report). Except for the portions of the 2002 Stockholder Report that are expressly incorporated by reference in this Stockholder Report on Form 10-KSB, the 2002 Annual Report of the Corporation shall not be deemed filed as a part hereof

         21           List of subsidiaries of the Corporation.

         23           Consent of Independent Auditor

         99 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002