Form 10QSB
period 2003-03-31
COMMUNITY CENTRAL BANK CORP
filed 2003-05-14
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended           March 31, 2003
                                         --------------

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

         100 North Main Street, PO Box 7, Mount Clemens, MI 48046-0007
        ---------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (586) 783-4500
                                 --------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                             Outstanding at May 12, 2003
               -----                             ---------------------------
   Common Stock, $5 stated value                      2,691,419 Shares


Transitional Small Business Disclosure Format:

                             Yes               No    X
                                 -------          --------

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

Following are the Corporation's Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002, and Consolidated Statements of Income, Comprehensive Income, and Cash Flow for the three month periods ended March 31, 2003 and 2002. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                       March 31,     December 31,
                                                         2003            2002
                                                       ---------      ---------
Assets                                                      (In thousands)
Cash and due from banks                                $   7,329      $   6,405
Federal funds sold                                         5,900          3,000
                                                       ---------      ---------
   Cash and Cash Equivalents                              13,229          9,405
                                                       ---------      ---------

Securities available for sale, at fair value              61,052         57,200
Investment securities, at amortized cost                   1,097          1,290
FHLB stock                                                 2,319          2,219
Residential mortgage loans held for sale                  13,142         11,245

Loans
   Residential mortgage loans                             54,507         46,322
   Commercial loans                                      155,948        152,044
   Installment loans                                       6,222          5,683
                                                       ---------      ---------
   Total Loans                                           216,677        204,049
Allowance for credit losses                               (3,421)        (3,377)
                                                       ---------      ---------
   Net Loans                                             213,256        200,672
                                                       ---------      ---------

Net property and equipment                                 3,510          1,886
Other real estate owned                                      320            320
Accrued interest receivable                                1,259          1,270
Other assets                                               1,802          2,129
                                                       ---------      ---------
   Total Assets                                        $ 310,986      $ 287,636
                                                       =========      =========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                         March 31,   December 31,
                                                           2003          2002
                                                         ---------    ---------
Liabilities                                         (In thousands, except share data)
Deposits
   Noninterest bearing demand deposits                   $  35,751    $  32,235
   NOW and money market accounts                            36,662       31,565
   Savings deposits                                          5,482        5,332
   Time deposits                                           143,642      131,587
                                                         ---------    ---------
   Total deposits                                          221,537      200,719
                                                         ---------    ---------

Repurchase agreements                                        9,451        8,006
Federal Home Loan Bank advances                             46,388       44,388
Accrued interest payable                                       481          483
Other liabilities                                              360          621
Capitalized lease obligation                                  ----          951
ESOP note payable                                              308          321
Guaranteed preferred beneficial interest in
   the Corporation's subordinated debentures                10,000       10,000
                                                         ---------    ---------
   Total Liabilities                                       288,525      265,489
                                                         ---------    ---------
Stockholders' Equity
   Common stock -- $5 stated value; 9,000,000 shares
     authorized; 2,685,563 shares issued and
     outstanding at 3-31-2003, and 2,665,778
     at 12-31-2002                                          13,428       13,329
   Additional paid-in capital                                5,157        5,035
   Accumulated surplus                                       4,001        3,759
   Unearned employee benefit                                  (308)        (321)
   Accumulated other comprehensive income                      183          345
                                                         ---------    ---------
   Total Stockholders' Equity                               22,461       22,147
                                                         ---------    ---------
Total Liabilities and Stockholders' Equity               $ 310,986    $ 287,636
                                                         =========    =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                         Three Months Ended March 31,
                                                              2003         2002
                                                             ------       ------
                                                     (In thousands, except per share data)
Interest Income
   Loans (including fees)                                    $3,294       $2,874
   Securities                                                   540          561
   Federal funds sold                                            19          101
                                                             ------       ------
   Total Interest Income                                      3,853        3,536
                                                             ------       ------
Interest Expense
   Deposits                                                   1,159        1,300
   Short term borrowings                                         30           42
   Advances from FHLB                                           445          187
   Capitalized lease obligation                                ----           33
   ESOP loan interest expense                                     3            4
   Interest expense of guaranteed preferred
     beneficial interest in Corporation's
     subordinated debentures                                    128         ----
                                                             ------       ------
   Total Interest Expense                                     1,765        1,566
                                                             ------       ------
   Net Interest Income                                        2,088        1,970
Provision for credit losses                                      50          150
                                                             ------       ------
   Net Interest Income after Provision                        2,038        1,820
                                                             ------       ------
Noninterest Income
   Deposit service charges                                       51           54
   Net realized security gain                                   154           30
   Mortgage banking income                                    1,278          468
   Other income                                                  33           69
                                                             ------       ------
   Total Noninterest Income                                   1,516          621
                                                             ------       ------
Noninterest Expense
   Salaries, benefits, and payroll taxes                      1,861          947
   Premises and fixed asset expense                             288          233
   Other operating expense                                      738          642
                                                             ------       ------
Total Noninterest Expense                                     2,887        1,822
                                                             ------       ------
   Income Before Taxes                                          667          619
Provision for income taxes                                      193          194
                                                             ------       ------
   Net Income                                                $  474       $  425
                                                             ======       ======

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Per share data:
   Basic earnings                                        $   0.18          $   0.16

   Diluted earnings                                      $   0.18          $   0.16
                                                         ========          ========
   Cash Dividends                                        $   0.05          $ ----
                                                         ========          ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)                                                Three Months Ended March 31,
                                                                 2003       2002
                                                                ------     ------
                                                                 (In thousands)
Net Income as Reported                                          $  474     $  425

Other Comprehensive Income, Net of Tax
   Change in unrealized gain on securities
     available for sale and reclassification adjustment           (162)      (133)
                                                                ------     ------
Comprehensive Income                                            $  312     $  292
                                                                ======     ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)                                                        Three Months Ended March 31,
                                                                        2003        2002
                                                                      --------    --------
                                                                         (In thousands)
Operating Activities
   Net income                                                         $    474    $    425
   Adjustments to reconcile net income to net cash flow
     from operating activities:
    Net premium of security discount                                       231          91
    Net gain on sales and call of securities                              (154)        (30)
    Provision for credit losses                                             50         150
    Depreciation expense                                                    93          88
    Deferred income tax (benefit) expense                                  (51)         77
    ESOP compensation expense                                               12          12
    Decrease in accrued interest receivable                                 11          49
    Decrease (increase) in other assets                                    463        (297)
    (Decrease) increase in accrued interest payable                         (2)         37
    Decrease in other liabilities                                         (261)        (75)
    (Increase) decrease in loans held for sale                          (1,897)      4,051
                                                                      --------    --------
   Net Cash (Used in) Provided by Operating Activities                  (1,031)      4,578

Investing Activities
   Maturities, calls, sales and prepayments of securities available
    for sale                                                            31,252      10,359
   Purchase of securities available for sale                           (35,427)    (14,570)
   Maturities, calls, and prepayments of investment securities             193         159
   Purchases of investment securities                                     (100)       ----
   Increase in loans                                                   (12,634)     (8,346)
   Purchases of property and equipment                                  (1,717)       (112)
                                                                      --------    --------
   Net Cash Used in Investing Activities                               (18,433)    (12,510)

Financing Activities
   Net increase in demand and savings deposits                           8,764       4,946
   Net increase (decrease) in time deposits                             12,055      (7,253)
   Net increase (decrease) in short term borrowings                      1,445        (130)
   Increase in FHLB advances                                             2,000       3,000
   Repayment of capitalized lease obligation                              (951)        (43)
   Payment of ESOP debt                                                    (13)        (12)
   Stock option exercise/award                                             319        ----
   Cash dividends paid                                                    (134)       ----
   Repurchase of common stock                                             (196)       ----
                                                                      --------    --------
   Net Cash Provided by Financing Activities                            23,288         508
                                                                      --------    --------
Increase (decrease) in Cash and Cash Equivalents                         3,824      (7,424)
Cash and Cash Equivalents at the Beginning of the Year                   9,405      28,092
                                                                      --------    --------
Cash and Cash Equivalents at the End of the Period                    $ 13,229    $ 20,668
                                                                      ========    ========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                      $  1,767    $  1,603
   Federal Taxes Paid                                                 $   ----    $    298
                                                                      ========    ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at March 31, 2003 and December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include changes in interest rate and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in accounting standards; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national and local economy; and other factors, including risk factors, referred to from time to time in filings made by the Corporation with the Securities and Exchange Commission. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ASSETS

The Corporation's total assets have increased by $23.4 million, to $311.0 million at March 31, 2003, compared with $287.6 million at December 31, 2002.

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


                                             March 31, 2003     December 31, 2002
                                            ----------------    ------------------
                                            Amortized   Fair    Amortized   Fair
                                              Cost      Value      Cost     Value
                                            ---------  -------  ---------  -------
                                                        (In thousands)
Securities Available for Sale
   U.S. Government agency debentures         $21,285   $21,400   $15,705   $15,893
   Mortgage backed securities                  6,469     6,567     9,244     9,392
   Fed Agency / Collateralized mortgage
     obligations                              21,470    21,429    20,846    20,949
   Municipal bonds                            11,549    11,656    10,881    10,966
                                             -------   -------   -------   -------
       Total Securities Available for Sale    60,773    61,052    56,676    57,200
                                             -------   -------   -------   -------

Investment Securities
   Mortgage backed securities                  1,097     1,154     1,290     1,351
                                             -------   -------   -------   -------
       Total Investment Securities             1,097     1,154     1,290     1,351
                                             -------   -------   -------   -------

       Total Securities                      $61,870   $62,206   $57,966   $58,551
                                             =======   =======   =======   =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


Mortgage loans held for sale totaled $13.1 million at March 31, 2003 compared to $11.2 million at December 31, 2002. The mortgage loans were originated by the Mortgage Company, which started operations July 9, 2001. Loans closed generally remain in loans held for sale for less than 30 days in duration. Loans are normally committed for sale before funding takes place.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Additionally, the Corporation had approximately $41.1 million in outstanding loans at March 31, 2003, to commercial borrowers in the real estate rental and property management industries.

A summary of nonperforming assets is as follows:

                                                        March 31,     December 31,
                                                           2003          2002
                                                        ---------      ---------
                                                              (In thousands)
Impaired loans:
Nonaccrual
   Commercial                                           $     573      $     427
   Residential real estate                                    101            311
   Installment                                                 83            101
                                                        ---------      ---------
Total nonaccruing loans                                       757            839

Loans past due 90 days and still accruing interest:

   Installment                                                 18              6
                                                        ---------      ---------
Total loans past due 90 days and
   still accruing interest                                     18              6
                                                        ---------      ---------

Total nonaccruing and loans past due 90 days
   and still accruing interest                                775            845

Other real estate owned                                       320            320
                                                        ---------      ---------
Total nonperforming assets                              $   1,095      $   1,165
                                                        =========      =========
Total nonaccruing loans as a percentage of
   total loans                                               0.35%          0.41%
                                                        =========      =========

Total nonaccruing loans and loans past due
   90 days or more and still accruing interest
   as a percentage of total loans                            0.36%          0.41%
                                                        =========      =========

Total nonperforming assets as a percentage
   of total assets                                           0.35%          0.41%
                                                        =========      =========


The following table shows an analysis of the allowance for credit losses:

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                                  March 31,       December 31,      March 30,
                                                    2003             2002             2002
                                                 ----------       ----------       ----------
                                                           (Dollars in thousands)
Allowance for credit losses at
   beginning of period                           $    3,377       $    2,930       $    2,930

Provision charged to expense                             50              755              150
Loans charged off                                       (14)            (468)            (102)
Loans recovered                                           8              160               36
                                                 ----------       ----------       ----------
Allowance for credit losses at end of period     $    3,421       $    3,377       $    3,014
                                                 ==========       ==========       ==========
Allowance for credit losses as a percentage
   of portfolio loans at period end                    1.58%            1.65%            1.85%

The allowance for credit losses as a percentage of total loans, was 1.58% at March 31, 2003, versus 1.65% at December 31, 2002 and 1.85% at March 31, 2002.
The relative decrease of the allowance for credit losses as a percentage of portfolio loans is attributable to several factors, including increases in residential real estate loans which require a lower relative reserve allocation compared to commercial type loans. Additional factors include overall credit quality determinates and loan charge-offs experienced. In each accounting period, management evaluates the problems and potential losses in the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit and financial guarantees. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

LIABILITIES

During the three months ended March 31, 2003, total deposits increased by $20.8 million, to $221.5 million. The increase in deposits was attributable to increases in non-interest bearing demand deposits of $3.5 million, an increase in money market and NOW accounts of $5.1 million, and certificates of deposit of $12.1 million. The quarterly growth in demand deposits was tied to initiatives focused on organizations and businesses for payroll accounts and other related services. Management attributes the growth experienced in NOW and money market accounts from customers' preference for this type of deposit account given the uncertainty of economy. The growth in certificates of deposit was aided by increases in local municipal deposits. The Corporation has been utilizing Federal Home Loan Bank ("FHLB") advances to better match against interest rate risk as described below.

Short term borrowings at March 31 consisted of short term FHLB advances of $16.0 million and securities sold with an agreement to repurchase them the following day of $9.4 million. Following are details of short term borrowings for the dates indicated:

                                                                 March 31,      December 31,
                                                                   2003             2002
                                                                -----------     ------------
                                                                   (Dollars in thousands)
         Amount outstanding at end of period                      $25,451          $19,006
         Weighted average interest rate on ending balance            2.13%            2.21%


         Maximum amount outstanding at any month end
           during the period                                      $28,787          $21,932


FHLB ADVANCES

In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. These advances are secured under a blanket security agreement by first mortgage loans and the pledging of certain securities.

FHLB advances outstanding at March 31, 2003 were as follows:

                                                                  Ending         Average rate
                                                                  Balance      at end of period
                                                                  -------      ----------------
                                                                      (Dollars in thousands)
         Short-term FHLB advances                                 $16,000            2.80%
         Long-term FHLB advances                                   30,388            4.36%
                                                                  -------          ------
                                                                  $46,388            3.82%

Long-term advances comprised ten advances with maturities ranging from May 2004 to December 2012.

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

                                                                                                  Minimum Ratio
                                                March 31,       December  31,       March 31,      for Capital
                                                  2003              2002              2002           Adequacy       Ratio to be
                                           -----------------   --------------    ---------------
                                           Capital     Ratio   Capital  Ratio    Capital   Ratio     Purposes    "Well Capitalized"
                                           -------     -----   -------  -----    -------   -----     --------    ------------------
Tier I capital to risk-weighted assets
     Consolidated                           $29,703    13.58%  $29,067  14.06%   $20,749   12.13%        4%              NA
     Bank only                               28,804    13.20%   28,313  13.72%    19,664   11.51%        4%               6%

Total capital to risk-weighted assets
     Consolidated                           $35,020    16.01%  $34,394  16.64%   $22,898   13.39%        8%              NA
     Bank only                               31,541    14.45%   30,903  14.97%    21,811   12.76%        8%              10%

Tier I capital to quarterly average assets
     Consolidated                           $29,703    10.06%  $29,067  10.40%   $20,749    8.60%        4%              NA
     Bank only                               28,804     9.77%   28,313  10.14%    19,664    8.16%        4%               5%

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows the changes in stockholders' equity for the three months ended March 31, 2003:

                                            Additional                 Unearned      Accumulated Other
                               Common        Paid-In     Retained      Employee       Comprehensive       Total
                                Stock        Capital     Earnings      Benefits           Income          Equity
                              ---------    -----------   --------      ---------     ----------------    ---------
Beginning balance, January 1  $  13,329    $   5,035    $   3,759          ($321)    $           345     $  22,147

Cash dividend                      ----         ----         (134)          ----                ----          (134)
Stock option exercise/award         197          122         ----           ----                ----           319
Repurchase of common stock          (98)        ----          (98)          ----                ----          (196)
Net income                         ----         ----          474           ----                ----           474
Release of ESOP shares             ----         ----         ----             13                ----            13
Other comprehensive income         ----         ----         ----           ----                (162)         (162)
                              ---------    ---------    ---------      ---------     ---------------     ---------
Balance March 31, 2003        $  13,428    $   5,157    $   4,001          ($308)    $           183     $  22,461
                              =========    =========    =========      =========     ===============     =========

During the first quarter of 2003, a total of 39,385 shares were exercised under the 1996 Stock Option Plan for Nonemployee Directors with an average exercise price of $7.21 per share.


NET INTEREST INCOME

For the quarter ended March 31, 2003, net interest income increased by 6%, or $118,000 over the first quarter of 2002. This was primarily attributable to an expanded earning asset base, which was somewhat offset by a decrease in the net interest margin. The net interest margin was effected by primarily lower loan yields and the result of refinancing and removal of interest rate floors versus interest rates on many time deposits, which could not be lowered correspondingly. Net interest income for the three months ended March 31, 2003, decreased $83,000 or 4%, as compared to the prior three month period. This was due to significant refinancing of the commercial portfolio, affecting the yield downward at a higher proportion than the overall cost of funds. The Corporation continues to utilize advances from the Federal Home Loan Bank to insulate interest rate risk when funding longer term fixed rate loans and investments. The net interest margin decreased for the first quarter 2003 to 2.92% compared with 3.37% for the first quarter of 2002. The net interest margin for the first quarter 2003 on a fully taxable equivalent basis was 2.99% compared to the first quarter of 2002 at 3.42%.

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

                                                            Three Months Ended
                                                         March 31, 2003 vs. 2002
                                                   ------------------------------------
                                                                  Increase  (Decrease)
                                                                   Due to Changes In
                                                                 ----------------------
                                                    Total         Volume         Rate
                                                                 and Both
                                                   --------      --------      --------
                                                              (In thousands)
Earning Assets - Interest Income
   Federal funds sold                              $    (82)     $    (52)     $    (30)
   Securities                                           (21)          116          (137)
   Loans                                                420           855          (435)
                                                   --------      --------      --------
     Total                                              317           919          (602)
                                                   --------      --------      --------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                         64            46            18
   Savings deposits                                     (10)           (3)           (7)
   Time deposits                                       (195)          (26)         (169)
   FHLB and repo sweeps                                 246           261           (15)
   Lease and ESOP                                       (34)           (9)          (25)
   Guaranteed preferred beneficial interest in
     Corporation's subordinated debentures              128           128          ----
                                                   --------      --------      --------
     Total                                              199           397          (198)
                                                   --------      --------      --------

Net Interest Income                                $    118      $    522      $   (404)
                                                   ========      ========      ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

AVERAGE BALANCE SHEET

The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three month periods ended March 31, 2003 and 2002. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.

                                                                           Three Months Ended March 31,
                                                -----------------------------------       -----------------------------------
                                                               2003                                      2002
                                                ----------   ---------     ---------      ---------    ---------    ---------

                                                                            Average                                  Average
                                                              Interest       Rate                       Interest      Rate
                                                 Average      Income/       Earned/        Average      Income/      Earned/
                                                 Balance      Expense        Paid          Balance      Expense       Paid
                                                ----------   ---------     ---------      ---------    ---------    ---------
                                                                                (In thousands)
Assets
   Federal funds sold                           $    6,316   $      19          1.20%     $  23,689    $     101         1.71%
   Securities                                       61,302         540          3.52         48,092          561         4.67
   Loans                                           218,598       3,294          6.03        161,832        2,874         7.10
                                                ----------   ---------     ---------      ---------    ---------    ---------
Total Earning Assets/
   Total Interest Income                           286,216       3,853          5.38        233,613        3,536         6.05
                                                ----------   ---------     ---------      ---------    ---------    ---------
Cash and due from banks                              5,533                                    6,542
All other assets                                     3,378                                    1,025
                                                ----------                                ---------
Total Assets                                    $  295,127                                $ 241,180
                                                ==========                                =========
Liabilities and Equity
   NOW and money market accounts                $   32,706         119          1.46      $  20,094           55         1.09
   Savings deposits                                  5,612          10          0.71          7,307           20         1.09
   Time deposits                                   134,100       1,030          3.07        137,497        1,225         3.56
   FHLB and repo sweeps                             56,158         475          3.38         25,271          229         3.62
   Capitalized lease and ESOP                          337           3          3.56          1,343           37        11.02
   Guaranteed preferred beneficial interest
     in Corporation's subordinated debentures       10,000         128          5.12           ----         ----         ----
                                                ----------   ---------     ---------      ---------    ---------    ---------
Total Interest Bearing Liabilities/
   Total Interest Expense                          238,913       1,765          2.96        191,512        1,566         3.27
                                                ----------   ---------     ---------      ---------    ---------    ---------
Noninterest bearing demand deposits                 33,276                                   28,217
All other liabilities                                  926                                      630
Stockholders' equity                                22,012                                   20,821
                                                ----------                                ---------
Total Liabilities and Equity                    $  295,127                                $ 241,180
                                                ==========                                =========
Net Interest Income                                          $   2,088                                 $   1,970
                                                             =========                                 =========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                                 2.92%                                    3.37%
                                                                           =========                                =========
Net Interest Margin
   (fully taxable equivalent)                                                   2.99%                                    3.42%
                                                                           =========                                =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

NONINTEREST INCOME

Noninterest income increased by $895,000, or 144.1%, for the first quarter of 2003 versus the first quarter of 2002. Mortgage banking income of $1.3 million provided the largest sector of growth in noninterest income. The largest components of noninterest income are mortgage banking income and service charge fee income. The mortgage banking income consisted of origination fee income received by the Mortgage Company upon the sale of residential mortgages.

The Mortgage Company commenced operations on July 9, 2001. The Bank contributed its residential real estate portfolio and home equity lines of credit to the Mortgage Company. The Mortgage Company originates mortgage loans primarily for sale to the secondary market. The Mortgage Company has the Bank service the mortgages that it does not sell in the secondary market.

Net security gains of $154,000 for the first quarter of 2003 were comprised of $155,000 in gross gains and $1,000 in security losses on securities classified as "available for sale." Gains and losses were the result of portfolio restructuring.


NONINTEREST EXPENSE

Noninterest expense increased over the first quarter of 2002 by $1.0 million, or 58.4%, to $2.9 million in 2003. The increase in salary benefits and payroll taxes relates primarily to the employees of the Mortgage Company and represents the commissions paid to its mortgage loan originators. The offsetting origination income is shown under mortgage banking income. Total consolidated noninterest expense without the mortgage subsidiary, decreased $26,000, or 2% over the first quarter 2002.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, (SFAS
148), an amendment of Statement of Financial Accounting Standards No. 123 (SFAS
123) was issued. SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in both annual and interim financial statements about the accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was adopted by the Corporation in 2002 and did not have a material effect on the consolidated financial position or results of operations.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The corporation did not issue options during the first quarter of 2003 and had not during the first quarter of 2002. If the Corporation had used the fair value method of accounting, using the Black Scholes option pricing model and recognizing compensation cost for the plan based on the fair value of awards at the grant date, net income and earnings per share on a pro forma basis would have been as follows:

                                                       Three Months Ended March 31,
                                                          2003           2002
                                                        ---------      ---------
                                                  (In thousands, except per share data)
Net income, as reported                                 $     474      $     425

Deduct:  Total stock-based employee and director
   compensation expense under fair value based
   methods of awards, net of related tax effects              (28)           (13)
                                                        ---------      ---------
Pro forma net income                                    $     446      $     412
                                                        =========      =========
Earnings per share

   Basic -- as reported                                 $    0.18      $    0.16
   Basic -- pro forma                                   $    0.17      $    0.16

   Diluted -- as reported                               $    0.18      $    0.16
   Diluted -- pro forma                                 $    0.18      $    0.16

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions. No options were issued during the respective quarterly reporting periods. The assumptions listed below were used in 2002 for valuation with no practical change in the first quarter.

                                                                  Three Months Ended March 31,
                                                                     2003                2002
                                                                   -------             -------
Dividend yield or expected dividends                                 2.03%              2.03%
Risk free interest rate                                              4.00%              4.00%
Expected life                                                        10 yrs.            10 yrs.
Expected volatility                                                 21.92%             21.92%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by a $5.0 million unsecured federal funds borrowing facility, and a $75.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of March 31, 2003 unused commitments comprised $60.7 million. On February 18, 2003, the Corporation's Board of Directors declared the Corporation's fourth quarterly cash dividend of $0.05 per common share, payable April 1, 2003, to shareholders of record March 3, 2003.



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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows the maturity and repricing distribution of the Corporation's interest-earning assets and interest-bearing liabilities as of March 31, 2003. This table displays the interest rate sensitivity gap (interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap ratio. Loans are presented net of unearned income, gross of allowance, while securities are shown at amortized cost. Assumptions incorporated into the time table include estimates of partial redemptions on Now, Money Market and savings accounts. Prepayment of loans and securities are also included at current levels as of March 31, 2003. Additionally, many variable rate loans have interest rate floors which are incorporated in this table.


                                                      After Three    After One
                                         Within       Months But      Year But        After
                                         Three        Within One       Within         Five
                                         Months          Year        Five Years       Years          Total
                                       ----------    ------------    ----------     ----------     ----------
                                                                   (in thousands)
Interest earning assets:
   Federal funds sold                  $    5,900        $  ----        $  ----     $     ----     $    5,900
   Securities                              14,993         15,624         17,565         13,688         61,870
   FHLB stock                                ----           ----           ----          2,319          2,319
   Portfolio loans and
     held for resale                       71,378         29,016         83,879         45,546        229,819
                                       ----------     ----------     ----------     ----------     ----------
     Total                                 92,271         44,640        101,444         61,553     $  299,908
                                       ----------     ----------     ----------     ----------     ==========

Interest bearing liabilities:
   NOW and money market
     accounts                               5,315         15,782         15,565           ----     $   36,662
   Savings deposits                           439          1,371          3,672           ----          5,482
   Jumbo time deposits                     44,909         21,506         21,293          2,594         90,302
   Time deposits < $100,000                17,497          9,918         24,655          1,270         53,340
   Repurchase agreements                    9,451           ----           ----           ----          9,451
   FHLB and repo sweeps                     5,000         11,000         15,000         15,388         46,388
   Capitalized lease obligation
     and ESOP payable                         308           ----           ----           ----            308
   Guaranteed preferred beneficial
     interest in Corporation's
     subordinated debentures               10,000           ----           ----           ----         10,000
                                       ----------     ----------     ----------     ----------     ----------
     Total                                 92,919         59,577         80,185         19,252     $  251,933
                                       ----------     ----------     ----------     ----------     ==========


Interest rate sensitivity gap               ($648)      ($14,937)       $21,259     $   42,301
Cumulative interest rate
   sensitivity gap                                      ($15,585)       $ 5,674     $   47,975
Interest rate sensitivity gap
   ratio                                     0.99           0.75           1.27           3.20
Cumulative interest rate
   sensitivity gap ratio                                    0.90           1.02           1.19


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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

At March 31, 2003, the Corporation is considered evenly matched in the time interval of the first three months, according to the preceding table. The Corporation is considered to be somewhat liability sensitive at the one year accumulated gap position.

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

As of December 31, 2002, the most recent and available analysis, the simulation model projects net interest income would increase by 3.0% of the base net interest income, assuming an instantaneous parallel shift upward in the yield curve by 200 basis points. Conversely, if the yield curve were to decrease by 200 basis points, the model projects net interest income would decrease by 2.3%.


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities and Exchange Act of 1934 ("Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management within the 90-day period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the report it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls: In the quarter ended March 31, 2003, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Cash Dividend -- On February 18, 2003, the Corporation's Board of Directors declared the Corporation's fourth quarterly cash dividend of $0.05 per common share, payable April 1, 2003, to shareholders of record March 3, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

              (a) Exhibits:                 See Exhibit Index attached.

              (b) Reports on Form 8-K:      None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2003.


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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 14, 2003
                                    By: /s/ David A. Widlak
                                        ----------------------------------------
                                    David A. Widlak
                                    Chairman of the Board and CEO
                                    (Principal Executive Officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 14, 2003

                                    By: /s/ Ray T. Colonius
                                        ----------------------------------------
                                    Ray T. Colonius
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

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

           3.2                   Bylaws of the Corporation, as amended and currently in effect

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

           10.5                  1999 Stock Option Plan for Directors in incorporated by reference to exhibit
                                 10.5 of the Corporation's Annual Report to the SEC on Form 10-KSB for the year ending December 31, 1999 (Commission File No. 000-33373) (management contract or compensatory plan)

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

           11                    Computation of Per Share Earnings

           99.1                  Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002