Form 10QSB
period 2003-06-30
COMMUNITY CENTRAL BANK CORP
filed 2003-08-12
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended    June 30, 2003
                                  -------------

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

                                 (586) 783-4500
                                 --------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                               Outstanding at August 11, 2003
             -----                               ------------------------------
Common Stock, $5 stated value                           2,717,775 Shares



Transitional Small Business Disclosure Format:
                           Yes ______        No __ X __

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

Following are the Corporation's Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002, and Consolidated Statements of Income, Comprehensive Income, and Cash Flow for the six month periods ended June 30, 2003 and 2002. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. The following describes the critical accounting policies, which are employed in the preparation of financial statements.

Allowance for Credit Losses: The allowance for credit losses is maintained at a level considered by management to be adequate to absorb losses inherent in existing loans and loan commitments. The adequacy of the allowance is based on evaluations that take into consideration such factors as prior loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific impaired or problem loans and commitments, current and anticipated economic conditions that may affect the borrower's ability to pay, and other subjective factors. The determination of the allowance is also based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, and guidance issued from other regulatory bodies such as the joint policy statement issued by the Federal Financial Institutions Examination Council.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)



CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                      June 30,        December 31,
                                                        2003              2002
                                                     ---------        ------------
Assets                                                       (In thousands)

Cash and due from banks                               $   1,418       $   6,405
Federal funds sold                                       18,200           3,000
                                                      ---------       ---------
   Cash and Cash Equivalents                             19,618           9,405
                                                      ---------       ---------

Securities available for sale, at fair value             48,742          57,200
Investment securities, at amortized cost                    978           1,290
FHLB stock                                                2,664           2,219
Residential mortgage loans held for sale                 16,688          11,245

Loans
   Residential mortgage loans                            57,420          46,322
   Commercial loans                                     158,329         152,044
   Installment loans                                      8,481           5,683
                                                      ---------       ---------
   Total Loans                                          224,230         204,049
Allowance for credit losses                              (3,421)         (3,377)
                                                      ---------       ---------
   Net Loans                                            220,809         200,672
                                                      ---------       ---------

Net property and equipment                                3,518           1,886
Other real estate owned                                     320             320
Accrued interest receivable                               1,148           1,270
Other assets                                              8,829           2,129
                                                      ---------       ---------
   Total Assets                                       $ 323,314       $ 287,636
                                                      =========       =========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                      June 30,       December 31,
                                                        2003             2002
                                                     ---------       ------------
Liabilities                                        (In thousands, except share data)

Deposits
   Noninterest bearing demand deposits                $  37,186       $  32,235
   NOW and money market accounts                         40,834          31,565
   Savings deposits                                       5,721           5,332
   Time deposits                                        144,295         131,587
                                                      ---------       ---------
   Total deposits                                       228,036         200,719
                                                      ---------       ---------

Repurchase agreements                                     7,425           8,006
Federal Home Loan Bank advances                          53,288          44,388
Accrued interest payable                                    438             483
Other liabilities                                           642             621
Capitalized lease obligation                                 --             951
ESOP note payable                                           296             321
Guaranteed preferred beneficial interest in
   the Corporation's subordinated debentures             10,000          10,000
                                                      ---------       ---------
   Total Liabilities                                    300,125         265,489
                                                      ---------       ---------
Stockholders' Equity
   Common stock -- $5 stated value;
     9,000,000 shares authorized;
     2,708,275 shares issued and
     outstanding at 6-30-2003, and
     2,665,778 at 12-31-2002                             13,541          13,329
   Additional paid-in capital                             5,255           5,035
   Retained earnings                                      4,392           3,759
   Unearned employee benefit                               (295)           (321)
   Accumulated other comprehensive income                   296             345
                                                      ---------       ---------
   Total Stockholders' Equity                            23,189          22,147
                                                      ---------       ---------
Total Liabilities and Stockholders' Equity            $ 323,314       $ 287,636
                                                      =========       =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                 Three Months Ended       Six Months Ended
                                                       June 30,               June 30,
                                                  2003        2002        2003        2002
                                                  ----        ----        ----        ----
                                                     (In thousands, except per share data)
Interest Income
   Loans (including fees)                        $3,520      $2,976      $6,814      $5,850
   Securities                                       486         576       1,026       1,137
   Federal funds sold                                27          61          46         162
                                                 ------      ------      ------      ------
   Total Interest Income                          4,033       3,613       7,886       7,149
                                                 ------      ------      ------      ------
Interest Expense
   Deposits                                       1,171       1,234       2,330       2,534
   Short term borrowings                             23          32          53          74
   Advances from FHLB                               464         202         909         389
   Capitalized lease obligation                      --          33          --          66
   ESOP loan interest expense                         4           4           7           8
   Interest expense of guaranteed preferred
     beneficial interest in Corporation's
     subordinated debentures                        129           6         257           6
                                                 ------      ------      ------      ------
   Total Interest Expense                         1,791       1,511       3,556       3,077
                                                 ------      ------      ------      ------
   Net Interest Income                            2,242       2,102       4,330       4,072
Provision for credit losses                          25         165          75         315
                                                 ------      ------      ------      ------
   Net Interest Income after Provision            2,217       1,937       4,255       3,757
                                                 ------      ------      ------      ------
Noninterest Income
   Deposit service charges                           56          52         107         106
   Net realized security gain                       253           4         407          34
   Mortgage banking income                        2,330         983       3,608       1,451
   Other income                                      83          43         116         112
                                                 ------      ------      ------      ------
   Total Noninterest Income                       2,722       1,082       4,238       1,703
                                                 ------      ------      ------      ------
Noninterest Expense
   Salaries, benefits, and payroll taxes          2,681       1,370       4,542       2,317
   Premises and fixed asset expense                 302         270         590         503
   Other operating expense                        1,191         764       1,929       1,406
                                                 ------      ------      ------      ------
Total Noninterest Expense                         4,174       2,404       7,061       4,226
                                                 ------      ------      ------      ------
   Income Before Taxes                              765         615       1,432       1,234
Provision for income taxes                          238         196         431         390
                                                 ------      ------      ------      ------
   Net Income                                    $  527      $  419      $1,001      $  844
                                                 ======      ======      ======      ======

Per share data:
   Basic earnings                                $ 0.20      $ 0.16      $ 0.38      $ 0.32

   Diluted earnings                              $ 0.20      $ 0.16      $ 0.37      $ 0.32
                                                 ======      ======      ======      ======
   Cash Dividends                                $ 0.05      $ 0.05      $ 0.10      $ 0.05
                                                 ======      ======      ======      ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                            Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                             2003         2002        2003          2002
                                                             ----         ----        ----          ----
                                                                            (In thousands)
Net Income as Reported                                     $   527      $   419      $ 1,001       $   844

Other Comprehensive Income, Net of Tax
   Change in unrealized gain on securities
   Available for sale and reclassification adjustment          113          230          (49)           96
                                                           -------      -------      -------       -------


Comprehensive Income                                       $   640      $   649      $   952       $   940
                                                           =======      =======      =======       =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                    Six Months Ended June 30,
                                                                      2003           2002
                                                                    --------       --------
                                                                         (In thousands)
Operating Activities
   Net income                                                       $  1,001       $    844
   Adjustments to reconcile net income to net cash flow
     from operating activities:
    Net premium of security discount                                     423            152
    Net gain on sales and call of securities                            (407)           (34)
    Provision for credit losses                                           75            315
    Depreciation expense                                                 192            190
    Deferred income tax expense                                          (78)          (202)
    ESOP compensation expense                                             25             25
    Decrease in accrued interest receivable                              122             82
     (Increase) in other assets                                       (6,594)          (995)
    (Decrease) in accrued interest payable                               (45)           (11)
    (Decrease) in other liabilities                                       21            114
    (Increase) in loans held for sale                                 (5,443)        (2,526)
                                                                    --------       --------
   Net Cash (Used in) Operating Activities                           (10,708)        (2,046)

Investing Activities
   Maturities, calls, sales and prepayments of
     securities available for sale                                    61,802         26,438
   Purchase of securities available for sale                         (53,435)       (28,973)
   Maturities, calls, and prepayments of investment securities           312            335
   Purchases of investment securities                                   (445)            --
   Increase in loans                                                 (20,212)       (16,656)
   Purchases of property and equipment                                (1,824)          (285)
                                                                    --------       --------
   Net Cash Used in Investing Activities                             (13,802)       (19,141)

Financing Activities
   Net increase in demand and savings deposits                         9,416         12,569
   Net increase (decrease) in time deposits                           17,901         (2,881)
   Net (decrease) increase in short term borrowings                     (581)           348
   Guaranteed preferred beneficial interest in Corporation's
     Subordinated debentures                                              --         10,000
   Increase in FHLB advances                                           8,900          4,000
   Repayment of capitalized lease obligation                            (951)           (87)
   Payment of ESOP debt                                                  (26)           (25)
   Stock option exercise/award                                           530             --
   Cash dividends paid                                                  (270)            --
   Repurchase of common stock                                           (196)            --
                                                                    --------       --------
   Net Cash Provided by Financing Activities                          34,723         23,924
                                                                    --------       --------
Increase in Cash and Cash Equivalents                                 10,213          2,737
Cash and Cash Equivalents at the Beginning of the Year                 9,405         28,092
                                                                    --------       --------
Cash and Cash Equivalents at the End of the Period                  $ 19,618       $ 30,829
                                                                    ========       ========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                    $  3,660       $  3,088
   Federal Taxes Paid                                               $    455       $    589
                                                                    ========       ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at June 30, 2003 and December 31, 2002 and the results of operations for the three and six months ended June 30, 2003 and 2002. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include changes in interest rate and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in accounting standards; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national and local economy; our ability to successfully integrate acquisitions into our existing operations, and the availability of new acquisition's that build shareholder value; and other factors, including risk factors, referred to from time to time in filings made by the Corporation with the Securities and Exchange Commission. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ASSETS

The Corporation's total assets have increased by $35.7 million, to $323.3 million at June 30, 2003, compared with $287.6 million at December 31, 2002.

The largest segment of asset growth occurred in the loan portfolio and residential mortgages held for sale, which had a combined increase of $25.6 million from December 31, 2002. Other changes in assets during the same time period included repositioning of the investment portfolio to reduce its overall duration and the purchase of $7.0 million in bank owned life insurance. The bank owned life insurance was purchased in connection with the supplemental executive retirement plan entered into between the Corporation and key corporate officers.

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


                                                  June 30, 2003           December 31, 2002
                                               --------------------     ----------------------
                                               Amortized      Fair       Amortized      Fair
                                                  Cost        Value         Cost        Value
                                               ---------      -----      ---------      -----
                                                               (In thousands)
Securities Available for Sale
   U.S. Government agency debentures            $13,767      $13,842      $15,705      $15,893
   Mortgage backed securities                     7,342        7,441        9,244        9,392
   Fed Agency / Collateralized mortgage
     obligations                                 18,879       18,975       20,846       20,949
   Municipal bonds                                8,305        8,484       10,881       10,966
                                                -------      -------      -------      -------
       Total Securities Available for Sale       48,293       48,742       56,676       57,200
                                                -------      -------      -------      -------

Investment Securities
   Mortgage backed securities                       978        1,053        1,290        1,351
                                                -------      -------      -------      -------
       Total Investment Securities                  978        1,053        1,290        1,351
                                                -------      -------      -------      -------

       Total Securities                         $49,271      $49,795      $57,966      $58,551
                                                =======      =======      =======      =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Mortgage loans held for sale totaled $16.7 million at June 30, 2003 compared to $11.2 million at December 31, 2002. The mortgage loans were originated by the Bank's mortgage subsidiary, which started operations July 9, 2001. Loans closed generally remain in loans held for sale for less than 30 days in duration. Loans are normally committed for sale before funding takes place.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Additionally, the Corporation had approximately $43 million in outstanding loans at June 30, 2003, to commercial borrowers in the real estate rental and property management industries.

A summary of nonperforming assets is as follows:

                                                         June 30,   December 31,
                                                           2003         2002
                                                        ---------   ------------
                                                            (In thousands)
Impaired loans:
Nonaccrual
   Commercial                                            $  487       $  427
   Residential real estate                                  102          311
   Installment                                               --          101
                                                         ------       ------
Total nonaccruing loans                                     589          839

Loans past due 90 days and still accruing interest:

   Mortgage                                                 116           --
   Installment                                                4            6
                                                         ------       ------
Total loans past due 90 days and
   still accruing interest                                  120            6
                                                         ------       ------

Total nonaccruing loans and loans past due
   90 days and still accruing interest                      709          845

Other real estate owned                                     320          320
                                                         ------       ------
Total nonperforming assets                               $1,029       $1,165
                                                         ======       ======
Total nonaccruing loans as a percentage of
   total loans                                             0.26%        0.41%
                                                         ======       ======

Total nonaccruing loans and loans past due
   90 days or more and still accruing interest
   as a percentage of total loans                          0.32%        0.41%
                                                         ======       ======

Total nonperforming assets as a percentage
   of total assets                                         0.32%        0.41%
                                                         ======       ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows an analysis of the allowance for credit losses:

                                                  June 30,     December 31,
                                                    2003          2002
                                                  -------      ------------
                                                   (Dollars in thousands)
Allowance for credit losses at
   beginning of period                            $ 3,377        $ 2,930

Provision charged to expense                           75            755
Loans charged off                                     (49)          (468)
Loans recovered                                        18            160
                                                  -------        -------
Allowance for credit losses at end of period      $ 3,421        $ 3,377
                                                  =======        =======
Allowance for credit losses as a percentage
   of portfolio loans at period end                  1.53%          1.65%


The allowance for credit losses as a percentage of total loans, was 1.53% at June 30, 2003, versus 1.65% at December 31, 2002. The relative decrease of the allowance for credit losses as a percentage of portfolio loans is attributable to several factors, a relatively low level of loan net charge offs, comprising 3 basis points of average year to date loans on an annualized basis, increases in residential real estate loans which require a lower relative reserve allocation compared to commercial type loans, and overall credit quality. In each accounting period, management evaluates the problems and potential losses in the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit and financial guarantees. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

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

Although management believes that the allowance for credit losses is adequate to absorb losses as they arise, there can be no assurance that the Corporation will not sustain losses in any given period that could be substantial in relation to the size of the allowance for credit losses.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

LIABILITIES

During the six months ended June 30, 2003, total deposits increased by $27.3 million, to $228.0 million. The increase in deposits was attributable to increases in non-interest bearing demand deposits of $5.0 million, an increase in money market and NOW accounts of $9.3 million, and certificates of deposit and savings of $13.0 million. The quarterly growth in demand deposits was tied to initiatives focused on organizations and businesses for payroll accounts and other related services. Management attributes the growth experienced in NOW and money market accounts from customers' preference for this type of deposit account given the uncertainty of economy. The growth in certificates of deposit was aided by increases in local municipal deposits. The Corporation has been utilizing Federal Home Loan Bank ("FHLB") advances to better match against interest rate risk as described below.

Short term borrowings at June 30 consisted of short term FHLB advances of $14.9 million and securities sold with an agreement to repurchase them the following day of $7.4 million. Following are details of short term borrowings for the dates indicated:

                                                     June 30,      December 31,
                                                       2003           2002
                                                     --------      -----------
                                                       (Dollars in thousands)
Amount outstanding at end of period                   $22,325       $19,006
Weighted average interest rate on ending balance         1.74%         2.21%


Maximum amount outstanding at any month end
  during the period                                   $22,325       $21,932



In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. These advances are secured under a blanket security agreement by first mortgage loans and the pledging of certain securities.

FHLB advances outstanding at June 30, 2003 were as follows:

                              Ending       Average rate
                              Balance    at end of period
                              -------    ----------------
                               (Dollars in thousands)

Short-term FHLB advances      $14,900          2.24%
Long-term FHLB advances        38,388          4.03%
                              -------          ----
                              $53,288          3.53%


Long-term advances comprised twenty-five advances with maturities ranging from July 2004 to December 2012.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

LIQUIDITY AND CAPITAL RESOURCES

Following are selected capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.


                                                    June 30,               December 31,      Minimum Ratio
                                                      2003                     2002           for Capital
                                                ----------------         ----------------       Adequacy       Ratio to be
                                                Capital    Ratio         Capital    Ratio       Purposes    "Well Capitalized"
                                                -------    -----         -------    -----    -------------- ------------------
Tier I capital to risk-weighted assets
     Consolidated                               $30,524    13.09%        $29,067    14.06%         4%                NA
     Bank only                                   29,340    12.62%         28,313    13.72%         4%                 6%

Total capital to risk-weighted assets
     Consolidated                               $35,814    15.36%        $34,394    16.64%         8%                NA
     Bank only                                   32,253    13.87%         30,903    14.97%         8%                10%

Tier I capital to quarterly average assets
     Consolidated                               $30,524     9.65%        $29,067    10.40%         4%                NA
     Bank only                                   29,340     9.30%         28,313    10.14%         4%                 5%


During the second quarter of 1999, the Corporation established an employee stock ownership plan ("ESOP"). The ESOP subsequently borrowed $500,000 from an unrelated third party to finance the purchase of the Corporation's stock. The ESOP loan has been recorded as if it was long term debt of the Corporation, with a corresponding reduction in equity. Repayment of the loan will be made solely from contributions by the Corporation, which has guaranteed the loan.

Community Central Capital Trust I, a business trust subsidiary of the Corporation sold 10,000 Cumulative Preferred Securities ("trust preferred securities") at $1,000.00 per trust preferred security in June 2002. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the Corporation. The trust preferred securities carry a variable rate of interest at the three month libor plus 365 basis points, have a stated maturity of 30 years, and, in effect, are guaranteed by the Corporation. The securities are redeemable at par after 5 years. Distributions on the trust preferred securities are payable quarterly on March 30, June 30, September 30 and December 30. The first distribution was paid on September 30, 2002 and distributions have been made quarterly ever since. Under certain circumstances, distributions may be deferred for up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at the rate of the three month libor plus 365 basis points. The trust preferred securities are carried on the Corporation's consolidated balance sheet as a liability and the interest expense is recorded on the Corporation's consolidated statement of income.

The Trust Preferred Securities qualify for up to 25% of Tier I Capital. Any amount in excess of this limit may be included in Tier 2 Capital.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows the changes in stockholders' equity for the six months ended June 30, 2003:

                                                     Additional                    Unearned   Accumulated Other
                                        Common         Paid-In      Retained       Employee     Comprehensive     Total
                                         Stock         Capital      Earnings       Benefits     Income/(Loss)     Equity
                                       --------      ----------     --------       --------   -----------------  --------
Beginning balance, January 1           $ 13,329       $  5,035      $  3,759       ($   321)      $    345       $ 22,147

Cash dividend                                --             --          (270)            --             --           (270)
Stock option exercise/award                 310            220            --             --             --            530
Repurchase of common stock                  (98)            --           (98)            --             --           (196)
Net income                                   --             --         1,001             --             --          1,001
Release of ESOP shares                       --             --            --             26             --             26
Dividend paid from subsidiary                --             --          (460)            --             --           (460)
Dividend received from Holding Co            --             --           460             --             --            460
Change in unrealized gain/loss               --             --            --             --            (49)           (49)
                                       --------       --------      --------       --------       --------       --------
Balance June 30, 2003                  $ 13,541       $  5,255      $  4,392       ($   295)      $    296       $ 23,189
                                       ========       ========      ========       ========       ========       ========


During the second quarter of 2003, a total of 19,412 shares were exercised under the 1996 Stock Option Plan for Nonemployee Directors with an average exercise price of $7.10 per share.


NET INTEREST INCOME

For the quarter ended June 30, 2003, net interest income increased by 6.7%, or $140,000 over the second quarter of 2002. This was primarily attributable to an expanded earning asset base, which was somewhat offset by a decrease in the net interest margin. The net interest margin was affected by primarily lower loan yields and the result of refinancing and removal of interest rate floors on many loans due to competitive pressures versus interest rates on many time deposits, which could not be lowered correspondingly. Net interest income for the second quarter of 2003 increased $154,000, or 7.4% from 1st quarter. This was due in part to the repricing of deposit liabilities from maturities at significantly lower rates, coupled with lowering other deposit product interest rates, as compared to the prior three month period. The Corporation continues to utilize advances from the Federal Home Loan Bank to control interest rate risk when funding longer term fixed rate loans and investments. The net interest margin decreased for the second quarter 2003 to 2.96% compared with 3.48% for the second quarter of 2002. The net interest margin for the second quarter 2003 on a fully taxable equivalent basis was 3.03% compared to the second quarter of 2002 at 3.65%.

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

                                                 Three Months Ended                       Six Months Ended
                                               June 30, 2003 vs. 2002                   June 30, 2003 vs. 2002
                                         ----------------------------------       -----------------------------------
                                                       Increase (Decrease)                       Increase (Decrease)
                                                        Due to Changes In                         Due to Changes In
                                                     ----------------------                    ----------------------

                                         Total        Volume         Rate          Total        Volume         Rate
                                                     and Both                                  and Both
                                        -------      ---------      -------       -------      --------       -------
                                                                     (in thousands)
Earning Assets - Interest Income
   Federal funds sold                   ($   34)      ($   16)      ($   18)      ($  116)      ($   68)      ($   48)
   Securities                               (90)          102          (192)         (111)          219          (330)
   Loans                                    544           924          (380)          964         1,780          (816)
                                        -------       -------       -------       -------       -------       -------

     Total                                  420         1,010          (590)          737         1,931        (1,194)
                                        -------       -------       -------       -------       -------       -------

Deposits and Borrowed Funds -
 Interest Expense
   NOW and money market accounts             39            44            (5)          103            90            13
   Savings deposits                          (8)           (3)           (5)          (18)           (6)          (12)
   Time deposits                            (94)           80          (174)         (289)           56          (345)
   FHLB and repo sweeps                     253           287           (35)          499           548           (49)
   Lease and ESOP                           (33)          (13)          (19)          (67)          (22)          (45)
   Guaranteed preferred beneficial
     interest in Corporation's
     subordinated debentures                123           123            --           251           251            --
                                        -------       -------       -------       -------       -------       -------

     Total                                  280           518          (238)          479           917          (438)
                                        -------       -------       -------       -------       -------       -------
Net Interest Income                     $   140       $   492       ($  352)      $   258       $ 1,014       ($  756)
                                        =======       =======       =======       =======       =======       =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

AVERAGE BALANCE SHEET

The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and six month periods ended June 30, 2003 and 2002. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.


                                                                Three Months Ended June 30,
                                         ------------------------------------   -----------------------------------
                                                        2003                                  2002
                                         ---------    ---------     ---------   --------    ---------     ---------

                                                                     Average                               Average
                                                      Interest        Rate                   Interest       Rate
                                          Average      Income/       Earned/    Average      Income/       Earned/
                                          Balance      Expense        Paid      Balance      Expense        Paid
                                         ---------    ---------     ---------   --------    ---------     --------
                                                                     (In thousands)
Assets
   Federal funds sold                    $  8,967      $     27         1.20%   $ 14,376      $     61       1.70%
   Securities                              57,418           486         3.39      45,316           576       5.08
   Loans                                  236,226         3,520         5.96     174,204         2,976       6.83
                                         --------      --------         ----    --------      --------      -----
Total Earning Assets/
   Total Interest Income                  302,611         4,033         5.33     233,896         3,613       6.18
                                         --------      --------         ----    --------      --------      -----
Cash and due from banks                     5,956                                  6,196
All other assets                            7,602                                  1,392
                                         --------                               --------
Total Assets                             $316,169                               $241,484
                                         ========                               ========
Liabilities and Equity
   NOW and money market accounts         $ 38,555           113         1.17    $ 23,581            74       1.26
   Savings deposits                         5,637             9         0.64       7,428            17       0.92
   Time deposits                          142,367         1,049         2.95     131,496         1,143       3.48
   FHLB and repurchase agreements          59,396           487         3.28      24,434           235       3.85
   Capitalized lease and ESOP                 304             4         5.26       1,320            36      10.91
   Guaranteed preferred
     beneficial interest
     in Corporation's subordinated
     debentures                            10,000           129         5.16         440             6       5.45
                                         --------      --------         ----    --------      --------      -----
Total Interest Bearing Liabilities/
   Total Interest Expense                 256,259         1,791         2.80     188,699         1,511       3.20
                                         --------      --------         ----    --------      --------      -----
Noninterest bearing demand deposits        36,185                                 30,910
All other liabilities                         900                                    728
Stockholders' equity                       22,825                                 21,147
                                         --------                               --------
Total Liabilities and Equity             $316,169                               $241,484
                                         ========                               ========
Net Interest Income                                    $  2,242                               $  2,102
                                                       ========                               ========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                         2.96%                                3.60%
                                                                        ====                                =====
Net Interest Margin
   (fully taxable equivalent)                                           3.03%                                3.65%
                                                                        ====                                =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                                                Six Months Ended June 30,
                                         ----------------------------------       -----------------------------------
                                                          2003                                    2002
                                         --------       --------       ----       --------      --------      -----

                                                                     Average                                 Average
                                                        Interest      Rate                      Interest      Rate
                                         Average        Income/      Earned/      Average       Income/      Earned/
                                         Balance        Expense       Paid        Balance       Expense       Paid
                                         --------       --------       ----       --------      --------      -----
                                                                     (In thousands)
Assets
   Federal funds sold                    $  7,649       $     46       1.20%      $ 19,006      $    162       1.70%
   Securities                              59,349          1,026       3.46         46,697         1,137       4.87
   Loans                                  227,460          6,814       5.99        168,052         5,850       6.96
                                         --------       --------       ----       --------      --------      -----
Total Earning Assets/
   Total Interest Income                  294,458          7,886       5.36        233,755         7,149       6.12
                                         --------       --------       ----       --------      --------      -----
Cash and due from banks                     5,746                                    6,369
All other assets                            5,502                                    1,209
                                         --------                                 --------
Total Assets                             $305,706                                 $241,333
                                         ========                                 ========
Liabilities and Equity
   NOW and money market accounts         $ 35,647            232       1.30       $ 21,847           129       1.18
   Savings deposits                         5,625             19       0.68          7,367            37       1.00
   Time deposits                          138,256          2,079       3.01        134,544         2,368       3.52
   FHLB and repurchase agreements          57,786            962       3.33         24,850           463       3.73
   Capitalized lease and ESOP                 320              7       4.38          1,331            74      11.12
   Guaranteed preferred
     beneficial interest
     in Corporation's
     subordinated debentures               10,000            257       5.14            220             6       5.45
                                         --------       --------       ----       --------      --------      -----
Total Interest Bearing Liabilities/
   Total Interest Expense                 247,634          3,556       2.87        190,159         3,077       3.24
                                         --------       --------       ----       --------      --------      -----
Noninterest bearing demand deposits        34,738                                   29,548
All other liabilities                         913                                      641
Stockholders' equity                       22,421                                   20,985
                                         --------                                 --------
Total Liabilities and Equity             $305,706                                 $241,333
                                         ========                                 ========
Net Interest Income                                     $  4,330                                 $4,072
                                                        ========                                 ======
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                        2.94%                                   3.48%
                                                                       ====                                    =====
Net Interest Margin
   (fully taxable equivalent)                                          3.01%                                   3.54%
                                                                       ====                                    ====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


NONINTEREST INCOME

Noninterest income increased by $1.6 million, or 151.6%, for the second quarter of 2003 versus the second quarter of 2002. The largest components of noninterest income are mortgage banking income and net realized gains of securities sold. Mortgage banking income increased $1.3 million, or 137.0%, to $2.3 million at June 30, 2003 compared to the same period in 2002 due to the high volume of loan originations and refinancings resulting from the continuing low interest rate environment and expanded origination offices.

Noninterest income of $4.2 million increased $2.5 million, or 148.9% for the first six months of 2003 compared to the first six months of 2002. The largest portion of the increase was attributable to the increase in mortgage banking income, which increased $2.2 million over the same time period, again due to the factors listed above.

Net security gains of $253,000 for the second quarter of 2003 were comprised of $253,000 in gross gains and no security losses on securities classified as "available for sale." Gains and losses were the result of portfolio restructuring to shorten the overall duration of the portfolio.


NONINTEREST EXPENSE

Noninterest expense increased over the second quarter of 2002 by $1.8 million, or 73.6% to $4.2 million in 2003. The increase in salary benefits and payroll taxes, the largest component of noninterest expense, relates primarily to the employees of the Mortgage Company and represents the commissions paid to its mortgage loan originators. The offsetting origination income is shown under mortgage banking income. Total consolidated expense associated with salaries, benefits and payroll taxes without the mortgage subsidiary for the first six months of 2003, increased $158,000, or 12% over the first six months of 2002, as the corporation expanded staffing levels.


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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The corporation did not issue options during the first six months of 2003. During the second quarter of 2002 the Corporation issued incentive options for 52,500 shares. If the Corporation had used the fair value method of accounting, using the Black Scholes option pricing model and recognizing compensation cost for the plan based on the fair value of awards at the grant date, net income and earnings per share on a pro forma basis would have been as follows:

                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                        2003            2002            2003            2002
                                                        -----           ----            ----            ----
                                                                (in thousands, except per share data)
Net income, as reported                               $     527       $     419       $   1,001       $     844

Deduct:  Total stock-based employee and director
   compensation expense under fair value based
   methods of awards, net of related tax effects            (27)            (61)            (55)            (74)
                                                      ---------       ---------       ---------       ---------
Pro forma net income                                  $     500       $     358       $     946       $     770
                                                      =========       =========       =========       =========
Earnings per share

   Basic - as reported                                $    0.20       $    0.16       $    0.38       $    0.32
   Basic - pro forma                                  $    0.19       $    0.14       $    0.36       $    0.29

   Diluted - as reported                              $    0.20       $    0.16       $    0.37       $    0.32
   Diluted - pro forma                                $    0.19       $    0.14       $    0.35       $    0.29


The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions. No options were issued during the respective quarterly reporting periods. The assumptions listed below were used in 2002 and 2003, with no practical changes during the first six months of each respective period.

                                                        Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                      2003              2002             2003              2002
                                                      ----              ----             ----              ----

Dividend yield or expected dividends                  2.03%             2.03%            2.03%             2.03%
Risk free interest rate                               4.00%             4.00%            4.00%             4.00%
Expected life                                        10 yrs.           10 yrs.          10 yrs.           10 yrs.
Expected volatility                                  21.92%            21.92%           21.92%            21.92%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by a $5.0 million unsecured federal funds borrowing facility, and a $75.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of June 30, 2003 unused commitments comprised $81.6 million. The Bank has $99.7 million in time deposits coming due within the next twelve months from June 30, 2003. On May 20, 2003, the Corporation's Board of Directors declared the Corporation's fifth quarterly cash dividend of $0.05 per common share, payable July 1, 2003, to shareholders of record June 2, 2003.



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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows the maturity and repricing distribution of the Corporation's interest-earning assets and interest-bearing liabilities as of June 30, 2003. This table displays the interest rate sensitivity gap (interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap ratio. Loans are presented net of unearned income, gross of allowance, while securities are shown at amortized cost. Assumptions incorporated into the time table include estimates of partial redemptions on Now, Money Market and savings accounts. Prepayment of loans and securities are also included at current levels as of June 30, 2003. Additionally, many variable rate loans have interest rate floors which are incorporated in this table.


                                                After Three     After One
                                  Within         Months But      Year But          After
                                  Three          Within One       Within           Five
                                  Months            Year        Five Years         Years          Total
                                 ---------       ---------       ---------      ---------      ---------
                                                              (in thousands)
Interest earning assets:
   Federal funds sold            $  18,200       $      --       $      --      $      --      $  18,200
   Securities                       13,840          17,401          11,236          6,794         49,270
   FHLB stock                           --              --              --          2,664          2,664
   Portfolio loans and
     held for resale                74,131          25,922          93,402         47,463        240,918
                                 ---------       ---------       ---------      ---------      ---------
     Total                         106,171          43,323         104,638         56,921      $ 311,053
                                 ---------       ---------       ---------      ---------      =========

Interest bearing
 liabilities:
   NOW and money market
     accounts                        6,002          17,807          17,025             --      $  40,834
   Savings deposits                    458           1,430           3,833             --          5,721
   Jumbo time deposits              61,590          11,306          20,758             --         93,654
   Time deposits < $100,000         21,413          10,213          17,007          2,008         50,641
   Repurchase agreements             7,425              --              --             --          7,425
   FHLB and repo sweeps             10,900           4,000          23,000         15,388         53,288
   Capitalized lease
     obligation
     and ESOP payable                  296              --              --             --            296
   Guaranteed preferred
     beneficial
     interest in
     Corporation's
     subordinated
     debentures                     10,000              --              --             --         10,000
                                 ---------       ---------       ---------      ---------      ---------
     Total                         118,084          44,756          81,623         17,396      $ 261,859
                                 ---------       ---------       ---------      ---------      =========


Interest rate
   sensitivity gap               ($ 11,913)      ($  1,433)      $  23,015      $  39,525
Cumulative interest rate
   sensitivity gap                               ($ 13,346)      $   9,669      $  49,194
Interest rate
   sensitivity gap
   ratio                              0.90            0.97            1.28           3.27
Cumulative interest rate
   sensitivity gap ratio                              0.92            1.04           1.19


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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

At June 30, 2003, the Corporation is considered liability sensitive in the time interval of the first three months, according to the preceding table. The Corporation is also considered to be somewhat liability sensitive at the one year accumulated gap position.

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

As of March 31, 2003, the most recent and available analysis, the simulation model projects net interest income would increase by 2.8% of the base net interest income, assuming an instantaneous parallel shift upward in the yield curve by 200 basis points. Conversely, if the yield curve were to decrease by 200 basis points, the model projects net interest income would decrease by 1.6%.


ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 ("Act")) as of June 30, 2003, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the report it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(b) of the Act) that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 15, 2003, Community Central Bank Corporation held its Annual Meeting of Stockholders ("Meeting"). The following matters were voted on at the Meeting.

Election of the following persons as directors of the Corporation for terms to expire in 2006:

NOMINEE                            VOTES FOR             NON VOTES          VOTES WITHHELD           TOTAL
-------                            ---------             ---------          --------------           -----
Joseph Catenacci                   2,360,508             225,950                  99,332           2,685,790
Celestina Giles                    2,310,407             225,950                 149,433           2,685,790
David A. Widlak                    2,310,737             225,950                 149,103           2,685,790

The following are the names of the directors (and remaining term) whose term in office continued after the Meeting: Gebran S. Anton (2005); David E. Bonior
(2006); Salvatore Cottone (2004); Bobby L. Hill (2004); Joseph F. Jeannette
(2005) Dean S. Petitpren (2004); Ronald R. Reed (2004); Michael D. Schwartz
(2005).

ITEM 5.  OTHER INFORMATION.

On July 9, 2003, Community Central Bank signed a definitive agreement to purchase substantially all of the assets and liabilities of North Oakland Community Bank. North Oakland Community Bank is one of two wholly owned subsidiaries of Michigan Community Bancorp, LTD. North Oakland Community Bank is one branch located in Rochester Hills, Michigan. Upon consummation of the transaction, the branch location will operate under the name of Community Central Bank. Community Central Bank agreed to pay North Oakland Community Bank $1.3 million in premium for substantially all of its assets and liabilities. As of June 30, 2003, North Oakland Community Bank has $31.1 million in total assets and $28.8 million in deposits. The consummation of the transaction is subject to regulatory approval.

Cash Dividend - On May 20, 2003, the Corporation's Board of Directors declared the Corporation's fifth quarterly cash dividend of $0.05 per common share, payable July 1, 2003, to shareholders of record June 2, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a) Exhibits:                 See Exhibit Index attached.

              (b) Reports on Form 8-K during the quarter ended June 30, 2003:
                      On May 1, 2003, the Registrant issued its earning release
                  for the quarterly period ended March 31, 2003.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2003.


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

    3.2 Bylaws of the Corporation, as amended and currently in effect, are incorporated by reference to exhibit 3.2 of the Corporation's Quarterly Report filed with the SEC on Form 10-QSB for the quarter ended March 31, 2003 (Commission File Number 000-33373)

    4.1 Specimen of Stock Certificate of Community Central Bank Corporation is incorporated by reference to Exhibit 4.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-4113) which became effective on September 23, 1996

    10.1 1996 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

    10.2 1996 Stock Option Plan for Nonemployee Directors is incorporated by reference to exhibit 10.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113) which became effective September 23, 1996

    10.3 1999 Stock Option Plan for Directors in incorporated by reference to exhibit 10.5 of the Corporation's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-33373)

    10.4 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.6 of the Corporation's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 000-33373)

    10.5          2002 Incentive Plan is incorporated by reference to exhibit
                  10.7 of the Corporation's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-33373)

    10.6          Community Central Bank Supplemental Executive Retirement Plan

    10.7          Community Central Bank Death Benefit Plan

    11            Computation of Per Share Earnings

    31.1          Rule 13a - 14(a) Certification (Chief Executive Officer)

    31.2          Rule 13a - 14(a) Certification (Chief Financial Officer)

    32            Rule 1350 Certifications