Form 10QSB
period 2003-09-30
COMMUNITY CENTRAL BANK CORP
filed 2003-11-12
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended September 30, 2003

                          Commission File No. 000-33373

                       COMMUNITY CENTRAL BANK CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Michigan                                      38-3291744
            --------                                      ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

          100 North Main Street, PO Box 7, Mount Clemens, MI 48046-0007
        -----------------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (586) 783-4500
                           ---------------------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                                Outstanding at November 12, 2003
           -----                                --------------------------------
Common Stock, $5 stated value                            2,717,775 Shares

Transitional Small Business Disclosure Format:
                                           Yes [ ]          No [X]

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB(continued)

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

Following are the Corporation's Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002, and Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2003 and 2002, and Consolidated Statements of Cash Flow for the nine months ended September 30, 2003. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB(continued)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                          September 30,  December 31,
                                                              2003           2002
                                                          -------------  ------------
                                                                (In thousands)
Assets

Cash and due from banks                                     $   8,211     $   6,405
Federal funds sold                                             20,600         3,000
                                                            ---------     ---------
   Cash and Cash Equivalents                                   28,811         9,405
                                                            ---------     ---------
Securities available for sale, at fair value                   53,022        57,200
Securities held to maturity, at amortized cost                    941         1,290
FHLB stock                                                      3,014         2,219
Residential mortgage loans held for sale                        7,252        11,245

Loans
   Residential mortgage loans                                  64,417        46,322
   Commercial loans                                           168,426       152,044
   Installment loans                                           10,519         5,683
                                                            ---------     ---------
   Total Loans                                                243,362       204,049
Allowance for credit losses                                    (3,453)       (3,377)
                                                            ---------     ---------
   Net Loans                                                  239,909       200,672
                                                            ---------     ---------
Net property and equipment                                      3,517         1,886
Other real estate owned                                           320           320
Accrued interest receivable                                     1,318         1,270
Other assets                                                    9,319         2,129
                                                            ---------     ---------
   Total Assets                                             $ 347,423     $ 287,636
                                                            =========     =========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB(continued)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                          September 30,        December 31,
                                                              2003                 2002
                                                          -------------        ------------
Liabilities                                               (In thousands, except share data)

Deposits
   Noninterest bearing demand deposits                      $  34,916           $  32,235
   NOW and money market accounts                               37,138              31,565
   Savings deposits                                             5,613               5,332
   Time deposits                                              160,342             131,587
                                                            ---------           ---------
   Total deposits                                             238,009             200,719
                                                            ---------           ---------

Repurchase agreements                                          22,106               8,006
Federal Home Loan Bank advances                                52,388              44,388
Accrued interest payable                                          393                 483
Other liabilities                                                 998                 621
Capitalized lease obligation                                       --                 951
ESOP note payable                                                 283                 321
Guaranteed preferred beneficial interest in
   the Corporation's subordinated debentures                   10,000              10,000
                                                            ---------           ---------
   Total Liabilities                                          324,177             265,489
                                                            ---------           ---------
Stockholders' Equity
   Common stock -- $5 stated value; 9,000,000 shares
      authorized; 2,717,775 shares issued and
      outstanding at 9-30-2003, and 2,665,778 at
      12-31-2002                                               13,589              13,329
   Additional paid-in capital                                   5,277               5,035
   Retained earnings                                            4,823               3,759
   Unearned employee benefit                                     (283)               (321)
   Accumulated other comprehensive income                        (160)                345
                                                            ---------           ---------
   Total Stockholders' Equity                                  23,246              22,147
                                                            ---------           ---------
Total Liabilities and Stockholders' Equity                  $ 347,423           $ 287,636
                                                            =========           =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB(continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                       Three Months Ended  Nine Months Ended
                                                          September 30,      September 30,
                                                        2003        2002     2003      2002
                                                        ----        ----     ----      ----
                                                       (In thousands, except per share data)
Interest Income
   Loans (including fees)                              $ 3,611    $ 3,174  $10,425   $ 9,024
   Securities                                              327        632    1,353     1,769
   Federal funds sold                                       22         91       68       253
                                                       -------    -------  -------   -------
   Total Interest Income                                 3,960      3,897   11,846    11,046
                                                       -------    -------  -------   -------
Interest Expense
   Deposits                                              1,050      1,237    3,380     3,771
   Short term borrowings                                    24         37       77       111
   Advances from FHLB                                      480        250    1,389       640
   Capitalized lease obligation                             --         33       --        98
   ESOP loan interest expense                                3          4       10        13
   Interest expense of guaranteed preferred
      beneficial interest in Corporation's
      subordinated debentures                              124        156      381       161
                                                       -------    -------  -------   -------
   Total Interest Expense                                1,681      1,717    5,237     4,794
                                                       -------    -------  -------   -------
   Net Interest Income                                   2,279      2,180    6,609     6,252
Provision for credit losses                                 50        260      125       575
                                                       -------    -------  -------   -------
   Net Interest Income after Provision                   2,229      1,920    6,484     5,677
                                                       -------    -------  -------   -------
Noninterest Income
   Deposit service charges                                  56         57      163       163
   Net realized security gain                               11        142      418       176
   Mortgage banking income                               2,071      1,657    5,679     3,108
   Other income                                            133         35      249       147
                                                       -------    -------  -------   -------
   Total Noninterest Income                              2,271      1,891    6,509     3,594
                                                       -------    -------  -------   -------
Noninterest Expense
   Salaries, benefits, and payroll taxes                 2,507      1,998    7,049     4,315
   Premises and fixed asset expense                        292        320      882       823
   Other operating expense                                 912        756    2,841     2,162
                                                       -------    -------  -------   -------
Total Noninterest Expense                                3,711      3,074   10,772     7,300
                                                       -------    -------  -------   -------
   Income Before Taxes                                     789        737    2,221     1,971
Provision for income taxes                                 222        241      653       631
                                                       -------    -------  -------   -------
   Net Income                                          $   567    $   496  $ 1,568   $ 1,340
                                                       =======    =======  =======   =======

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB(continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Per share data:

   Basic earnings                                      $  0.21    $  0.19  $  0.59   $  0.51

   Diluted earnings                                    $  0.21    $  0.19  $  0.58   $  0.51
                                                       =======    =======  =======   =======
   Cash Dividends                                      $  0.05    $  0.05  $  0.15   $  0.10
                                                       =======    =======  =======   =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB(continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                       Three Months Ended  Nine Months Ended
                                                          September 30,      September 30,
                                                        2003        2002     2003      2002
                                                        ----        ----     ----      ----
                                                                  (In thousands)
Net Income as Reported                                 $   567    $   496  $ 1,568   $ 1,340

Other Comprehensive Income, Net of Tax
   Change in unrealized gain on securities
      available for sale                                  (455)       302     (505)      399
                                                       -------    -------  -------   -------
Comprehensive Income                                   $   112    $   798  $ 1,063   $ 1,739
                                                       =======    =======  =======   =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB(continued)

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                     2003                  2002
                                                                                   ---------             ---------
                                                                                           (In thousands)
Operating Activities
   Net income                                                                      $  1,568              $  1,340
   Adjustments to reconcile net income to net cash flow
      from operating activities:
     Net premium of security discount                                                   666                   249
     Net gain on sales and call of securities                                          (418)                 (176)
     Provision for credit losses                                                        125                   575
     Depreciation expense                                                               289                   305
     Deferred income tax expense                                                       (177)                 (237)
     ESOP compensation expense                                                           38                    37
     (Decrease) increase in accrued interest receivable                                 (48)                   77
     (Increase) in other assets                                                      (6,754)               (1,033)
     (Decrease) increase in accrued interest payable                                    (90)                   50
     Increase in other liabilities                                                      377                   533
     Decrease (increase) in loans held for sale                                       3,993                (4,635)
                                                                                   --------              --------
   Net Cash Used in Operating Activities                                               (431)               (2,915)

Investing Activities
   Maturities, calls, sales and prepayments of securities available for sale         81,791                41,868
   Purchase of securities available for sale                                        (78,625)              (58,171)
   Maturities, calls, and prepayments of investment securities                          349                   474
   Purchases of investment securities                                                  (795)                 (674)
   (Increase) in loans                                                              (39,362)              (28,945)
   Purchases of property and equipment                                               (1,920)                 (417)
                                                                                   --------              --------
   Net Cash Used in Investing Activities                                            (38,562)              (45,865)

Financing Activities
   Net increase in demand and savings deposits                                        8,535                12,110
   Net increase in time deposits                                                     28,755                    94
   Net increase in short term borrowings                                             14,100                 2,942
   Guaranteed preferred beneficial interest in Corporation's
      Subordinated debentures                                                            --                10,000
   Increase in FHLB advances                                                          8,000                18,000
   Repayment of capitalized lease obligation                                           (951)                 (130)
   Payment of ESOP debt                                                                 (38)                  (37)
   Stock option exercise/award                                                          600                    68
   Cash dividends paid                                                                 (406)                 (267)
   Repurchase of common stock                                                          (196)                   --
                                                                                   --------              --------
   Net Cash Provided by Financing Activities                                         58,399                42,780
                                                                                   --------              --------
Increase (decrease) in Cash and Cash Equivalents                                     19,406                (6,000)
Cash and Cash Equivalents at the Beginning of the Year                                9,405                28,092
                                                                                   --------              --------
Cash and Cash Equivalents at the End of the Period                                 $ 28,811              $ 22,092
                                                                                   ========              ========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                                   $  5,327              $  4,744
   Federal Taxes Paid                                                              $    776              $    865
                                                                                   ========              ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB(continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at September 30, 2003 and December 31, 2002 and the results of operations for the three and nine months ended September 30, 2003 and 2002. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB(continued)

ASSETS

The Corporation's total assets increased by $59.8 million, to $347.4 million at September 30, 2003, compared to $287.6 million at December 31, 2002. The largest segment of asset growth occurred in the loan portfolio which increased $39.3 million from December 31, 2002. Other changes in assets during the same time period included repositioning of the investment portfolio to reduce its overall duration and the purchase of $7.0 million in bank owned life insurance. The bank owned life insurance was purchased in connection with the supplemental executive retirement plan entered into between the Corporation and key corporate officers.

The following table shows the amortized cost and estimated fair value of the Corporation's security portfolio as of the dates indicated. On the balance sheet, securities that the Corporation has the ability and intent to hold to maturity are stated at cost, adjusted for amortization of premium or accretion of discount. Securities available for sale are shown on the balance sheet at estimated fair value.

                                                            September 30, 2003  December 31, 2002
                                                            ------------------  -----------------
                                                            Amortized   Fair    Amortized  Fair
                                                              Cost      Value     Cost     Value
                                                            ---------   -----   ---------  -----
                                                                       (In thousands)
Securities Available for Sale
   U.S. Government agency debentures                         $23,158   $22,992   $15,705  $15,893
   Mortgage backed securities                                  8,204     8,234     9,244    9,392
   Fed Agency / Collateralized mortgage
      obligations                                             12,573    12,515    20,846   20,949
   Municipal bonds                                             9,327     9,281    10,881   10,966
                                                             -------   -------   -------  -------
         Total Securities Available for Sale                  53,262    53,022    56,676   57,200
                                                             -------   -------   -------  -------
Held to Maturity
   Mortgage backed securities                                    941       981     1,290    1,351
                                                             -------   -------   -------  -------
         Total Securities Held to Maturity                       941       981     1,290    1,351
                                                             -------   -------   -------  -------
         Total Securities                                    $54,203   $54,003   $57,966  $58,551
                                                             =======   =======   =======  =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Mortgage loans held for sale totaled $7.3 million at September 30, 2003 compared to $11.2 million at December 31, 2002. The mortgage loans were originated by the Bank's mortgage subsidiary, which started operations July 9, 2001. Loans closed generally remain in loans held for sale for less than 30 days in duration. Loans are normally committed for sale before funding takes place.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Accordingly, a downturn in the automotive industry could adversely affect a borrowers ability to repay its loan. Additionally, the Corporation had approximately $47.7 million in outstanding loans at September 30, 2003, to commercial borrowers in the real estate rental and property management industries, representing approximately 28% of the total commercial loan portfolio.

A summary of nonperforming assets is as follows:

                                                       September 30,      December 31,
                                                           2003               2002
                                                       -------------      ------------
                                                               (In thousands)
Impaired loans:
Nonaccrual
   Commercial                                             $  404             $  427
   Residential real estate                                    --                311
   Installment                                                --                101
                                                          ------             ------
Total nonaccrual loans                                       404                839

Loans past due 90 days and still accruing interest:

   Commercial                                                 --                 --
   Residential real estate                                   116                 --
   Installment                                                --                  6
                                                          ------             ------
Total loans past due 90 days and
   still accruing interest                                   116                  6
                                                          ------             ------

Total nonperforming loans                                    520                845

Other real estate owned                                      320                320
                                                          ------             ------
Total nonperforming assets                                $  840             $1,165
                                                          ======             ======

Total nonperforming loans as a
   percentage of total loans                                0.21%              0.41%
                                                          ======             ======

Total nonperforming assets as a percentage
   of total assets                                          0.24%              0.41%
                                                          ======             ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows an analysis of the allowance for credit losses:

                                                       September 30,      December 31,
                                                           2003               2002
                                                       -------------      ------------
                                                            (Dollars in thousands)
Allowance for credit losses at
   beginning of period                                    $3,377             $2,930

Provision charged to expense                                 125                755
Loans charged off                                            (87)              (468)
Loans recovered                                               38                160
                                                          ------             ------
Allowance for credit losses at end of period              $3,453             $3,377
                                                          ======             ======
Allowance for credit losses as a percentage
   of total loans                                           1.42%              1.65%

The allowance for credit losses as a percentage of total loans, was 1.42% at September 30, 2003, versus 1.65% at December 31, 2002. The relative decrease of the allowance for credit losses as a percentage of total loans is attributable to a relatively low level of loan net charge offs, comprising 3 basis points of average year to date loans on an annualized basis, increases in residential real estate loans which require a lower relative reserve allocation compared to commercial type loans, and overall credit quality. In each accounting period, management evaluates the problems and potential losses in the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit and financial guarantees. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

The primary risk element considered by management regarding each installment and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements concerning commercial loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing financial statements from its commercial loan customers, and periodically reviews the condition and value of the collateral securing the loans.

Although management believes that the allowance for credit losses is adequate to absorb losses as they arise, there can be no assurance that the Corporation will not sustain losses in any given period that could be substantial in relation to the size of the allowance for credit losses.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

LIABILITIES

During the nine months ended September 30, 2003, total deposits increased $37.3 million to $238.0 million. The increase in deposits was attributable to increases in non-interest bearing demand deposits of $2.7 million, money market and NOW accounts of $5.6 million, and certificates of deposit and savings accounts of $29.0 million. The growth in demand deposits was tied to our marketing initiatives focused on obtaining payroll accounts and other related services from businesses and other organizations. Management attributes the growth experienced in NOW and money market accounts from customers' preference for this type of deposit account given the uncertainty of economy. The growth in certificates of deposit was aided by increases in local municipal deposits and the use of brokered deposits and internet based certificates of deposit. At September 30, 2003 the Corporation had $19.5 million in brokered certificates of deposit and $21.3 million in internet certificates of deposit. The Corporation has been utilizing Federal Home Loan Bank ("FHLB") advances to better match against interest rate risk as described below.

Short term borrowings at September 30, 2003 consisted of short term FHLB advances of $16.0 million and securities sold with an agreement to repurchase them the following day of $22.1 million. Following are details of our short term borrowings for the dates indicated:

                                                     September 30,     December 31,
                                                        2003              2002
                                                     -------------     ------------
                                                          (Dollars in thousands)
Amount outstanding at end of period                     $38,106          $19,006
Weighted average interest rate on ending balance           1.29%            2.21%

Maximum amount outstanding at any month end
  during the period                                     $38,106          $21,932

In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. These advances are secured under a blanket security agreement by first mortgage loans and the pledging of certain securities.

FHLB advances outstanding at September 30, 2003 were as follows:

                                                          Ending       Average rate
                                                         Balance      at end of period
                                                         -------      ----------------
                                                           (Dollars in thousands)
Short-term FHLB advances                                 $16,000            2.04%
Long-term FHLB advances                                   36,388            3.95%
                                                         -------            ----
                                                         $52,388            3.37%

Long-term advances were comprised twenty-five advances with maturities ranging from October 2004 to December 2012.

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

                                                     September 30,      December 31,    Minimum Ratio
                                                          2003             2002          for Capital
                                                     --------------    --------------     Adequacy        Ratio to be
                                                     Capital  Ratio    Capital  Ratio     Purposes      "Well Capitalized"
                                                     -------  -----    -------  -----     --------      ------------------
Total capital to risk-weighted assets
     Consolidated                                    $36,513  14.71%   $34,394  16.64%        8%              10%
     Bank only                                        32,900  13.28%    30,903  14.97%        8%              10%

Tier I capital to risk-weighted assets
     Consolidated                                    $31,208  12.57%   $29,067  14.06%        4%               6%
     Bank only                                        29,800  12.03%    28,313  13.72%        4%               6%

Tier I capital to average assets
     Consolidated                                    $31,208   9.55%   $29,067  10.40%        4%              NA
     Bank only                                        29,800   9.13%    28,313  10.14%        4%               5%

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

Community Central Capital Trust I, a business trust subsidiary of the Corporation sold 10,000 shares of cumulative preferred securities ("trust preferred securities") at $1,000.00 per trust preferred security in June 2002. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from the Corporation. The trust preferred securities carry a variable rate of interest at the three month libor plus 365 basis points, have a stated maturity of 30 years, and, in effect, are guaranteed by the Corporation. The securities are redeemable at par after 5 years. Distributions on the trust preferred securities are payable quarterly on March 30, June 30, September 30 and December 30. The first distribution was paid on September 30, 2002 and distributions have been made quarterly ever since. Under certain circumstances, distributions may be deferred for up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at the rate of the three month libor plus 365 basis points. The trust preferred securities are carried on the Corporation's consolidated balance sheet as a liability and the interest expense is recorded on the Corporation's consolidated statement of income.

The trust preferred securities qualify for up to 25% of tier I capital. Any amount in excess of this limit may be included in tier 2 capital.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows the changes in stockholders' equity for the nine months ended September 30, 2003:

                                              Additional                   Unearned      Accumulated Other
                                   Common      Paid-In      Retained       Employee       Comprehensive        Total
                                   Stock       Capital      Earnings       Benefits        Income/(Loss)       Equity
                                   -----       -------      --------       --------        -------------       ------
Beginning balance, January 1      $13,329       $5,035      $ 3,759          ($321)             $345          $22,147

Cash dividend                          --           --         (406)            --                --             (406)
Stock option exercise/award           358          242           --             --                --              600
Repurchase of common stock            (98)          --          (98)            --                --             (196)
Net income                             --           --        1,568             --                --            1,568
Release of ESOP shares                 --           --           --             38                --               38
Change in unrealized gain/loss         --           --           --             --              (505)            (505)
                                  -------       ------      -------          -----             -----          -------
Balance September 30, 2003        $13,589       $5,277      $ 4,823          ($283)            ($160)         $23,246
                                  =======       ======      =======          =====             =====          =======

During the third quarter of 2003, options to purchase a total of 9,500 shares were exercised, with an average exercise price of $7.32 per share.

NET INTEREST INCOME

For the quarter ended September 30, 2003, net interest income increased by 4.5%, or $99,000, over the third quarter of 2002. This increase was primarily attributable to an expanded interest earning asset base, which was somewhat offset by a decrease in the net interest margin. The net interest margin was affected by primarily lower loan yields and the result of refinancing and removal of interest rate floors on many loans due to competitive pressures versus interest rates on many time deposits, which could not be lowered correspondingly. Net interest income for the third quarter of 2003 increased $37,000, or 1.7% from second quarter. This was due in part to the repricing of deposit liabilities from maturities at significantly lower rates, coupled with lowering other deposit product interest rates, as compared to the prior three month period. The Corporation continues to utilize advances from the Federal Home Loan Bank to control interest rate risk when funding longer term fixed rate loans and investments. The net interest margin decreased for the third quarter 2003 to 2.94% compared with 3.34% for the third quarter of 2002. The net interest margin for the third quarter 2003 on a fully taxable equivalent basis was 3.00% compared to the third quarter of 2002 at 3.43%. The net interest margin decreased for the first nine months of 2003 to 2.94% or 3.01% on a fully taxable equivalent basis, compared with 3.43% or 3.49% on a fully taxable equivalent basis for the first nine months of 2002. Decreases in the net interest margin for the first nine months of 2003 compared to 2002 were due largely to same reasons as described above.

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

                                                      Three Months Ended                        Nine Months Ended
                                                  September 30, 2003 vs. 2002              September 30, 2003 vs. 2002
                                                 ---------------------------               ---------------------------
                                                             Increase (Decrease)                     Increase (Decrease)
                                                              Due to Changes In                       Due to Changes In
                                                              -----------------                       -----------------
                                                             Volume                                 Volume
                                                 Total      and Both      Rate           Total      and Both      Rate
                                                 -----      --------      ----           -----      --------      ----
                                                                           (in thousands)
Earning Assets - Interest Income
   Federal funds sold                            $(69)        $(29)       $ (40)         $(185)      $  (97)     $   (88)
   Securities                                    (305)          (5)        (300)          (416)         190         (606)
   Loans                                          437          902         (465)         1,401        2,680       (1,279)

                                                 ----         ----        -----          -----       ------      -------

     Total                                         63          868         (805)           800        2,773       (1,973)
                                                 ----         ----        -----          -----       ------      -------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                   13           33          (20)           115          122           (7)
   Savings deposits                                (7)          (2)          (5)           (26)          (7)         (19)
   Time deposits                                 (193)          30         (223)          (480)          88         (568)
   FHLB and repo sweeps                           217          285          (68)           715          833         (118)
   Lease and ESOP                                 (34)         (10)         (24)          (101)         (33)         (68)
   Guaranteed preferred beneficial interest in
     Corporation's subordinated debentures        (32)          --          (32)           220          247          (27)
                                                 ----         ----        -----          -----       ------      -------

     Total                                        (36)         336         (372)           443        1,250         (807)
                                                 ----         ----        -----          -----       ------      -------
Net Interest Income                              $ 99         $532        $(433)         $ 357       $1,523      $(1,166)
                                                 ====         ====        =====          =====       ======      =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

AVERAGE BALANCE SHEET

The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and nine month periods ended September 30, 2003 and 2002. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.

                                                                      Three Months Ended September 30,
                                                ---------------------------------        -----------------------------------
                                                               2003                                      2002
                                                --------      -------    --------        ---------      -------      -------
                                                                           Average                                   Average
                                                              Interest      Rate                        Interest      Rate
                                                 Average      Income/      Earned/        Average       Income/      Earned/
                                                 Balance      Expense       Paid          Balance       Expense       Paid
                                                 -------      -------     --------        -------       -------      -------
                                                                              (In thousands)
Assets
   Federal funds sold                           $  9,015      $    22         0.98%      $  21,076      $    91        1.73%
   Securities                                     54,267          327         2.41          55,106          632        4.59
   Loans                                         246,776        3,611         5.85         185,167        3,174        6.86
                                                --------      -------         ----       ---------      -------        ----
Total Earning Assets/
   Total Interest Income                         310,058        3,960         5.11         261,349        3,897        5.96
                                                --------      -------         ----       ---------      -------        ----
Cash and due from banks                            6,116                                     5,954
All other assets                                  10,682                                     2,092
                                                --------                                 ---------
Total Assets                                    $326,856                                 $ 269,395
                                                ========                                 =========
Liabilities and Equity
   NOW and money market accounts                $ 38,785           96         0.99       $  25,466           83        1.30
   Savings deposits                                5,591            8         0.57           6,767           15        0.89
   Time deposits                                 143,682          946         2.63         139,089        1,139        3.28
   FHLB and repurchase agreements                 69,194          504         2.91          30,056          287        3.82
   Capitalized lease and ESOP                        291            3         4.12           1,298           37       11.40
   Guaranteed preferred beneficial interest
     in Corporation's subordinated debentures     10,000          124         4.96          10,000          156        6.24
                                                --------      -------         ----       ---------      -------        ----
Total Interest Bearing Liabilities/
   Total Interest Expense / Interest Rate
   Spread                                        267,543        1,681         2.51         212,676        1,717        3.23
                                                --------      -------         ----       ---------      -------        ----
Noninterest bearing demand deposits               34,855                                    34,308
All other liabilities                              1,254                                     1,060
Stockholders' equity                              23,204                                    21,351
                                                --------                                 ---------
Total Liabilities and Stockholder's Equity      $326,856                                 $ 269,395
                                                ========                                 =========
Net Interest Income                                           $ 2,279                                   $ 2,180
                                                              =======                                   =======
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                               2.94%                                    3.34%
                                                                              ====                                     ====
Net Interest Margin
   (fully taxable equivalent)                                                 3.00%                                    3.43%
                                                                              ====                                     ====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                                                Nine Months Ended September 30,
                                        ---------------------------------       ----------------------------------
                                                       2003                                     2002
                                        --------     --------      -------      --------       ------       ------
                                                                   Average                                  Average
                                                     Interest       Rate                      Interest       Rate
                                        Average      Income/       Earned/       Average      Income/       Earned/
                                        Balance      Expense        Paid         Balance      Expense        Paid
                                        --------     --------      -------      --------      -------       ------
                                                                     (In thousands)
Assets
   Federal funds sold                   $  8,109     $     68         1.12%     $ 19,704      $   253        1.71%
   Securities                             57,637        1,353         3.13        49,531        1,769        4.76
   Loans                                 233,970       10,425         5.94       173,820        9,024        6.92
                                        --------     --------      -------      --------      -------       -----
Total Earning Assets/
   Total Interest Income                 299,716       11,846         5.27       243,055       11,046        6.06
                                        --------     --------      -------      --------      -------       -----
Cash and due from banks                    5,871                                   6,229
All other assets                           7,247                                   1,506
                                        --------                                --------
Total Assets                            $312,834                                $250,790
                                        ========                                ========
Liabilities and Equity
   NOW and money market accounts        $ 36,704          327         1.19      $ 23,066          212        1.23
   Savings deposits                        5,613           27         0.64         7,165           53        0.99
   Time deposits                         140,085        3,026         2.88       136,033        3,506        3.44
   FHLB and repurchase agreements         61,631        1,466         3.17        26,605          751        3.76
   Capitalized lease and ESOP                310           10         4.30         1,320          111       11.21
   Guaranteed preferred beneficial
     interest in Corporation's
     subordinated debentures              10,000          381         5.08         3,516          161        6.11
                                        --------     --------      -------      --------      -------       -----
Total Interest Bearing
 Liabilities/ Total Interest
 Expense / Interest Rate Spread          254,343        5,237         2.75       197,705        4,794        3.23
                                        --------     --------      -------      --------      -------       -----
Noninterest bearing demand deposits       34,778                                  31,195
All other liabilities                      1,028                                     782
Stockholders' equity                      22,685                                  21,108
                                        --------                                --------
Total Liabilities and Equity            $312,834                                $250,790
                                        ========                                ========
Net Interest Income                                  $  6,609                                 $ 6,252
                                                     ========                                 =======
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                       2.94%                                  3.43%
                                                                   =======                                  =====
Net Interest Margin
   (fully taxable equivalent)                                         3.01%                                  3.49%
                                                                   =======                                  =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

NONINTEREST INCOME

Noninterest income increased by $380,000, or 20.1%, for the third quarter of 2003 versus the third quarter of 2002. The largest component of noninterest income is mortgage banking income. Mortgage banking income increased $414,000, or 25.0%, to $2.1 million for the quarter ended September 30, 2003 compared to the same period in 2002 due to the high volume of loan originations and refinancings resulting from the continuing low interest rate environment and expanded origination offices.

Noninterest income of $6.5 million increased $2.9 million, or 81.1%, for the first nine months of 2003 compared to the first nine months of 2002. The largest portion of the increase was attributable to the increase in mortgage banking income, which increased $2.6 million over the same time period, again due to the factors listed above.

Net security gains of $11,000 for the third quarter of 2003 were comprised of $24,000 in gross gains and $13,000 in security losses on securities classified as "available for sale." Gains and losses were the result of portfolio restructuring to shorten the overall duration of the portfolio.

NONINTEREST EXPENSE

Noninterest expense increased over the third quarter of 2002 by $637,000, or 20.7%, to $3.7 million in 2003. The increase in salary benefits and payroll taxes, the largest component of noninterest expense, relates primarily to the employees of the Mortgage Company and represents the commissions paid to its mortgage loan originators as well as expanded staffing levels and other areas of infrastructure.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, (SFAS 148), an amendment of Statement of Financial Accounting Standards No. 123 (SFAS 123) was issued. SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in both annual and interim financial statements about the accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was adopted by the Corporation in 2002 and did not have a material effect on the consolidated financial position or results of operations.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The Corporation issued incentive options for 7,000 shares during the nine months ended September 30, 2003, and 52,500 shares for the same period in 2002. If the Corporation had used the fair value method of accounting, using the Black Scholes option pricing model and recognizing compensation cost for the plan based on the fair market value of the grant date, net income and earnings per share on a pro forma basis would have been as follows:

                                                    Three Months Ended      Nine Months Ended
                                                       September 30,          September 30,
                                                     2003      2002        2003           2002
                                                     -----     -----       -----          -----
                                                       (in thousands, except per share data)
Net income, as reported                            $   567    $   496    $   1,568      $   1,340

Deduct:  Total stock-based employee and director
   compensation expense under fair value based
   methods of awards, net of related tax effects       (27)       (37)         (82)          (111)
                                                   -------    -------    ---------      ---------
Pro forma net income                               $   540    $   459    $   1,486      $   1,229
                                                   =======    =======    =========      =========
Earnings per share

   Basic - as reported                             $  0.21    $  0.19    $    0.59      $    0.51
   Basic - pro forma                               $  0.20    $  0.17    $    0.56      $    0.47

   Diluted - as reported                           $  0.21    $  0.19    $    0.58      $    0.51
   Diluted - pro forma                             $  0.20    $  0.17    $    0.55      $    0.46

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions. The assumptions listed below were used in 2003, with no practical changes during the first nine months of each respective period.

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                     2003              2002        2003              2002
                                                     -----             -----       -----             -----
Dividend yield or expected dividends                  1.92%             2.03%       1.92%             2.03%
Risk free interest rate                               4.30%             4.00%       4.30%             4.00%
Expected life                                        10 yrs.           10 yrs.     10 yrs.           10 yrs.
Expected volatility                                   9.60%            21.92%       9.60%            21.92%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by $22.5 million in available unsecured federal funds borrowing facilities, and a $75.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of September 30, 2003, unused commitments comprised $77.0 million. The Bank has $108.0 million in time deposits coming due within the next twelve months from September 30, 2003. At September 30, 2003, the Bank had $19.5 million in brokered certificates of deposit, of which $1.4 million is due within one year or less. On September 16, 2003, the Corporation's Board of Directors declared the Corporation's sixth consecutive quarterly cash dividend of $0.05 per common share, payable October 1, 2003, to shareholders of record September 1, 2003.

On October 17, 2003, Community Central Bank completed the purchase of substantially all of the assets and the assumption of substantially all of the liabilities of North Oakland Community Bank ("NOCB"); $23.5 million in assets were purchased, which included discounted loans of $17.3 million and $23.5 million in deposits assumed at a premium of $1,037,000. The premium paid on the transaction will be treated as goodwill and core deposit intangible assets. Final settlement of funds will take place according to the Purchase and Assumption agreement, dated July 9, 2003.

Management believes that the capital position of the Bank and Corporation, after the NOCB transaction, is sufficient to maintain a level at or above what is considered to be "Well Capitalized" under regulatory requirements. The transaction should have minimal impact to the liquidity levels of the Bank and Corporation.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time periods, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

Gap analysis has limitations because it cannot measure precisely the effect of interest rate movements and competitive pressures on the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. In addition, a significant portion of our adjustable-rate assets have limits on their maximum yield, whereas most of our interest-bearing liabilities are not subject to these limitations. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different volumes, and certain adjustable-rate assets may reach their yield limits and not reprice.

The following table presents an analysis of our interest-sensitivity gap position at September 30, 2003. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing dated adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At September 30, 2003, the Corporation is considered slightly asset sensitive in the time interval of the first three months. The Corporation is also considered to be slightly liability sensitive at the one year accumulated gap position.

                                                        After Three     After One
                                              Within     Months But     Year But       After
                                               Three     Within One      Within         Five
                                              Months        Year       Five Years      Years        Total
                                              ------    -----------    ----------      -----        -----
                                                                     (in thousands)
Interest earning assets:
   Federal funds sold                        $ 20,600     $     --      $     --      $     --     $ 20,600
   Securities                                  22,655        3,933        13,523        14,092       54,203
   FHLB stock                                      --           --            --         3,014        3,014
   Portfolio loans and
     held for resale                           73,329       45,953        84,053        47,279      250,614
                                             --------     --------      --------      --------     --------
     Total                                    116,584       49,886        97,576        64,385     $328,431
                                             --------     --------      --------      --------     ========
Interest bearing liabilities:
   NOW and money market
     accounts                                   5,143       15,318        16,677            --     $ 37,138
   Savings deposits                               449        1,403         3,761            --        5,613
   Jumbo time deposits                         51,162       27,905        26,286         2,248      107,601
   Time deposits < $100,000                    12,104       25,301        15,336            --       52,741
   Repurchase agreements                       22,106           --            --            --       22,106
   FHLB and repo sweeps                        10,000        6,000        25,000        11,388       52,388
   Capitalized lease obligation
     and ESOP payable                             283           --            --            --          283
   Guaranteed preferred beneficial
     interest in Corporation's
     subordinated debentures                   10,000           --            --            --       10,000
                                             --------     --------      --------      --------     --------
     Total                                    111,247       75,927        87,060        13,636     $287,870
                                             --------     --------      --------      --------     ========
Interest rate sensitivity gap                $  5,337     $(26,041)     $ 10,516      $ 50,749
Cumulative interest rate
   sensitivity gap                                        $(20,704)     $(10,188)     $ 40,561
Interest rate sensitivity gap
   ratio                                         1.05         0.66          1.12          4.72
Cumulative interest rate
   sensitivity gap ratio                                      0.89          0.96          1.14

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

In addition to the static gap analysis set forth above, we also use a third party earnings simulation model to identify and manager our interest rate risk profile. The model is based on actual cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on future volumes and the prepayment rate of applicable financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

As of June 30, 2003, the most recent and available analysis, the simulation model projects net interest income would increase by 2.00% of the base net interest income, assuming an instantaneous parallel shift upward in the yield curve by 200 basis points. Conversely, if the yield curve were to decrease by 200 basis points, the model projects net interest income would decrease by 3.40%.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 ("Act")) as of September 30, 2003, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the report it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(b) of the Act) that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Cash Dividend - On August 19, 2003, the Corporation's Board of Directors declared the Corporation's sixth quarterly cash dividend of $0.05 per common share, payable October 1, 2003, to shareholders of record September 1, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:                       See Exhibit Index attached.

         (b) Reports on Form 8-K during the quarter ended September 30, 2003:

                  On July 9, 2003, the Registrant issued a press release
             indicating the signing of a definitive agreement to purchase substantially all of the assets and liabilities of North Oakland Community Bank.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2003.

                                    COMMUNITY CENTRAL BANK CORPORATION

                                    By: S/ DAVID A. WIDLAK
                                        -------------------------
                                    David A. Widlak;
                                    Chairman of the Board and CEO
                                    (Principal Executive Officer)

                                    By: S/ RAY T. COLONIUS
                                        -------------------------
                                    Ray T. Colonius;
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

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

         10.6 Community Central Bank Supplemental Executive Retirement Plan is incorporated by reference to exhibit 10.6 of the Corporation's Form 10-QSB filed with the SEC for the quarter ended June 20, 3003 (Commission File No. 000-3373)

         10.7 Community Central Bank Death Benefit Plan is incorporated by reference to exhibit 10.7 of the Corporation's Form 10-QSB filed with the SEC for the quarter ended June 20, 3003 (Commission File No. 000-3373)

         11       Computation of Per Share Earnings

         31.1     Rule 13a - 14(a) Certification (Chief Executive Officer)

         31.2     Rule 13a - 14(a) Certification (Chief Financial Officer)

         32       Rule 1350 Certifications