Form 10KSB
period 2003-12-31
COMMUNITY CENTRAL BANK CORP
filed 2004-03-29
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003        Commission File No. 000-33373

                       COMMUNITY CENTRAL BANK CORPORATION
                       ----------------------------------
                 (Name of small business issuer in its charter)

                   Michigan                                 38-3291744
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

              Securities registered under Section 12(g) of the Act
                        Common Stock, $5.00 stated value
                        --------------------------------
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      YES  [X]            NO [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenue for its most recent fiscal year was $24,835,000

      The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $27.9 million as of March 24, 2004 based on the average of the high and low sale price ($13.27) on that date. (For purposes of this calculation, 617,354 shares beneficially owned by the members of the Corporation's Board of Directors and Executive Officers have been excluded.) The exclusion of the member value of the shares owned by these individuals shall not be deemed an admission by the issuer that such person is an affiliate of the issuer. As of March 24, 2004, 2,721,875 shares of Common Stock of the issuer were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Part I & Part II        Portions of Stockholder Report of the issuer for
                              the year ended December 31, 2003.

      Part III Portions of the Proxy Statement of the issuer for its April 20, 2004 Annual Meeting.

Transitional Small Business Disclosure Format      YES  [ ]     NO [X]

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


      This document, including information included or incorporated by reference, contains, and future filings by Community Central Bank Corporation on Form 10-QSB and Form 8-K and future oral and written statements by the Corporation and our management may contain, forward-looking statements about the Corporation and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by Community Central Bank Corporation and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Stockholder Report attached to this Form 10-KSB as Exhibit 13 and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

      The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

         - The strength of the United States economy in general and the strength of the local economies in which we conduct our operations;


         - The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

         - Financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;

         - The timely development of and acceptance of new products and services of Community Central Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

         - The willingness of users to substitute competitors' products and services for our products and services;

         - The impact of changes in financial services' laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance);

         -  The impact of technological changes

         -  Acquisitions;

         -  Changes in consumer spending and saving habits; and

         -  Our success at managing the risks involve in the foregoing.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE CORPORATION

      Community Central Bank Corporation (the "Corporation") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a bank holding company, the Corporation is subject to regulation by the Federal Reserve Board. The Corporation was organized on April 26, 1996, under the laws of the State of Michigan, and formed Community Central Bank (the "Bank") effective September 16, 1996. The Corporation exists primarily for the purpose of holding all the stock of the Bank, and of such other subsidiaries as it may acquire or establish.

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

      The Bank, through its main branch in Mount Clemens, Michigan and its full service branch in Rochester Hills, Michigan, provides a wide variety of commercial banking services to individuals, businesses, governmental units, and other institutions. Its services include accepting time, demand and savings deposits, including regular checking accounts, NOW and money market accounts, and certificates of deposit. In addition, the Bank makes secured and unsecured commercial, construction, mortgage, and consumer loans, and provides safe deposit facilities. Community Central Mortgage Company, LLC a subsidiary of the Corporation and Bank, operates locations in Mount Clemens, Warren, Dearborn, Livonia and Anchorville. The ownership of the Mortgage Company consists of two members, the Bank and the Corporation owning 99% and 1% of the Mortgage Company, respectively. The Corporation's common shares trade on the Nasdaq National Market under the symbol "CCBD."

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


EMPLOYEES

      As of December 31, 2003, the Corporation and its subsidiaries employed 85 persons (full time equivalent).


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

EARNINGS

      Major components of the operating results of the Corporation for 2003 through 1999 are presented in the accompanying table, summary of operations. A discussion of these results are presented in greater detail in subsequent pages and exhibits.

Summary of Operations (000's)

                                          2003          2002          2001          2000          1999
                                        --------      --------      --------      --------      --------

Interest income                         $ 16,420      $ 14,956      $ 15,534      $ 16,680      $ 12,548
Interest expense                           7,033         6,533         8,015         8,872         6,472
                                        --------      --------      --------      --------      --------
Net interest income                        9,387         8,423         7,519         7,808         6,076
Provision for credit losses                  275           755           475           855           851

Non-interest income                        8,415         5,511         1,775           564           653
Non-interest expense                      14,582        10,541         6,361         5,275         4,332
                                        --------      --------      --------      --------      --------
Income before cumulative effect of
  change in accounting principle           2,945         2,638         2,458         2,242         1,546

Provision for income tax expense             840           828           832           818           563

Cumulative effect of change in
  accounting principle, net of tax            --            --            --            --           (57)
                                        --------      --------      --------      --------      --------
Net income                              $  2,105      $  1,810      $  1,626      $  1,424      $    926
                                        ========      ========      ========      ========      ========
Per share data:
Basic earnings                          $   0.79      $   0.69      $   0.62      $   0.55      $   0.35
Diluted earnings                        $   0.78      $   0.68      $   0.62      $   0.55      $   0.35
Dividend declared                       $   0.20      $   0.15      $     --      $     --      $     --


ADDITIONAL DATA

      The additional information regarding the Corporation and the Bank, including consolidated statistical information is presented under the captions "Consolidated Balance Sheet," "Consolidated Statement of Income," "Consolidated Statement of Comprehensive Income," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flow," "Notes to Consolidated Financial Statements," "Business Summary" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 to 48 of the 2003 Stockholder Report attached to this Form 10-KSB as
Exhibit 13.

EXECUTIVE OFFICERS

      The following is a list of the executive officers of the Corporation and the Bank, together with their ages and their positions at December 31, 2003. Executive officers of the Corporation are elected annually by the Board of Directors to serve for the ensuing years and until their successors are elected and qualified.

      Name and Position                     Position Held Since            Age
      -----------------                     -------------------            ---

   David A. Widlak
     Chairman of the Board and CEO               2000                       55

   Ronald R. Reed                                2000                       56
     President and CEO
     Community Central Bank

   Dean S. Petitpren
     Former President
     Community Central Bank Corporation          2001                       61

   Ray T. Colonius
     Corporate Treasurer                         1999                       46


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

ITEM 2.  DESCRIPTION OF PROPERTY

      The Bank owns its current main office full service banking branch located in the downtown business district of Mount Clemens. The Bank also leases the newly acquired full service banking branch located in Rochester, Michigan. The lease is for ten years, with a ten year additional renewal. The current executive offices of the Corporation are currently located in the Mount Clemens branch. The Bank leases a suite adjacent to the main office location which serves as a loan production center for the commercial lending and mortgage banking operations. This lease runs through August 2005. The Bank also owns property connected to the main office facility known as 120 North Main Street. In March of 2004, the Bank started construction of a new facility for its administrative, commercial lending and mortgage banking divisions. The completion of the new facility is expected by December 2004 with an estimated cost of $4 million. The Mortgage Company, a subsidiary of the Bank and Holding Company operates branch mortgage origination offices in Anchorville, Dearborn, Livonia,Warren and Mount Clemens, Michigan all of which are leases.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The information shown under the caption "Stockholder Information" on page 49 of the Stockholder Report filed as Exhibit 13 to this Form 10-KSB, is incorporated herein by reference. In addition, the "Equity Compensation Plan Information Table," in the Proxy Statement is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The information shown under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 40 to 48 of the Stockholder Report filed as Exhibit 13 to this Form 10-KSB, is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

      The information presented under the captions "Consolidated Balance Sheet," "Consolidated Statement of Income," "Consolidated Statement of Comprehensive Income," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flow," and "Notes to Consolidated Financial Statements," on pages 1 through 38 of the Stockholder Report filed as Exhibit 13 to this Form 10-KSB, as well as the Independent Auditor's Report of Plante & Moran, PLLC, dated January 23, 2004, included in the Stockholder Report, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 8A.  CONTROLS AND PROCEDURES

      An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2003, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Principal Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      The Corporation intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material non-financial information concerning the Corporation's business. While the Corporation believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

      The information listed under the caption "Election of Directors - Information about Directors and Nominees as Directors" in the Proxy Statement of the Corporation for its Annual Meeting of Stockholders to be held on April 20, 2004, (the "Proxy Statement"), a copy of which has been filed with the Securities and Exchange Commission is incorporated herein by reference.

EXECUTIVE OFFICER

      Information concerning Executive Officers of the Corporation is contained under the caption "Executive Officers" in Part I of this Form 10-KSB, and is incorporated herein by this reference.

CODE OF ETHICS

      On February 17, 2004, the Corporation adopted a written Code of Business Conduct and Ethics based upon the standards set forth under Item 406 of Regulation S-B of the Securities Exchange Act. The Code of Ethics applies to all of the Company's directors, officers and employees. A copy of the Corporation's Code of Business Conduct and Ethics is being filed with the SEC as Exhibit 14 to this Annual Report on Form 10-KSB.

COMPLIANCE WITH SECTION 16(A)

      To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information under the caption "Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information Table" in the Proxy Statement is incorporated herein by reference.

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

      10.2 1996 Stock Option Plan for Nonemployee Directors is incorporated by reference to exhibit 10.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-04113

      10.3 1999 Stock Option Plan for Directors is incorporated by reference to exhibit 10.5 of the Corporation's Annual Report to the SEC on Form 10-KSB for the year ending December 31, 1999 (Commission File No. 333-04113)

      10.4 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.6 of the Corporation's Annual Report to the SEC on Form 10-KSB for the year ending December 31, 2000. (Commission File No. 333-04113)

      10.5 2002 Incentive Plan is incorporated by reference to exhibit 10.7 of the Corporation's Annual Report to the SEC on Form 10-KSB for the year ending December 31, 2001. (Commission File No. 333-04113)

      10.6 Community Central Bank Supplemental Executive Retirement Plan is incorporated by reference to exhibit 10.6 of the Corporation's Form 10-QSB filed with the SEC for the quarter ended June 30, 2003 (Commission File No. 000-3373)

      10.7 Community Central Bank Death Benefit Plan is incorporated by reference to exhibit 10.7 of the Corporation's Form 10-QSB filed with the SEC for the quarter ended June 30, 2003 (Commission File No. 000-3373)

      11       Computation of Per Share Earnings

      13 2003 Stockholder Report (without Notice of Annual Meeting or Proxy Statement referred to on the cover of the 2003 Stockholder Report). Except for the portions of the 2003 Stockholder Report that are expressly incorporated by reference in this Stockholder Report on Form 10-KSB, the 2003 Annual Report of the Corporation shall not be deemed filed as a part hereof

      14       Code of Ethics

      21       List of subsidiaries of the Corporation

      23       Consent of Independent Auditor

      31.1     Rule 13a - 14(a) Certification (Chief Executive Officer)

      31.2     Rule 13a - 14(a) Certification (Chief Financial Officer)

      32       Rule 1350 Certifications

(b)  Reports on Form 8-K

      The Corporation filed a Current Report on Form 8-K with the SEC on October 16, 2003, containing a press release dated October 14, 2003 announcing Community Central Bank had received regulatory approval of its previously announced purchase and assumption of North Oakland Community Bank.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2004:


                                    COMMUNITY CENTRAL BANK CORPORATION


                                    /S/ DAVID A. WIDLAK
                                    --------------------------------
                                    David A. Widlak; Chairman and
                                    Chief Executive Officer
                                      (Duly authorized officer)



      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 29, 2004:


/S/ GEBRAN S. ANTON                 /S/ JOSEPH F. JEANNETTE
-------------------------------     -------------------------------------------
Gebran S. Anton; Director           Joseph F. Jeannette; Director

/S/ DAVID E. BONIOR                 /S/ DEAN S. PETITPREN
-------------------------------     -------------------------------------------
David E. Bonior; Director           Dean S. Petitpren; Director

/S/ JOSEPH CATENACCI                /S/ RONALD R. REED
-------------------------------     -------------------------------------------
Joseph Catenacci; Director          Ronald R. Reed; Vice-Chairman and Director

/S/ SALVATORE COTTONE               /S/ MICHAEL D. SCHWARTZ
-------------------------------     -------------------------------------------
Salvatore Cottone; Director         Michael D. Schwartz; Director

/S/ CELESTINA GILES                 /S/ DAVID A. WIDLAK
-------------------------------     -------------------------------------------
Celestina Giles; Director           David A. Widlak; Chairman of the Board
                                      and Chief Executive Officer, and Director
                                      (principal executive officer)

/S/ BOBBY L. HILL                   /S/ RAY T. COLONIUS
-------------------------------     -------------------------------------------
Bobby L. Hill; Director             Ray T. Colonius, Treasurer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                EXHIBIT DESCRIPTION
--------------                -------------------


      11                Computation of Per Share Earnings

      13                2003 Stockholder Report (without Notice of Annual Meeting or
                        Proxy Statement referred to on the cover of the 2003 Stockholder
                        Report). Except for the portions of the 2003 stockholder Report that are expressly incorporated by reference in this Stockholder
                        Report on Form 10-KSB, the 2003 Annual Report of the Corporation
                        shall not be deemed filed as a part hereof

      14                Code of Ethics

      21                List of subsidiaries of the Corporation

      23                Consent of Independent Auditor

      31.1              Rule 13a - 14(a) Certification

      31.2              Rule 13a - 14(a) Certification

      32                Rule 1350 Certification