Form 10QSB
period 2004-03-31
COMMUNITY CENTRAL BANK CORP
filed 2004-05-14
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended   March 31, 2004
                                 --------------

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

                                 (586) 783-4500
                                 --------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                                    Outstanding at May 14, 2004
            -----                                    ---------------------------
Common Stock, $5 stated value                              2,726,175 Shares



Transitional Small Business Disclosure Format:
                                           Yes          No  X
                                              ---          ---

                                     PART I


ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             March 31,            December 31,
                                                               2004                  2003
                                                             ---------             ---------
Assets                                                                (In thousands)
Cash and due from banks                                      $   7,653             $   5,127
Federal funds sold                                                 500                 1,100
                                                             ---------             ---------
    Cash and Cash Equivalents                                    8,153                 6,227
                                                             ---------             ---------

Securities available for sale, at fair value                    44,995                57,135
Securities held to maturity, at amortized cost                     858                   895
FHLB stock                                                       3,142                 3,103
Residential mortgage loans held for sale                         5,606                 7,241

Loans
    Residential mortgage loans                                  76,928                71,263
    Commercial loans                                           208,150               189,099
    Installment loans                                           11,544                10,466
                                                             ---------             ---------
    Total Loans                                                296,622               270,828
Allowance for credit losses                                     (3,699)               (3,573)
                                                             ---------             ---------
    Net Loans                                                  292,923               267,255
                                                             ---------             ---------

Net property and equipment                                       4,111                 3,977
Accrued interest receivable                                      1,469                 1,305
Other real estate owned                                            260                   363
Goodwill                                                           743                   743
Core deposit intangible, net of amortization                       218                   248
Cash surrender value of Bank owned life insurance                7,313                 7,222
Other assets                                                     2,245                 2,162
                                                             ---------             ---------
    Total Assets                                             $ 372,036             $ 357,876
                                                             =========             =========

(continued)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                       March 31,            December 31,
                                                                                         2004                   2003
                                                                                       ---------             ---------
Liabilities                                                                            (In thousands, except share data)
Deposits
    Noninterest bearing demand deposits                                                $  30,197             $  33,814
    NOW and money market accounts                                                         40,120                41,484
    Savings deposits                                                                      10,683                 6,389
    Time deposits                                                                        191,020               173,669
                                                                                       ---------             ---------
    Total deposits                                                                       272,020               255,356
                                                                                       ---------             ---------

Repurchase agreements                                                                     11,518                12,836
Federal Home Loan Bank advances                                                           52,374                54,374
Accrued interest payable                                                                     513                   511
Other liabilities                                                                            624                   752
ESOP note payable                                                                            253                   271
Subordinated debentures                                                                   10,310                10,000
                                                                                       ---------             ---------
    Total Liabilities                                                                    347,612               334,100
                                                                                       ---------             ---------
Stockholders' Equity
    Common stock -- $5 stated value; 9,000,000 shares
        authorized; 2,721,875 shares issued and
        outstanding at 3-31-2004 and at 12-31-2003                                        13,609                13,609
    Additional paid-in capital                                                             5,308                 5,308
    Retained earnings                                                                      5,637                 5,225
    Unearned employee benefit                                                               (253)                 (271)
    Accumulated other comprehensive income                                                   123                   (95)
                                                                                       ---------             ---------
    Total Stockholders' Equity                                                            24,424                23,776
                                                                                       ---------             ---------
Total Liabilities and Stockholders' Equity                                             $ 372,036             $ 357,876
                                                                                       =========             =========

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                         2004              2003
                                                        ------            ------
                                                    (In thousands, except per share data)
Interest Income
    Loans (including fees)                              $4,147            $3,294
    Securities                                             499               540
    Federal funds sold                                      22                19
                                                        ------            ------
    Total Interest Income                                4,668             3,853
                                                        ------            ------
Interest Expense
    Deposits                                             1,301             1,159
    Short term borrowings                                   24                30
    Advances from FHLB                                     450               445
    ESOP loan interest expense                               3                 3
    Interest expense of guaranteed preferred
        beneficial interest in Corporation's
        subordinated debentures                            127               128
                                                        ------            ------
    Total Interest Expense                               1,905             1,765
                                                        ------            ------
    Net Interest Income                                  2,763             2,088
Provision for credit losses                                125                50
                                                        ------            ------
    Net Interest Income after Provision                  2,638             2,038
                                                        ------            ------
Noninterest Income
    Deposit service charges                                 68                51
    Net realized security gain                             137               154
    Mortgage banking income                              1,254             1,278
    Other income                                           139                33
                                                        ------            ------
    Total Noninterest Income                             1,598             1,516
                                                        ------            ------
Noninterest Expense
    Salaries, benefits, and payroll taxes                1,859             1,861
    Premises and fixed asset expense                       361               288
    Other operating expense                              1,267               738
                                                        ------            ------
Total Noninterest Expense                                3,487             2,887
                                                        ------            ------
    Income Before Taxes                                    749               667
Provision for income taxes                                 201               193
                                                        ------            ------
    Net Income                                          $  548            $  474
                                                        ======            ======

(continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Per share data:
    Basic earnings                                    $   0.20           $   0.18

    Diluted earnings                                  $   0.20           $   0.18
                                                      ========           ========
    Cash Dividends                                    $   0.05           $   0.05
                                                      ========           ========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                        2004             2003
                                                       -----            -----
                                                            (In thousands)
Net Income as Reported                                 $ 548            $ 474

Other Comprehensive Income, Net of Tax
    Change in unrealized gain on securities
        available for sale                               218             (162)
                                                       -----            -----


Comprehensive Income                                   $ 766            $ 312
                                                       =====            =====

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)


                                                                                          Three Months Ended March 31,
                                                                                           2004                 2003
                                                                                         --------             --------
                                                                                                (In thousands)
Operating Activities
    Net income                                                                           $    548             $    474
    Adjustments to reconcile net income to net cash flow
        from operating activities:
      Net premium of security discount                                                         80                  231
      Net gain on sales and call of securities                                               (137)                (154)
      Provision for credit losses                                                             125                   50
      Depreciation expense                                                                    117                   93
      Deferred income tax expense                                                             200                  (51)
      ESOP compensation expense                                                                18                   12
      (Increase) in accrued interest receivable                                              (164)                  11
      (Increase) decrease in other assets                                                     (43)                 463
      Decrease (increase) in accrued interest payable                                           2                   (2)
      Decrease in other liabilities                                                          (128)                (261)
      Decrease (increase) in loans held for sale                                            1,635               (1,897)
                                                                                         --------             --------
    Net Cash Provided by (Used in) Operating Activities                                     2,253               (1,031)

Investing Activities
    Maturities, calls, sales and prepayments of securities available for sale              28,512               31,252
    Purchase of securities available for sale                                             (16,024)             (35,427)
    Maturities, calls, and prepayments of investment securities                                37                  193
    Purchases of investment securities                                                         --                 (100)
    (Increase) in loans                                                                   (25,793)             (12,634)
    Purchases of property and equipment                                                      (251)              (1,717)
                                                                                         --------             --------
    Net Cash Used in Investing Activities                                                 (13,519)             (18,433)

Financing Activities
    Net (decrease) increase in demand and savings deposits                                   (687)               8,764
    Net increase in time deposits                                                          17,351               12,055
    Net decrease in short term borrowings                                                  (1,318)               1,445
    (Decrease) increase in FHLB advances                                                   (2,000)               2,000
    Repayment of capitalized lease obligation                                                  --                 (951)
    Payment of ESOP debt                                                                      (18)                 (13)
    Stock option exercise/award                                                                --                  318
    Cash dividends paid                                                                      (136)                (134)
    Repurchase of common stock                                                                 --                 (196)
                                                                                         --------             --------
    Net Cash Provided by Financing Activities                                              13,192               23,288
                                                                                         --------             --------
Increase in Cash and Cash Equivalents                                                       1,926                3,824
Cash and Cash Equivalents at the Beginning of the Year                                      6,227                9,405
                                                                                         --------             --------
Cash and Cash Equivalents at the End of the Period                                       $  8,153             $ 13,229
                                                                                         ========             ========
Supplemental Disclosure of Cash Flow Information:
    Interest Paid                                                                        $  1,903             $  1,767
    Federal Taxes Paid                                                                   $     --             $     --
                                                                                         ========             ========

                       COMMUNITY CENTRAL BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The financial statements of Community Central Bank Corporation (the "Corporation") include the consolidation of its direct and indirect subsidiaries: Community Central Bank (the "Bank"); and Community Central Mortgage Company, LLC (the "Mortgage Company").

      Following are the Corporation's Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003, and Consolidated Statements of Income and Comprehensive Income for the three month periods ended March 31, 2004 and 2003, and Consolidated Statements of Cash Flow for the three months ended March 31, 2004 and 2003. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

      In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2. The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. The following describes the critical accounting policies, which are employed in the preparation of financial statements.

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

3. The Corporation did not issue incentive options during the three months ended March 31, 2004, and the first quarter of 2003. If the Corporation had used the fair value method of accounting, using the Black Scholes option pricing model and recognizing compensation cost for the plan based on the fair market value of the grant date, net income and earnings per share on a pro forma basis would have been as follows:



                                                                  Three Months Ended
                                                                      March 31,
                                                               2004                2003
                                                             -------             -------
                                                         (in thousands, except per share data)
Net income, as reported                                      $   548             $   474

Deduct:  Total stock-based employee and director
    compensation expense under fair value based
    methods of awards, net of related tax effects                (18)                (28)
                                                             -------             -------
Pro forma net income                                         $   530             $   446
                                                             =======             =======
Earnings per share

    Basic - as reported                                      $  0.20             $  0.18
    Basic - pro forma                                        $  0.20             $  0.17

    Diluted - as reported                                    $  0.20             $  0.18
    Diluted - pro forma                                      $  0.19             $  0.18


The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions. The assumptions listed below were used in 2003, with no practical changes during the first three months of each respective period.

                                                     Three Months Ended
                                                         March 31,
                                                    2004             2003
                                                   -----            -----
Dividend yield or expected dividends               1.49%            2.03%
Risk free interest rate                            4.00%            4.00%
Expected life                                   7 - 10 yrs.        10 yrs.
Expected volatility                                9.60%           21.92%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at March 31, 2004 and December 31, 2003 and the results of operations for the three months ended March 31, 2004 and 2003. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

ASSETS

The Corporation's total assets increased by $13.8 million, to $371.7 million at March 31, 2004, compared to $357.9 million at December 31, 2003. The largest segment of asset growth occurred in the loan portfolio which increased $25.8 million from December 31, 2003. Loan growth was comprised of both commercial and industrial loans and commercial real estate loans increasing $7.7 million and $11.3 million, respectively. Loan growth occurred in the first quarter primarily from the expanded pipeline from 2003 as a result of increased focus on structured calling programs and closing approved loans.

The security portfolio decreased by $12.2 million to $45.9 million at March 31, 2004, compared to $58.0 million at December 31, 2003. The decrease in the security portfolio was primarily due to a restructuring program resulting in sales of securities available for sale to reduce the overall duration of the portfolio.

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

                                                                                  March 31, 2004
                                                         ------------------------------------------------------------------
                                                         Amortized                   Unrealized                       Fair
                                                            Cost              Gains              Losses              Value
                                                         ---------           -------            -------             -------
                                                                                   (in thousands)
Securities Available for Sale
    United States Government agencies                     $15,460            $    16            $    --             $15,476
    Mortgage backed securities                              4,321                  9                (29)              4,301
    Collateralized mortgage obligations                    13,801                 98                (36)             13,863
    Municipal securities                                   10,728                154                (31)             10,851
    Mutual fund                                               500                  4                 --                 504
                                                          -------            -------            -------             -------
           Total Securities Available for Sale             44,810                281                (96)             44,995
                                                          -------            -------            -------             -------
Held to Maturity Securities
    Mortgage backed securities                                858                 70                 --                 928
                                                          -------            -------            -------             -------
           Total Held to Maturity Securities                  858                 70                 --                 928
                                                          -------            -------            -------             -------
           Total Securities                               $45,668            $   351             $  (96)            $45,923
                                                          =======            =======            =======             =======

                                                                               December 31, 2003
                                                         ------------------------------------------------------------------
                                                         Amortized                   Unrealized                      Fair
                                                           Cost               Gains              Losses              Value
                                                         ---------           -------            -------             -------
                                                                                   (in thousands)
Securities Available for Sale
    United States Government agencies                     $21,797            $    25             $ (130)            $21,692
    Mortgage backed securities                              7,916                 85                (54)              7,947
    Collateralized mortgage obligations                    15,400                 21                (85)             15,336
    Municipal securities                                   11,666                133               (135)             11,664
    Mutual fund                                               500                 --                 (4)                496
                                                          -------            -------            -------             -------
           Total Securities Available for Sale             57,279                264               (408)             57,135
                                                          -------            -------            -------             -------
Held to Maturity Securities
    Mortgage backed securities                                895                 53                 --                 948
                                                          -------            -------            -------             -------
           Total Held to Maturity Securities                  895                 53                 --                 948
                                                          -------            -------            -------             -------
           Total Securities                               $58,174            $   317             $ (408)            $58,083
                                                          =======            =======            =======             =======

Mortgage loans held for sale totaled $5.6 million at March 31, 2004 compared to $7.2 million at December 31, 2003. The mortgage loans were originated by the Bank's mortgage subsidiary, which started operations July 9, 2001. Loans closed generally remain in loans held for sale for less than 30 days in duration. Loans are normally committed for sale before funding takes place.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Accordingly, a downturn in the automotive industry could adversely affect a borrower's ability to repay its loan. Additionally, the Corporation had approximately $53.6 million in outstanding loans at March 31, 2004, to borrowers in the real estate rental and property management industries, representing approximately 26% of the total commercial loan portfolio.

A summary of nonperforming assets is as follows:

                                                              March 31,         December 31,
                                                                2004               2003
                                                              ---------         ------------
Impaired loans:                                                      (In thousands)
Nonaccrual
    Commercial                                                 $2,194             $  365
    Residential real estate                                        --                 --
    Installment                                                    --                 --
                                                               ------             ------
Total nonaccrual loans                                          2,194                365

Loans past due 90 days and still accruing interest:
    Commercial                                                     --                 --
    Residential real estate                                       116                116
    Installment                                                    --                  3
                                                               ------             ------
Total loans past due 90 days and
    still accruing interest                                       116                119
                                                               ------             ------
Other real estate owned                                           260                363
                                                               ------             ------
Total nonperforming assets                                     $2,570             $  847
                                                               ======             ======
Total nonperforming loans as a
    percentage of total loans                                    0.78%              0.18%
                                                               ======             ======
Total nonperforming assets as a percentage
    of total assets                                              0.69%              0.24%
                                                               ======             ======

The increase in nonperforming loans was primarily due to loans acquired at a discount from the purchase and assumption of North Oakland Community Bank. The Corporation considers a loan impaired when it is probable that not all of the interest and principal will be collected in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgages and consumer loans) are considered impaired. At March 31, 2004, loans totaling $2.6 million, with $2.1 million to a single borrower, are not referenced in the above table where known information about possible credit problems of the borrowers caused management to have serious doubts as to the ability of the borrowers to fully comply with the present loan repayment terms and which may result in disclosure of such loans in the future. The $2.1 million loan relationship to single borrower is secured by real estate and contract receivables. In May of 2004, the Bank became aware that the borrower has severe financial difficulties. The portion of the relationship collateralized by contract receivables had been reported as a "Watch" loan credit. Loans secured by contract receivables typically carry more risk than other types of collateral. Management and Board will continue to monitor and manage this loan relationship.

The following table shows an analysis of the allowance for credit losses:

                                                       March 31,           December 31,
                                                         2004                 2003
                                                        -------              -------
                                                            (Dollars in thousands)
Allowance for credit losses at
    beginning of period                                 $ 3,573              $ 3,377

Provision charged to expense                                125                  275
Loans charged off                                            (3)                (123)
Loans recovered                                               4                   44
                                                        -------              -------
Allowance for credit losses at end of period            $ 3,699              $ 3,573
                                                        =======              =======
Allowance for credit losses as a percentage
    of total loans                                         1.25%                1.32%

The allowance for credit losses as a percentage of total loans, was 1.25% at March 31, 2004, versus 1.32% at December 31, 2003. In each accounting period, management evaluates the problems and potential losses in the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit and financial guarantees. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

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

LIABILITIES

During the three months ended March 31, 2004, total deposits increased $16.6 million to $272.0 million. The increase in deposits was attributable to increases in certificates of deposit and savings accounts of $17.4 million and $4.3 million, respectively. This growth was partially offset by decreases in demand, money market and NOW accounts of $5.0 million. The growth in certificates of deposit was aided by increases in local municipal deposits and the use of brokered deposits and internet based certificates of deposit. At March 31, 2004 the Corporation had $38.2 million in brokered certificates of deposit and $24.6 million in internet certificates of deposit. See "Liquidity and Capital Resources" below. The Corporation has been utilizing Federal Home Loan Bank ("FHLB") advances to better match against interest rate risk as described below.

Short term borrowings at March 31, 2004 consisted of short term FHLB advances of $12.0 million and securities sold with an agreement to repurchase them the following day of $11.5 million. Following are details of our short term borrowings for the dates indicated:

                                                           March 31,       December 31,
                                                              2004             2003
                                                         -----------       -----------
                                                             (Dollars in thousands)
      Amount outstanding at end of period                   $23,518          $31,836
      Weighted average interest rate on ending balance         1.31%            1.39%

      Maximum amount outstanding at any month end
        during the period                                   $33,093          $38,106

In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. These advances are secured under a blanket security agreement by first mortgage loans and the pledging of certain securities.

FHLB advances outstanding at March 31, 2004 were as follows:

                                                           Ending       Average rate
                                                          Balance      at end of period
                                                          -------      ----------------
                                                              (Dollars in thousands)
      Short-term FHLB advances                            $12,000            1.86%
      Long-term FHLB advances                              40,374            3.78%
                                                           ------           ------
                                                          $52,374            3.34%

Long-term advances were comprised twenty-three advances with maturities ranging from May 2005 to December 2012.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by $22.5 million in available unsecured federal funds borrowing facilities, and a $75.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of March 31, 2004, unused commitments comprised $60.9 million. The Bank has $136.6 million in time deposits coming due within the next twelve months from March 31, 2004. At March 31, 2004, the Bank had $38.2 million in brokered certificates of deposit, of which $19.3 million is due within one year or less. On February 17, 2004, the Corporation's Board of Directors declared the Corporation's ninth consecutive quarterly cash dividend of $0.05 per common share, payable April 1, 2004, to shareholders of record March 1, 2004.

On April 19, 2004, the Corporation's Board of Directors declared a 5% stock dividend, payable June 1, 2004 to shareholders of record May 3, 2004.

Following are selected capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                                       March 31,        December 31,    Minimum Ratio
                                                         2004              2003          for Capital
                                                    --------------    --------------      Adequacy        Ratio to be
                                                    Capital  Ratio    Capital  Ratio      Purposes      "Well Capitalized"
                                                    -------  -----    -------  -----      --------      ------------------

Total capital to risk-weighted assets
     Consolidated                                   $36,983  12.69%   $36,266  13.39%         8%              10%
     Bank only                                       33,604  11.53%    32,808  12.14%         8%              10%

Tier I capital to risk-weighted assets
     Consolidated                                   $31,119  10.68%   $30,505  11.27%         4%               6%
     Bank only                                       29,960  10.28%    29,427  10.89%         4%               6%

Tier I capital to average assets
     Consolidated                                   $31,119   8.38%   $30,505   8.56%         4%              NA
     Bank only                                       29,960   8.08%    29,427   8.27%         4%               5%

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

The trust preferred securities qualify for up to 25% of tier I capital. Any amount in excess of this limit may be included in tier 2 capital. Prior to 2004, the trust was consolidated in the Corporation's financial statements, with the trust preferred securities issued by the trust reported in liabilities as "Guaranteed Preferred Beneficial Interest in the Corporation's Subordinated Debentures" and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is no longer consolidated with the Corporation, accordingly, the Corporation does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Corporation and held by the trust, as these are no longer eliminated in consolidation. Amounts previously reported as "Guaranteed preferred beneficial interest in Corporation's subordinated debentures" in liabilities have been recaptioned "subordinated debentures" and continue to be presented in liabilities on the balance sheet. The effect of no longer consolidating the trust does not significantly change the amounts reported as the Corporation's assets, liabilities, equity, or interest expense.

The following table shows the changes in stockholders' equity for the three months ended March 31, 2004:

                                                                                            Accumulated
                                                Additional                    Unearned        Other
                                    Common       Paid-In       Retained       Employee     Comprehensive      Total
                                     Stock       Capital       Earnings       Benefits     Income/(Loss)     Equity
                                  ----------    ----------    ----------     ----------     ----------     ----------
Beginning balance, January 1      $   13,609    $    5,308    $    5,225      $    (271)    $      (95)    $   23,776

Cash dividend                             --            --          (136)            --             --           (136)
Net income                                --            --           548             --             --            548
Release of ESOP shares                    --            --            --             18             --             18
Change in unrealized gain/loss            --            --            --             --            218            218
                                  ----------    ----------    ----------     ----------     ----------     ----------
Balance March 31, 2004            $   13,609    $    5,308    $    5,637      $    (253)    $      123     $   24,424
                                  ==========    ==========    ==========     ==========     ==========     ==========

NET INTEREST INCOME

For the quarter ended March 31, 2004, net interest income increased by 32%, or $675,000, over the first quarter of 2003. This increase was primarily attributable to an expanded interest earning asset base, which was aided by an increased net interest margin. The net interest margin was positively impacted by the growth in the loan portfolio versus a stable cost of liability funding. During most of 2002 and 2003, the margin was negatively affected by refinancing and the removal of interest rate floors on loans from competitive pressures. The Corporation continues to utilize advances from the Federal Home Loan Bank to control interest rate risk when funding longer term fixed rate loans and investments. The net interest margin increased for the first quarter 2004 to 3.13% compared with 2.92% for the first quarter of 2003. The net interest margin for the first quarter 2004 on a fully taxable equivalent basis was 3.19% compared to the first quarter of 2003 at 2.99%.

The following table shows the dollar amount of changes in net interest income for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to changes in average balances (volume) or average rates for the periods shown. Variances that are jointly attributable to both volume and rate changes have been allocated to the volume component.

                                                             Three Months Ended
                                                           March 31, 2004 vs. 2003
                                                  ----------------------------------------
                                                                    Increase (Decrease)
                                                                     Due to Changes In
                                                                 -------------------------
                                                                   Volume
                                                    Total         and Both         Rate
                                                  ----------     ----------     ----------
                                                               (in thousands)
Earning Assets - Interest Income
   Federal funds sold                             $        3     $        3     $       --
   Securities                                            (41)           (67)            26
   Loans                                                 853          1,040           (187)
                                                  ----------     ----------     ----------

     Total                                               815            976           (161)
                                                  ----------     ----------     ----------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                         (12)            25            (37)
   Savings deposits                                       15              9              6
   Time deposits                                         139            318           (179)
   FHLB and repo sweeps                                   (1)            86            (87)
   Lease and ESOP                                         --             (1)             1
   Subordinated debentures                                (1)            --             (1)
                                                  ----------     ----------     ----------

     Total                                               140            437           (297)
                                                  ----------     ----------     ----------
Net Interest Income                               $      675     $      539     $      136
                                                  ==========     ==========     ==========

AVERAGE BALANCE SHEET

The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three month periods ended March 31, 2004 and 2003. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.

                                                                          Three Months Ended March 31,
                                                    ----------------------------------     --------------------------------
                                                                   2004                                  2003
                                                    ----------------------------------     --------------------------------
                                                                               Average                              Average
                                                                 Interest       Rate                   Interest      Rate
                                                     Average      Income/      Earned/      Average     Income/     Earned/
                                                     Balance      Expense       Paid        Balance     Expense      Paid
                                                    --------     --------     --------     --------    --------    --------
                                                                                 (In thousands)
Assets
   Federal funds sold                               $  7,489     $     22         1.18%    $  6,316    $     19        1.20%
   Securities                                         54,051          499         3.69       61,302         540        3.52
   Loans                                             291,751        4,147         5.69      218,598       3,294        6.03
                                                    --------     --------     --------     --------    --------    --------
Total Earning Assets/
   Total Interest Income                             353,291        4,668         5.29      286,216       3,853        5.38
                                                    --------     --------     --------     --------    --------    --------
Cash and due from banks                                6,756                                  5,533
All other assets                                      12,466                                  3,378
                                                    --------                               --------
Total Assets                                        $372,513                               $295,127
                                                    ========                               ========
Liabilities and Equity
   NOW and money market accounts                    $ 42,527          107         1.01     $ 32,706         119        1.46
   Savings deposits                                    8,905           25         1.12        5,612          10        0.71
   Time deposits                                     184,259        1,169         2.54      134,100       1,030        3.07
   FHLB and repurchase agreements                     68,564          474         2.77       56,158         475        3.38
   Capitalized lease and ESOP                            264            3         4.55          337           3        3.56
   Subordinated debentures                            10,000          127         5.08       10,000         128        5.12
                                                    --------     --------     --------     --------    --------    --------
Total Interest Bearing Liabilities/
   Total Interest Expense / Interest Rate Spread     314,519        1,905         2.42      238,913       1,765        2.96
                                                    --------     --------     --------     --------    --------    --------
Noninterest bearing demand deposits                   32,525                                 33,276
All other liabilities                                  1,386                                    926
Stockholders' equity                                  24,083                                 22,012
                                                    --------                               --------
Total Liabilities and Stockholder's Equity          $372,513                               $295,127
                                                    ========                               ========
Net Interest Income                                              $  2,763                              $  2,088
                                                                 ========                              ========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                                   3.13%                                2.92%
                                                                              ========                             ========
Net Interest Margin
   (fully taxable equivalent)                                                     3.19%                                2.99%
                                                                              ========                             ========

NONINTEREST INCOME

Noninterest income increased by $82,000, or 5.4%, for the first quarter of 2004 versus the first quarter of 2003. The largest component of noninterest income is mortgage banking income. Mortgage banking income decreased $24,000, or 2.0%, to $1.3 million for the quarter ended March 31, 2004 compared to the same period in 2003.

Net security gains of $137,000 for the first quarter of 2004 were comprised of $191,000 in gross gains and $54,000 in security losses on securities classified as "available for sale." Gains and losses were the result of portfolio restructuring to shorten the overall duration of the portfolio.

NONINTEREST EXPENSE

Noninterest expense increased over the first quarter 2003 by $600,000, or 21% to $3.5 million in the first quarter of 2004. Increases in expense were primarily due to costs associated with operating the new Rochester Hills location of $191,000, which was more than offset by the net interest income and other non-interest income generated by the branch. Other increases in non-interest expense for the quarter were attributable to other real estate owned, with expenses related to the write down of net realizeable value and other carrying costs representing an $82,000 increase. Additionally, increases in noninterest expense represent increased costs associated with an expanding banking and mortgage operations in areas such as printing and office supply, consulting, single business tax, legal expense connected with loan workouts, and amortization of the core deposit intangible from the North Oakland Community Branch purchase and assumption.

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

The following table presents an analysis of our interest-sensitivity gap position at March 31, 2004. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing dated adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At March 31, 2004, the Corporation is considered asset sensitive in the time interval of the first three months. The Corporation is also considered to be slightly liability sensitive at the one year accumulated gap position.

                                                      After Three      After One
                                       Within         Months But        Year But         After
                                       Three          Within One         Within           Five
                                       Months             Year         Five Years         Years          Total
                                     ----------       ----------       ----------      ----------      ----------
                                                                     (in thousands)
Interest earning assets:
   Federal funds sold                $      500       $       --       $       --      $       --      $      500
   Securities                            19,446            4,799           12,686           8,737          45,668
   FHLB stock                                --               --               --           3,142           3,142
   Portfolio loans and
     held for resale                    145,044           18,734          103,785          34,665         302,228
                                     ----------       ----------       ----------      ----------      ----------
     Total                              164,990           23,533          116,471          46,544      $  351,538
                                     ----------       ----------       ----------      ----------      ==========
Interest bearing liabilities:
   NOW and money market
     accounts                             5,870           17,421           16,829              --      $   40,120
   Savings deposits                         855            2,670            7,158              --          10,683
   Jumbo time deposits                   65,711           38,514           24,841           2,248         131,314
   Time deposits < $100,000              17,987           20,706           21,013              --          59,706
   Repurchase agreements                 11,518               --               --              --          11,518
   FHLB and repo sweeps                   8,000            4,000           29,874          10,500          52,374
   Capitalized lease obligation
     and ESOP payable                       253               --               --              --             253
   Subordinated debentures               10,000               --               --              --          10,000
                                     ----------       ----------       ----------      ----------      ----------
     Total                              120,194           83,311           99,715          12,748      $  315,968
                                     ----------       ----------       ----------      ----------      ==========
Interest rate sensitivity gap        $   44,796       $  (59,778)      $   16,756      $   33,796
Cumulative interest rate
   sensitivity gap                                    $  (14,982)      $    1,774      $   35,570
Interest rate sensitivity gap
   ratio                                   1.37             0.28             1.17            3.65
Cumulative interest rate
   sensitivity gap ratio                                    0.93             1.01            1.11

The Bank also evaluates interest rate risk using a simulation model. The use of simulation models to assess interest rate risk is an accepted industry practice, and the results of the analysis are useful in assessing the vulnerability of the Bank's net interest income to changes in interest rates. However, the assumptions used in the model are oversimplifications and not necessarily representative of the actual impact of interest rate changes. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds of various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities, and changes in market conditions impacting loan and deposit volumes and pricing. These assumptions are inherently uncertain, and subject to fluctuation and revision in a dynamic environment. Therefore, the model cannot precisely estimate future net interest income or exactly predict the impact of higher or lower interest rates. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, changes in market conditions, management's pricing decisions, and customer reactions to those decisions, among other factors.

On a quarterly basis, the net interest income simulation model is used to quantify the effects of hypothetical changes in interest rates on the Bank's net interest income over a projected twelve-month period. The model permits management to evaluate the effects of shifts in the Treasury Yield curve, upward and downward, on net interest income expected in a stable interest rate environment.

As of December 31, 2003, the most recent and available analysis, the simulation model projects net interest income would increase by 10 basis points of the base net interest income, assuming an instantaneous parallel shift upward in the yield curve by 200 basis points. Conversely, if the yield curve were to decrease by 200 basis points, the model projects net interest income would decrease by 44 basis points. This simulation projected less than one percent change in net interest income in both the upward and downward hypothetical shift.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 ("Act")) as of March 31, 2004, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the report it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a -- 15(b) of the Act) that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Cash Dividend - On February 17, 2004, the Corporation's Board of Directors declared the Corporation's eighth quarterly cash dividend of $0.05 per common share, payable April 1, 2004, to shareholders of record March 1, 2004.

Stock Dividend - On April 19, 2004, the Corporation's Board of Directors declared a 5% stock dividend payable June 1, 2004, to shareholder of record May 3, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:     See Exhibit Index attached.

         (b) Reports on Form 8-K during the quarter ended March 31, 2004:  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2004.

                                   COMMUNITY CENTRAL BANK CORPORATION





                                   By:  S/ DAVID A. WIDLAK
                                        ----------------------------------------
                                   David A. Widlak;
                                   President and CEO
                                   (Principal Executive Officer)




                                   By:  S/ RAY T. COLONIUS
                                        ----------------------------------------
                                   Ray T. Colonius;
                                   Treasurer
                                   (Principal Financial and Accounting Officer)

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