Form 10QSB
period 2004-06-30
COMMUNITY CENTRAL BANK CORP
filed 2004-08-13
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended June 30, 2004

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
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                               Outstanding at August 13, 2004
             -----                               ------------------------------
  Common Stock, $5 stated value                         2,862,182 Shares

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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                      June 30,
                                                        2004       December 31,
                                                     (Unaudited)      2003
                                                     -----------   ------------
                                                          (In thousands)
Assets

Cash and due from banks                              $     8,229   $      5,127
Federal funds sold                                        27,800          1,100
                                                     -----------   ------------
   Cash and Cash Equivalents                              36,029          6,227
                                                     -----------   ------------

Securities available for sale, at fair value              55,629         57,135
Securities held to maturity, at amortized cost               957            895
FHLB stock                                                 3,176          3,103
Residential mortgage loans held for sale                   4,008          7,241

Loans

   Residential mortgage loans                             81,495         71,263
   Commercial loans                                      205,054        189,099
   Installment loans                                      12,713         10,466
                                                     -----------   ------------
   Total Loans                                           299,262        270,828
Allowance for credit losses                               (3,263)        (3,573)
                                                     -----------   ------------
   Net Loans                                             295,999        267,255
                                                     -----------   ------------

Net property and equipment                                 4,877          3,977
Accrued interest receivable                                1,394          1,305
Other real estate owned                                      681            363
Goodwill                                                     743            743
Core deposit intangible, net of amortization                 187            248
Cash surrender value of Bank owned life insurance          7,403          7,222
Other assets                                               3,032          2,162
                                                     -----------   ------------
   Total Assets                                      $   414,115   $    357,876
                                                     ===========   ============

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED BALANCE SHEETS

                                                           June 30,
                                                             2004             December 31,
                                                          (Unaudited)            2003
                                                           ---------          ------------
                                                         (In thousands, except share data)
Liabilities

Deposits
   Noninterest bearing demand deposits                     $  35,836             $  33,814
   NOW and money market accounts                              43,368                41,484
   Savings deposits                                           14,256                 6,389
   Time deposits                                             216,796               173,669
                                                           ---------             ---------
   Total deposits                                            310,256               255,356
                                                           ---------             ---------

Repurchase agreements                                          8,276                12,836
Federal Home Loan Bank advances                               60,374                54,374
Accrued interest payable                                         625                   511
Other liabilities                                                406                   752
ESOP note payable                                                230                   271
Subordinated debentures                                       10,310                10,000
                                                           ---------             ---------
   Total Liabilities                                         390,477               334,100
                                                           ---------             ---------
Stockholders' Equity

   Common stock -- $5 stated value; 9,000,000 shares
     authorized; 2,862,182 shares issued and
     outstanding at 6-30-2004 and 2,721,875 at
     12-31-2003                                               14,311                13,609
   Additional paid-in capital                                  6,408                 5,308
   Retained earnings                                           3,845                 5,225
   Unearned employee benefit                                    (230)                 (271)
   Accumulated other comprehensive income                       (696)                  (95)
                                                           ---------             ---------
   Total Stockholders' Equity                                 23,638                23,776
                                                           ---------             ---------
Total Liabilities and Stockholders' Equity                 $ 414,115             $ 357,876
                                                           =========             =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                       Three Months Ended           Six Months Ended
                                                            June 30,                     June 30,
                                                      2004           2003           2004         2003
                                                     -------        -------       -------       -------
                                                                 (In thousands, except per share data)
Interest Income
   Loans (including fees)                            $ 4,361        $ 3,520       $ 8,508       $ 6,814
   Securities                                            519            486         1,018         1,026
   Federal funds sold                                     19             27            41            46
                                                     -------        -------       -------       -------
   Total Interest Income                               4,899          4,033         9,567         7,886
                                                     -------        -------       -------       -------
Interest Expense
   Deposits                                            1,369          1,171         2,670         2,330
   Short term borrowings                                  21             23            45            53
   Advances from FHLB                                    442            464           892           909
   ESOP loan interest expense                              2              4             5             7
   Interest expense of subordinated debentures           129            129           256           257
                                                     -------        -------       -------       -------
   Total Interest Expense                              1,963          1,791         3,868         3,556
                                                     -------        -------       -------       -------
   Net Interest Income                                 2,936          2,242         5,699         4,330
Provision for credit losses                            1,475             25         1,600            75
                                                     -------        -------       -------       -------
   Net Interest Income after Provision                 1,461          2,217         4,099         4,255
                                                     -------        -------       -------       -------
Noninterest Income
   Deposit service charges                                70             56           138           107
   Net realized security gain (loss)                     (17)           253           120           407
   Mortgage banking income                             1,476          2,330         2,730         3,608
   Other income                                          201             83           341           116
                                                     -------        -------       -------       -------
   Total Noninterest Income                            1,730          2,722         3,329         4,238
                                                     -------        -------       -------       -------
Noninterest Expense
   Salaries, benefits, and payroll taxes               1,952          2,681         3,811         4,542
   Premises and fixed asset expense                      377            302           738           590
   Other operating expense                               807          1,191         2,075         1,929
                                                     -------        -------       -------       -------
Total Noninterest Expense                              3,136          4,174         6,624         7,061
                                                     -------        -------       -------       -------
   Income Before Taxes                                    55            765           804         1,432
Provision for income taxes                               (51)           238           150           431
                                                     -------        -------       -------       -------
   Net Income                                        $   106        $   527       $   654       $ 1,001
                                                     =======        =======       =======       =======

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Per share data:
   Basic earnings         $   0.04    $   0.20    $   0.23    $   0.38

   Diluted earnings       $   0.04    $   0.20    $   0.23    $   0.37
                          ========    ========    ========    ========
   Cash Dividends         $   0.05    $   0.05    $   0.10    $   0.10
                          ========    ========    ========    ========

Notes

   - Weighted average shares outstanding have been adjusted to reflect the 5% stock dividend in June of 2004.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                   Three Months Ended            Six Months Ended
                                                        June 30,                     June 30,
                                                   2004           2003          2004          2003
                                                 -------        -------       -------        -------
                                                                   (In thousands)
Net Income as Reported                           $   106        $   527       $   654        $ 1,001

Other Comprehensive Income, Net of Tax
   Change in unrealized gain on securities
   Available for sale                               (818)           113          (601)           (49)
                                                 -------        -------       -------        -------

Comprehensive Income                             ($  712)       $   640       $    53        $   952
                                                 =======        =======       =======        =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                                          Six Months Ended June 30,
                                                                                            2004           2003
                                                                                          --------        ---------
                                                                                              (In thousands)
Operating Activities
   Net income                                                                             $    654        $  1,001
   Adjustments to reconcile net income to net cash flow
     from operating activities:
    Net premium of security discount                                                           201             423
    Net gain on sales and call of securities                                                  (120)           (407)
    Provision for credit losses                                                              1,600              75
    Depreciation expense                                                                       233             192
    Deferred income tax expense                                                               (206)            (78)
    ESOP compensation expense                                                                   41              25
    (Decrease) increase in accrued interest receivable                                         (89)            122
    (Decrease) in other assets                                                                (483)         (6,594)
    Increase (decrease) in accrued interest payable                                            114             (45)
    (Decrease) increase in other liabilities                                                  (345)             21
    Decrease (increase) in loans held for sale                                               3,233          (5,443)
                                                                                          --------        --------
   Net Cash Provided by (Used in) Operating Activities                                       4,833         (10,708)

Investing Activities
   Maturities, calls, sales and prepayments of securities available for sale                41,541          61,802
   Purchase of securities available for sale                                               (41,024)        (53,435)
   Maturities, calls, and prepayments of investment securities                                  62             312
   Purchases of investment securities                                                         (199)           (445)
   (Increase) in loans                                                                     (30,344)        (20,212)
   Purchases of property and equipment                                                      (1,133)         (1,824)
                                                                                          --------        --------
   Net Cash Used in Investing Activities                                                   (31,097)        (13,802)

Financing Activities
   Net increase in demand and savings deposits                                              11,773           9,416
   Net increase in time deposits                                                            43,126          17,901
   Net decrease in short term borrowings                                                    (4,560)           (581)
   Increase in FHLB advances                                                                 6,000           8,900
   Repayment of capitalized lease obligation                                                    --            (951)
   Payment of ESOP debt                                                                        (41)            (26)
   Stock option exercise/stock awards                                                           52             530
   Cash dividends paid                                                                        (284)           (270)
   Repurchase of common stock                                                                   --            (196)
                                                                                          --------        --------
   Net Cash Provided by Financing Activities                                                56,066          34,723
                                                                                          --------        --------
Increase in Cash and Cash Equivalents                                                       29,802          10,213
Cash and Cash Equivalents at the Beginning of the Year                                       6,227           9,405
                                                                                          --------        --------
Cash and Cash Equivalents at the End of the Period                                        $ 36,029        $ 19,618
                                                                                          ========        ========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                                          $  3,754        $  3,660
   Federal Taxes Paid                                                                     $    375        $    455
                                                                                          ========        ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

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

      The Corporation's Consolidated Balance Sheets are presented as of June 30, 2004 and December 31, 2003, and Consolidated Statements of Income and Comprehensive Income for the three and six month periods ended June 30, 2004 and 2003, and Consolidated Statements of Cash Flow for the six months ended June 30, 2004 and 2003. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

      have been recaptioned "subordinated debentures" and continue to be presented in liabilities on the balance sheet. The effect of no longer consolidating the trust does not significantly change the amounts reported as the Corporation's assets, liabilities, equity, or interest expense.

4. The Corporation did not issue incentive options during the six months ended June 30, 2004, or 2003. If the Corporation had used the fair value method of accounting, using the Black Scholes option pricing model and recognizing compensation cost for the plan based on the fair market value of the grant date, net income and earnings per share on a pro forma basis would have been as follows:

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                      June 30,
                                                        2004            2003           2004           2003
                                                       -------        -------        -------        ---------
                                                                  (in thousands, except per share data)
Net income, as reported                                $   106        $   527        $   654        $   1,001

Deduct:  Total stock-based employee and director
   compensation expense under fair value based
   methods of awards, net of related tax effects           (22)           (27)           (40)             (55)
                                                       -------        -------        -------        ---------
Pro forma net income                                   $    84        $   500        $   614        $     946
                                                       =======        =======        =======        =========
Earnings per share

   Basic - as reported                                 $  0.04        $  0.20        $  0.23        $    0.38
   Basic - pro forma                                   $  0.03        $  0.19        $  0.22        $    0.36

   Diluted - as reported                               $  0.04        $  0.20        $  0.23        $    0.37
   Diluted - pro forma                                 $  0.03        $  0.19        $  0.21        $    0.35

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions. The assumptions listed below were used in 2004 and 2003, with no practical changes during each respective period.

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                        2004           2003            2004           2003
                                                       -------        -------        -------         -------
Dividend yield or expected dividends                   1.49%            2.03%        1.49%            2.03%
Risk free interest rate                                4.00%            4.00%        4.00%            4.00%
Expected life                                          7 - 10 yrs.     10 yrs.       7 - 10 yrs.     10 yrs.
Expected volatility                                    9.60%           21.92%        9.60%           21.92%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at June 30, 2004 and December 31, 2003 and the results of operations for the three and six months ended June 30, 2004 and 2003. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ASSETS

The Corporation's total assets increased by $56.2 million, to $414.1 million at June 30, 2004, compared to $357.9 million at December 31, 2003. The largest segment of asset growth occurred in the loan portfolio which increased $28.4 million from December 31, 2003. Loans increased during the first six months of 2004 in all categories. Residential loans, which include home equity lines of credit, increased $10.2 million primarily from portfolio loans generated by the Mortgage Company. Commercial loans, commercial real estate loans and commercial and industrial business loans, increased $13.1 and $2.8 million, or 8.8% and 7.2%, respectively. Loan growth occurred from an expanded pipeline and emphasis on closing approved loans. Installment loans increased $2.2 million primarily from the generation of boat loans.

The total security portfolio at June 30, 2004 was $56.6 million, which was comprised of $55.6 million in available for sale securities and $1.0 million in held to maturity securities. The security portfolio consisted of government agency and bank qualified tax-exempt municipal securities. The total security portion decreased $1.4 million from December 31, 2003. The net change occurred because of maturities, security calls, and sales from restructuring programs. During the first six months ended June 30, 2004, the tax-exempt municipal securities increased $5.0 million and the mortgage backed securities decreased $5.6 million. Federal Agency debentures, which are partially pledged against repurchase agreements, remained relatively unchanged, decreasing $802,000 for the respective period. At June 30, 2004, the available for sale portfolio had net unrealized losses of $1.1 million, compared to a $144,000 unrealized loss at December 31, 2003. The decrease in overall market value was due to the increase in market interest rates. On the balance sheet, securities are classified as held to maturity, when the Corporation has the ability and intent to hold to maturity. Held to maturity securities are recorded at cost, adjusted for amortization of premium or accretion of discount. Securities available for sale are shown on the balance sheet at estimated fair market value.

Mortgage loans held for sale totaled $4.0 million at June 30, 2004 compared to $7.2 million at December 31, 2003. The mortgage loans were originated by the Bank's mortgage subsidiary, which started operations July 9, 2001. Loans closed generally remain in loans held for sale for less than 30 days in duration. Loans are normally committed for sale before funding takes place.

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Accordingly, a downturn in the automotive industry could adversely affect a borrower's ability to repay its loan. Additionally, the Corporation had approximately $58.1 million in outstanding loans at June 30, 2004, to borrowers in the real estate rental and property management industries, representing approximately 36% of the total commercial real estate loan portfolio.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

A summary of nonperforming assets is as follows:

                                                         June 30,      December 31,
                                                           2004           2003
                                                         --------      ------------
                                                               (In thousands)
Impaired loans:
Nonaccrual
   Commercial                                             $2,494        $  365
   Residential real estate                                    --            --
   Installment                                                --            --
                                                          ------        ------
Total nonaccrual loans                                     2,494           365

Loans past due 90 days and still accruing interest:
   Commercial                                                 --            --
   Residential real estate                                   130           116
   Installment                                                 8             3
                                                          ------        ------
Total loans past due 90 days and
   still accruing interest                                   138           119
                                                          ------        ------
Other real estate owned (net)                                681           363
                                                          ------        ------
Total nonperforming assets                                $3,313        $  847
                                                          ======        ======
Total nonperforming loans as a
   percentage of total loans                                0.88%         0.18%
                                                          ======        ======
Total nonperforming assets as a percentage
   of total assets                                          0.80%         0.24%
                                                          ======        ======

At June 30, 2004, nonperforming loans totaled $2.6 million compared to $484,000 at December 31, 2003, an increase of $2.1 million. The largest increase in nonperforming loans, $1.0 million, was due to a $2.0 million relationship that the bank became aware of the borrowers severe financial difficulties in the second quarter of 2004. One million of this relationship was charged-off in the second quarter of 2004. The remaining balance of the relationship, $1.0 million was primarily secured by commercial real estate. Subsequent to June 30, 2004, $917,000 of the remaining balance was paid off. The Bank is pursuing the borrower on fraud and other claims. The remaining increase in nonperforming loans was largely attributable to a loan acquired at a discount from the purchase and assumption of North Oakland Community Bank. This loan had a net book value of $801,000 as of June 30, 2004, and is secured by residential real estate properties. Management believes the collateral is sufficient to fully collect the net book balance. The remaining increase is attributable to normal activity within the loan portfolio.

In the second quarter of 2004, $1.9 million in commercial and industrial were charged-off. The aggregate of the charged off loans comprised substantially of three lending relationships, with the largest for $1 million mentioned above. The other two loan charge offs of substance totaled $778,000 and had deteriorated from the purchase and assumption of North Oakland Community Bank. Of the total loans charged off in the second quarter, specific allowances of $503,000 had been assigned to these credits in previous quarters as a part of the overall allowance for credit losses.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows an analysis of the allowance for credit losses:

                                                           June 30,           December 31,
                                                             2004                 2003
                                                           --------           ------------
                                                              (Dollars in thousands)
Allowance for credit losses at
   beginning of period                                      $3,573              $3,377

Provision charged to expense                                 1,600                 275
Loans charged off                                           (1,922)               (123)
Loans recovered                                                 12                  44
                                                            ------              ------
Allowance for credit losses at end of period                $3,263              $3,573
                                                            ======              ======
Allowance for credit losses as a percentage
   of total loans                                             1.09%               1.32%

The allowance for credit losses as a percentage of total loans was 1.09% at June 30, 2004, versus 1.32% at December 31, 2003. In each accounting period, management evaluates the problems and potential losses in the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit and financial guarantees. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

LIABILITIES

During the six months ended June 30, 2004, total deposits increased $54.9 million to $310.3 million. The increase in deposits was attributable to increases in certificates of deposit and savings accounts of $43.1 million and $7.9 million, respectively. Growth was also supplemented by small increases in demand, money market and NOW accounts of $3.9 million. The growth in certificates of deposit was aided by increases of $17.2 million in local municipal deposits and $28.0 million of brokered deposits and internet based certificates of deposit. At June 30, 2004 the Corporation had $77.9 million in local municipal deposits, $44.2 million in brokered certificates of deposit and $30.4 million in internet certificates of deposit. See "Liquidity and Capital Resources" below. The Corporation has been utilizing Federal Home Loan Bank ("FHLB") advances to better match against interest rate risk as described below.

Short term borrowings at June 30, 2004 consisted of short term FHLB advances of $24.0 million and securities sold with an agreement to repurchase them the following day of $8.3 million. Following are details of our short term borrowings for the dates indicated:

                                                       June 30,     December 31,
                                                         2004           2003
                                                       --------     ------------
                                                        (Dollars in thousands)
Amount outstanding at end of period                    $32,276        $31,836
Weighted average interest rate on ending balance          1.49%          1.39%

Maximum amount outstanding at any month end
  during the period                                    $32,276        $38,106

In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. These advances are secured under a blanket security agreement by first mortgage loans and the pledging of certain securities.

FHLB advances outstanding at June 30, 2004 were as follows:

                                                         Ending      Average rate
                                                         Balance   at end of period
                                                         -------   ----------------
                                                           (Dollars in thousands)
Short-term FHLB advances                                 $24,000            1.75%
Long-term FHLB advances                                   36,374            3.99%
                                                         -------            ----
                                                         $60,374            3.10%

Long-term advances were comprised twenty-two advances with maturities ranging from September 2005 to December 2012.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by $22.5 million in available unsecured federal funds borrowing facilities, and a $75.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of June 30, 2004, unused commitments comprised $74.8 million. The Bank has $156.3 million in time deposits coming due within the next twelve months from June 30, 2004. At June 30, 2004, the Bank had $44.2 million in brokered certificates of deposit, of which $26.8 million is due within one year or less. Additionally, at June 30, 2004, municipal time deposits and internet time deposits were $77.9 million and $30.4 million, respectively. Municipal time deposits typically have maturities less than three months. $14.1 million of internet certificates of deposit mature in one year or less. On May 18, 2004, the Corporation's Board of Directors declared the Corporation's tenth consecutive quarterly cash dividend of $0.05 per common share, payable July 1, 2004, to shareholders of record June 1, 2004.

Following are selected capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                                    June 30,                  December 31,         Minimum Ratio
                                                      2004                        2003              for Capital
                                             ----------------------     ----------------------        Adequacy       Ratio to be
                                             Capital          Ratio     Capital          Ratio        Purposes    "Well Capitalized"
                                             -------          -----     -------          -----     -------------  ------------------
Total capital to risk-weighted assets
     Consolidated                            $36,660          12.13%    $36,266          13.39%          8%               10%
     Bank only                                34,389          11.41%     32,808          12.14%          8%               10%

Tier I capital to risk-weighted assets
     Consolidated                            $31,196          10.32%    $30,505          11.27%          4%                6%
     Bank only                                31,126          10.32%     29,427          10.89%          4%                6%

Tier I capital to average assets
     Consolidated                            $31,196           8.03%    $30,505           8.56%          4%               NA
     Bank only                                31,126           8.02%     29,427           8.27%          4%                5%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows the changes in stockholders' equity for the six months ended June 30, 2004:

                                                    Additional                   Unearned      Accumulated Other
                                       Common        Paid-In      Retained       Employee       Comprehensive       Total
                                        Stock         Capital     Earnings       Benefits       Income/(Loss)       Equity
                                       -------    -----------     --------       --------      ---------------     -------
Beginning balance, January 1           $13,609       $5,308       $5,225          ($271)              ($ 95)       $23,776

Cash dividend                               --           --         (284)            --                  --           (284)
Stock option exercise/stock awards          22           30           --             --                  --             52
Stock dividend                             680        1,070       (1,750)            --                  --        -------
Net income                                  --           --          654             --                  --            654
Release of ESOP shares                      --           --           --             41                  --             41
Change in unrealized gain/loss              --           --           --             --                (601)          (601)
                                       -------       ------       ------          -----               -----        -------
Balance June 30, 2004                  $14,311       $6,408       $3,845          ($230)              ($696)       $23,638
                                       =======       ======       ======          =====               =====        =======

NET INTEREST INCOME

For the quarter ended June 30, 2004, net interest income increased by 31.0%, or $694,000, over the second quarter of 2003. This increase was primarily attributable to an expanded interest earning asset base, which was aided by an increased net interest margin. The net interest margin was positively impacted by the growth in the loan portfolio versus a stable cost of liability funding. During most of 2002 and 2003, the margin was negatively affected by refinancing and the removal of interest rate floors on loans from competitive pressures. The Corporation continues to utilize advances from the Federal Home Loan Bank to control interest rate risk when funding longer term fixed rate loans and investments. The net interest margin increased for the second quarter 2004 to 3.18% compared with 2.96% for the second quarter of 2003. The net interest margin for the second quarter 2004 on a fully taxable equivalent basis was 3.25% compared to the second quarter of 2003 at 3.03%.

Net interest income for six months ended June 30, 2004 increased by 31.6%, or $1.4 million, over the first six months of 2003. Again, this increase was attributable to an expanded interest earning asset base and an increased net interest margin. The net interest margin, measured on a fully taxable equivalent basis, for the six months ended June 30, 2004 was 3.22%, compared with 3.0% for the six months ended June 30, 2003. Net interest margin for the six months ended June 30, 2004 was favorably impacted by the same reasons as mentioned above for the second quarter of 2004.

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

                                                              Three Months Ended                           Six Months Ended
                                                            June 30, 2004 vs. 2003                      June 30, 2004 vs. 2003
                                                     -------------------------------------        ----------------------------------
                                                                      Increase (Decrease)                      Increase (Decrease)
                                                                      Due to Changes In                        Due to Changes In
                                                                    ----------------------                    ----------------------
                                                                    Volume                                     Volume
                                                      Total        and Both          Rate          Total      and Both      Rate
                                                     -------       --------        -------        -------     --------     -------
                                                                                       (in thousands)
Earning Assets - Interest Income
   Loans                                             $   841        $   991       ($   150)       $ 1,694      $ 2,029    ($   335)
   Securities                                             33            (29)            62             (8)         (96)         88
   Federal funds sold                                     (8)            --             (8)            (5)           3          (8)
                                                     -------        -------        -------        -------      -------     -------

     Total                                               866            962            (96)         1,681        1,936        (255)
                                                     -------        -------        -------        -------      -------     -------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                          (5)            12            (17)           (17)          36         (53)
   Savings deposits                                       35             23             12             50           32          18
   Time deposits                                         168            348           (180)           307          667        (360)
   FHLB and repo sweeps                                  (24)            40            (64)           (25)         126        (151)
   ESOP                                                   (2)            --             (2)            (2)          (1)         (1)
   Subordinated debentures                                --              4             (4)            (1)           8          (9)
                                                     -------        -------        -------        -------      -------     -------

     Total                                               172            427           (255)           312          868        (556)
                                                     -------        -------        -------        -------      -------     -------
Net Interest Income                                  $   694        $   535        $   159        $ 1,369      $ 1,068     $   301
                                                     =======        =======        =======        =======      =======     =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and six month periods ended June 30, 2004 and 2003. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.

                                                                            Three Months Ended June 30,
                                                  -------------------------------------------------------------------------
                                                                 2004                                    2003
                                                              ---------                               ---------
                                                                             Average                               Average
                                                              Interest        Rate                     Interest      Rate
                                                  Average     Income/        Earned/       Average      Income/     Earned/
                                                  Balance     Expense         Paid         Balance      Expense      Paid
                                                  --------   ----------     --------      --------    ---------    --------
                                                                               (In thousands)
Assets
   Loans                                          $305,680   $    4,361         5.71%     $236,226    $   3,520        5.96%
   Securities                                       54,421          519         3.81        57,418          486        3.39
   Federal funds sold                                8,945           19         0.85         8,967           27        1.20
                                                  --------   ----------     --------      --------    ---------    --------
Total Earning Assets/
   Total Interest Income                           369,046        4,899         5.31       302,611        4,033        5.33
                                                  --------   ----------     --------      --------    ---------    --------
Cash and due from banks                              7,566                                   5,956
All other assets                                    12,978                                   7,602
                                                  --------                                --------
Total Assets                                      $389,590                                $316,169
                                                  ========                                ========
Liabilities and Equity
   NOW and money market accounts                  $ 43,340          108         1.00      $ 38,555          113        1.17
   Savings deposits                                 11,905           44         1.48         5,637            9        0.64
   Time deposits                                   199,433        1,217         2.44       142,367        1,049        2.95
   FHLB and repurchase agreements                   64,950          463         2.85        59,396          487        3.28
   ESOP                                                247            2         3.24           304            4        5.26
   Subordinated debentures                          10,310          129         5.00        10,000          129        5.16
                                                  --------   ----------     --------      --------    ---------    --------
Total Interest Bearing Liabilities/
   Total Interest Expense                          330,185        1,963         2.38       256,259        1,791        2.80
                                                  --------   ----------     --------      --------    ---------    --------
Noninterest bearing demand deposits                 34,320                                  36,185
All other liabilities                                  754                                     900
Stockholders' equity                                24,331                                  22,825
                                                  --------                                --------
Total Liabilities and Stockholder's Equity        $389,590                                $316,169
                                                  ========                                ========
Net Interest Income                                          $    2,936                               $   2,242
                                                             ==========                               =========
Interest Rate Spread                                                            2.93%                                  2.53%
                                                                            ========                               ========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                                 3.18%                                  2.96%
                                                                            ========                               ========
Net Interest Margin
   (fully taxable equivalent)                                                   3.25%                                  3.03%
                                                                            ========                               ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                                                            Six Months Ended June 30,
                                                  ---------------------------------------------------------------------------
                                                                 2004                                     2003
                                                              ---------                                  -------
                                                                            Average                                   Average
                                                               Interest      Rate                       Interest       Rate
                                                  Average      Income/      Earned/         Average      Income/      Earned/
                                                  Balance      Expense       Paid           Balance      Expense       Paid
                                                  --------    ---------     --------      ---------      -------     --------
                                                                               (In thousands)
Assets
   Loans                                          $298,715     $  8,508         5.70%     $227,460       $6,814        5.99%
   Securities                                       54,236        1,018         3.75        59,349        1,026        3.46
   Federal funds sold                                8,217           41         1.00         7,649           46        1.20
                                                  --------     --------     --------      --------       ------      ------
Total Earning Assets/
   Total Interest Income                           361,168        9,567         5.30       294,458        7,886        5.36
                                                  --------     --------     --------      --------       ------      ------
Cash and due from banks                              7,161                                   5,746
All other assets                                    12,722                                   5,502
                                                  --------                                --------
Total Assets                                      $381,051                                $305,706
                                                  =======                                 ========
Liabilities and Equity
   NOW and money market accounts                  $ 42,934          215         1.00      $ 35,647          232        1.30
   Savings deposits                                 10,405           69         1.33         5,625           19        0.68
   Time deposits                                   191,846        2,386         2.49       138,256        2,079        3.01
   FHLB and repurchase agreements                   66,757          937         2.81        57,786          962        3.33
   ESOP                                                256            5         3.91           320            7        4.38
   Subordinated debentures                          10,310          256         4.97        10,000          257        5.14
                                                  --------     --------     --------      --------       ------      ------
Total Interest Bearing Liabilities/
   Total Interest Expense                          322,508        3,868         2.40       247,634        3,556        2.87
                                                  --------     --------     --------      --------       ------      ------
Noninterest bearing demand deposits                 33,422                                  34,738
All other liabilities                                  914                                     913
Stockholders' equity                                24,207                                  22,421
                                                  --------                                --------
Total Liabilities and Stockholder's Equity        $381,051                                $305,706
                                                  ========                                ========
Net Interest Income                                            $  5,699                                  $4,430
                                                               ========                                  ======
Interest Rate Spread                                                            2.90%                                  2.49%
                                                                            ========                                 ======
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                                 3.16%                                  2.94%
                                                                            ========                                 ======
Net Interest Margin
   (fully taxable equivalent)                                                   3.22%                                  3.01%
                                                                            ========                                 ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the three months ended June 30, 2004 was $1.5 million, an increase of $1,450,000 from the three months ended June 30, 2003. The larger provision was made in part, to adequately cover the charge offs of $1.9 million detailed on page 12. Of the loans charged off $503,000 had been assigned a specific allowance.

The provision for credit losses for the six months ended June 30, 2004 was $1.6 million, an increase of $1.5 million from the comparable period of 2003. The larger provision for the first six months was attributable to events in the second quarter mentioned above.

NONINTEREST INCOME

Noninterest income decreased by $992,000, or 36.4%, for the second quarter of 2004 versus the second quarter of 2003. The largest component of noninterest income is mortgage banking income. Mortgage banking income decreased $854,000, or 36.7%, to $1.5 million for the quarter ended June 30, 2004 compared to the same period in 2003. The decrease in mortgage originations and the corresponding level of gains on the sales of mortgages has been affected by the nationwide decrease in mortgage refinancing. Service charge income during the second quarter of 2004 was $70,000, an increase of $14,000 or a 25.0% increase over the second quarter of 2003. The increase in service charge income was due to the addition of the Rochester branch in the fourth quarter of 2003, coupled with selected increases in the fees assessed to customers on checking and other applicable deposit accounts. Net security (losses) of $17,000 was the result of security restructuring activity.

Noninterest income for the six months ended June 30, 2004 decreased $909,000, or 21.4% compared to the first six months of 2003. The decrease was due primarily to decreases in mortgage banking income of $878,000, or 24.3% for these same reasons detailed above.

NONINTEREST EXPENSE

Noninterest expense in the second quarter of 2004 was $3.1 million, a decrease of $1.0 million from the second quarter of 2003, or 24.9%. Salaries, benefits, and payroll taxes for the second quarter of 2004 were $2.0 million, which was a decrease of $729,000 compared to the second quarter of 2003. Salaries, benefits and payroll taxes related to the Mortgage Company decreased $894,000 when comparing the second quarter of 2004 compared to 2003. The decrease in expense was directly related to the decrease in mortgage banking income noted above in noninterest income. This decrease was the largest factor attributable to the overall decrease in noninterest expense. Salaries and benefits from the operations of the Rochester Branch, coupled with general merit increases for the overall organization comprised the remainder of the net change in overall salaries and benefit expense. Total premises and fixed asset expense of $377,000 for the second quarter of 2004, increased $75,000, or 24.8% due to the Rochester Hill branch operations representing $45,000, or 60% of the relative increase, with the remainder of increase in overall premises expense attributable to property taxes and other premises related to cost of operations. Other operating expenses of $807,000 for the second quarter of 2004, decreased $384,000, or 32.2% from decreases in costs attributable to areas such as data processing, advertising, business development and promotional items.

Noninterest expense for the six months ended June 30, 2004 decreased $447,000, or 6.3%. This was due to decreases in salaries, benefits and payroll taxes of $731,000, or 16.1%. The decreases in salaries, benefits and payroll taxes were primarily due to the Mortgage Company operations and an offset to the corresponding decrease in mortgage banking income. Premises and fixed asset expense and other operating expense increased for the comparable six month period $148,000 and $146,000, respectively. This was due primarily to the Rochester Hills branch operations.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

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

Static gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time periods, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

Static gap analysis has limitations because it cannot measure precisely the effect of interest rate movements and competitive pressures on the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. In addition, a significant portion of our adjustable-rate assets have limits on their maximum yield, whereas most of our interest-bearing liabilities are not subject to these limitations. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different volumes, and certain adjustable-rate assets may reach their yield limits and not reprice.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table presents an analysis of our interest-sensitivity static gap position at June 30, 2004. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing dated adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At June 30, 2004, the Corporation is considered asset sensitive in the time interval of the first three months. The Corporation is also considered to be slightly liability sensitive at the one year accumulated gap position.

                                                    After Three         After One
                                       Within        Months But          Year But          After
                                        Three        Within One           Within            Five
                                       Months          Year             Five Years          Years          Total
                                       -------      -----------         ----------         -------        --------
                                                              (in thousands)
Interest earning assets:
   Federal funds sold                  $27,800       $     --            $     --          $    --         $27,800
   Securities                           13,090          1,959              21,381           21,210          57,640
   FHLB stock                               --             --                  --            3,176           3,176
   Portfolio loans and
     held for resale                   146,516         22,160              95,579           39,015         303,270
                                       -------       --------           ---------          -------        --------
     Total                             187,406         24,119             116,960           63,401        $391,886
                                       -------       --------           ---------          -------        ========
Interest bearing liabilities:
   NOW and money market
     accounts                            6,020         17,927              19,421               --        $ 43,368
   Savings deposits                      1,140          3,564               9,552               --          14,256
   Jumbo time deposits                  83,135         49,520              21,101            2,248         156,004
   Time deposits < $100,000             19,389         10,641              30,762               --          60,792
   Repurchase agreements                 8,276             --                  --               --           8,276
   FHLB and repo sweeps                 17,000          7,000              25,874           10,500          60,374
   ESOP payable                            230             --                  --               --             230
   Subordinated debentures              10,310             --                  --               --          10,310
                                       -------       --------           ---------          -------        --------
     Total                             145,500         88,652             106,710           12,748        $353,610
                                       -------       --------           ---------          -------        ========
Interest rate sensitivity gap          $41,906      ($ 64,533)           $ 10,250          $50,653
Cumulative interest rate
   sensitivity gap                                  ($ 22,627)          ($ 12,377)         $38,276
Interest rate sensitivity gap
   ratio                                  1.29           0.27                1.10             4.97
Cumulative interest rate
   sensitivity gap ratio                                 0.90                0.96             1.11

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

management to evaluate the effects of shifts in the Treasury Yield curve, upward and downward, on net interest income expected in a stable interest rate environment.

As of March 31, 2004, the most recent and available analysis, the simulation model projects net interest income would remain relatively unchanged decreasing one-half of one percent, or 0.5% of the base net interest income, assuming an instanteous parallel shift upward in the yield curve by 200 basis points. Conversely, if the yield curve were to decrease by 200 basis points, the model projects net interest income would increase by 1.9%.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 ("Act")) as of June 30, 2004, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the report it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a -- 15(f) of the Act) that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Corporation intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material non-financial information concerning the Corporation's business. While the Corporation believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Corporation to modify its disclosures and procedures.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 20, 2004, Community Central Bank Corporation held its Annual Meeting of Stockholders ("Meeting"). The following matters were voted on at the Meeting.

Election of the following persons as directors of the Corporation for terms to expire in 2007:

NOMINEE                            VOTES FOR           VOTES WITHHELD             TOTAL
-------                            ---------           --------------          ---------
Salvatore Cottone                  2,404,314              58,658               2,462,972
Bobby L. Hill                      2,404,314              58,658               2,462,972
Dean S. Petitpren                  2,409,792              53,180               2,462,972
Ronald R. Reed                     2,408,714              54,258               2,462,972

The following are the names of the directors (and remaining term) whose term in office continued after the Meeting: Gebran S. Anton (2005); David E. Bonior
(2006); Joseph Catenacci (2006); Celestina Giles (2006); Joseph F. Jeannette
(2005); Michael D. Schwartz (2005) and David A. Widlak (2006).

Amendment to the 2002 Incentive Plan to Add 100,000 Shares to Existing Plan:

AMENDMENT                          VOTES FOR        AGAINST        ABSTAIN          NON-VOTE         TOTAL
Amendment to the 2002 Incentive
   Plan to Add 100,000 Shares
   To Existing Plan                1,441,636         95,049         12,364           913,923       2,462,972

ITEM 5. OTHER INFORMATION.

Stock Dividend - On April 20, 2004, the Corporation's Board of Directors declared a 5% stock dividend, payable June 1, 2004, to shareholders of record May 3, 2004.

Cash Dividend - On May 18, 2004, the Corporation's Board of Directors declared the Corporation's ninth quarterly cash dividend of $0.05 per common share, payable July 1, 2004, to shareholders of record June 1, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits: See Exhibit Index attached.

      (b) Reports on Form 8-K during the quarter ended June 30, 2004: None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2004.

                                COMMUNITY CENTRAL BANK CORPORATION

                                By: S/ DAVID A. WIDLAK
                                    -----------------------------------------
                                David A. Widlak;
                                President and CEO
                                (Principal Executive Officer)

                                By: S/ RAY T. COLONIUS
                                    -----------------------------------------
                                Ray T. Colonius;
                                Treasurer
                                (Principal Financial and Accounting Officer)

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

  3.2      Bylaws of the Corporation, as amended and currently in effect.

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

  11       Computation of Per Share Earnings

  31.1     Rule 13a - 14(a) Certification (Chief Executive Officer)

  31.2     Rule 13a - 14(a) Certification (Chief Financial Officer)

  32       Rule 1350 Certifications

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                   EXHIBIT 3.2
                     BY-LAWS OF THE CORPORAITON, AS AMENDED
                             AND CURRENTLY IN EFFECT

                                    ARTICLE I
                                     OFFICES

      SECTION 1. PRINCIPAL OFFICE. The principal office shall be in the City of Mount Clemens, State of Michigan.

      SECTION 2. OTHER OFFICES. The corporation may also have offices at such other places both within and without the State of Michigan as the Board of Directors may from time to time determine or the business of the corporation may require.

                                   ARTICLE II
                            MEETINGS OF SHAREHOLDERS

      SECTION 1. TIMES AND PLACES OF MEETINGS. All meetings of the shareholders shall be held at such times and places, within or without the State of Michigan, as may be fixed from time to time by the Board of Directors. If no designation of the place of a meeting is made, such meeting shall be held at the principal office of the corporation in Mount Clemens, Michigan.

      SECTION 2. ANNUAL MEETINGS. Annual meetings of the shareholders shall be held each year at such time on such business day as may be designated by the Board of Directors, or if no such designation is made, at 10 a.m. on the third Tuesday in April, or if that day is a legal holiday, then on the next succeeding business day at such place and hour as shall be fixed by the Board of Directors.

      SECTION 3. SPECIAL MEETINGS. Special meetings of the shareholders may be called by resolution of a majority of the Board of Directors or by the Chairman of the Board and shall be held on a date fixed by the Board of Directors or the Chairman of the Board.

      SECTION 4. NOTICE OF MEETINGS. Written notice of each meeting of shareholders, stating the time, place and purposes thereof, shall be given to each shareholder entitled to vote at the meeting not less than ten (10) nor more than sixty (60) days before the date fixed for the meeting. Notice of a meeting need not be given to any shareholder who signs a waiver of notice before or after the meeting. Attendance of a shareholder at a meeting shall constitute both (a) a waiver of notice or defective notice except when the shareholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to holding the meeting or transacting any business because the meeting has not been lawfully called or convened, and (b) a waiver of objection to consideration of a particular matter at the meeting that is not within the purpose or purposes described in the meeting notice, except when the shareholder objects to considering the matter when it is presented.

      SECTION 5. SHAREHOLDER LIST. The officer or agent who has charge of the stock ledger of the corporation shall prepare and make a complete list of the shareholders entitled to vote at each meeting, arranged by class or series of shares in alphabetical order, showing the address of and the number of shares registered in the name of each shareholder. The list shall be produced and kept at the time and place of the meeting and may be inspected at any time during the meeting by any shareholder who is present at the meeting.

      SECTION 6. QUORUM. Unless a greater or lesser quorum is provided in the Articles of Incorporation or bylaws, shares entitled to cast a majority of the votes at a meeting constitute a quorum at the meeting. Except when the holders of a class or series of shares are entitled to vote separately on an item of business, shares of all classes and series entitled to vote shall be combined as a single class and series for the purpose of determining a quorum. When the holders of a class or series of shares are entitled to vote separately on an item of business, shares of that class or series entitled to cast a majority of the votes of that class or series at a meeting constitute a quorum of that class or series at the meeting unless a greater or lesser quorum is provided in the Articles of Incorporation or bylaws. If there is no quorum, the officer of the corporation presiding as chairman of the meeting shall have the

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum is present, when any business may be transacted which might have been transacted at the meeting as first convened had there been a quorum. However, if the adjournment is for more than thirty (30) days, or if after the adjournment the Board fixes a new record date for the adjourned meeting, notice of the time, place and purposes of such meeting shall be given to each shareholder of record on the new record date. Once a quorum is determined to be present, the shareholders present in person or by proxy at such meeting may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum. If a meeting is adjourned solely for the purpose of receiving the results of voting by shareholders, such meeting need not be reconvened. If not reconvened, such meeting shall stand adjourned pending submission of the results of voting to the Secretary of the corporation, whereupon such meeting shall stand adjourned until the next regular or special meeting of shareholders.

      SECTION 7. VOTE REQUIRED. When a quorum is present at a meeting, any action to be taken by a vote of the shareholders, other than the election of directors, shall be authorized by a majority of the votes cast by the holders of shares entitled to vote on the action, unless a greater vote is required by the Articles of Incorporation or express provision of statute. Except as otherwise provided by the Articles of Incorporation, directors shall be elected by a plurality of the votes cast at an election.

      SECTION 8. VOTING RIGHTS. Except as otherwise provided by the Articles of Incorporation or the resolution or resolutions of the Board of Directors creating any class of stock, each shareholder shall at every meeting of the shareholders he entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such shareholder. Each proxy to vote shall be in writing and signed by the shareholder or his or her duly authorized representative, and no proxy shall be voted after three years from its date, unless the proxy provides for a longer period.

      SECTION 9. CONDUCT OF MEETINGS. Meetings of shareholders generally shall follow accepted rules of parliamentary procedure, subject to the following:

            (a) The chairman of the meeting shall have absolute authority over matters of procedure, and there shall be no appeal from the ruling of the chairman. If, in his or her absolute discretion, the chairman deems it advisable to dispense with the rules of parliamentary procedure as to any meeting of shareholders or part thereof, he or she shall so state and shall clearly state the rules under which the meeting or appropriate part thereof shall be conducted.

            (b) If disorder should arise which, in the absolute discretion of the chairman, prevents the continuation of the legitimate business of the meeting, the chairman may quit the chair and announce the adjournment of the meeting, and upon his or her so doing, the meeting is immediately adjourned without the necessity of any vote or further action of the shareholders.

            (c) The chairman may require any person who is not a bona fide shareholder of record on the record date, or a validly appointed proxy of such a shareholder, to leave the meeting.

            (d) The chairman may introduce nominations, resolutions or motions submitted by the Board of Directors for consideration by the shareholders without a motion or second. Except as the chairman shall direct, a resolution or motion not submitted by the Board of Directors shall be considered for a vote only if proposed by a shareholder of record on the record date or a validly appointed proxy of such a shareholder, and seconded by such a shareholder or proxy other than the individual who proposed the resolution or motion.

            (e) Except as the chairman shall direct, no matter may be presented to the meeting which has not been submitted in writing to the Secretary for inclusion in the agenda at least 10 days before the date of the meeting.

            (f) When all shareholders present at a meeting in person or by proxy have been offered an opportunity to vote on any matter properly before a meeting, the chairman may at his or her discretion declare the polls to be closed, and no further votes may be cast or changed after such declaration. If no

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

      such declaration is made by the chairman, the polls shall remain open and shareholders may cast additional votes or change votes until the inspectors of election have delivered their final report to the chairman.

            (g) When the chairman has declared the polls to be closed on all matters then before a meeting, the chairman may declare the meeting to be adjourned pending determination of the results by the inspectors of election. In such event, the meeting shall be considered adjourned for all purposes, and the business of the meeting shall be finally concluded upon delivery of the final report of the inspectors of election to the chairman at or after the meeting.

            (h) When the chairman determines that no further matters may properly come before a meeting, he or she may declare the meeting to be adjourned, without motion, second, or vote of the shareholders.

            (i) When the chairman has declared a meeting to be adjourned, unless the chairman has declared the meeting to be adjourned until a later date, no further business may properly he considered at the meeting even though shareholders or holders of proxies representing a quorum may remain at the site of the meeting.

      SECTION 10. INSPECTORS OF ELECTION. The Board of Directors or, if they shall not have so acted, the Chairman of the Board, may appoint at or prior to any meeting of shareholders one or more persons (who may be directors or employees of the corporation) to serve as inspectors of election. The inspectors so appointed shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes or ballots, hear and determine challenges and questions arising in connection with the right to vote, count and tabulate votes or ballots, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all shareholders.

      SECTION 11. VOTING. When any vote is taken by written ballot at any meeting of shareholders, an unrevoked proxy submitted in accordance with its terms shall be accepted in lieu of, and shall be deemed to constitute, a written ballot marked as specified in such proxy.

                                  ARTICLE III
                                  RECORD DATE

      SECTION 1. FIXING OF RECORD DATE BY BOARD. For the purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders, or any adjournment thereof, or to express consent to or dissent from any corporate action in writing without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend or the distribution or allotment of any rights or evidences of interests arising out of any change, conversion or exchange of capital stock, or for the purpose of any other action, the Board of Directors may fix, in advance, a date as the record date for any such determination of shareholders. Such date shall not be more than sixty (60) days nor less than ten (10) days before the date of any such meeting, nor more than sixty (60) days prior to the effectuation of any other action proposed to be taken. Only shareholders of record on a record date so fixed shall be entitled to notice of, and to vote at, such meeting or to receive payment of any dividend or the distribution or allotment of any rights or evidences of interests arising out of any change, conversion or exchange of capital stock.

      SECTION 2. PROVISION FOR RECORD DATE IN THE ABSENCE OF BOARD ACTION. If a record date is not fixed by the Board of Directors: (a) the record date for determination of shareholders entitled to notice of or to vote at a meeting of shareholders shall be the close of business on the day next preceding the day on which notice is given, or, if no notice is given, the day next preceding the day on which the meeting is held; (b) the record date for determining shareholders entitled to express consent to corporate action in writing, without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed; and (c) the record date for determining shareholders for any other purpose shall be the close of business on the day on which the resolution of the Board relating thereto is adopted.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

      SECTION 3. ADJOURNMENTS. When a determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders has been made as provided in this Article, the determination applies to any adjournment of the meeting unless the Board fixes a new record date for the adjourned meeting.

                                   ARTICLE IV
                                    DIRECTORS

      SECTION 1. NUMBER AND QUALIFICATION OF DIRECTORS. Each Director shall be at least twenty-one (21) years of age. A director need not be a citizen of the United States or a resident of the State of Michigan. The number of directors shall be fixed by resolution of the Board of Directors as provided in the Articles of Incorporation.

      SECTION 2. VACANCIES. Vacancies and newly created directorships resulting from any increase in the authorized number of directors shall be filled in the manner provided in the Articles of Incorporation.

      SECTION 3. POWERS. The business and affairs of the corporation shall be managed by its Board of Directors, which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the Articles of Incorporation or by these bylaws directed or required to be exercised or done by the shareholders.

      SECTION 4. FEES AND EXPENSES. The directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. Members of special or standing committees may be allowed compensation for attending committee meetings.

      SECTION 5. RESIGNATION AND REMOVAL. Any director may resign at any time and such resignation shall take effect upon receipt of written notice thereof by the corporation, or at such subsequent time as set forth in the notice of resignation. Directors may be removed only as provided by statute or the Articles of Incorporation.

      SECTION 6. RETIREMENT. The mandatory retirement age of any Director shall be 75 years of age. The retirement date will be the close of business on the date of the annual meeting of shareholders of the corporation after the director reaches his 75th birthday.

                                    ARTICLE V
                              MEETINGS OF DIRECTORS

      SECTION 1. PLACE OF MEETINGS. The Board of Directors of the corporation may hold meetings, both regular and special, either within or without the State of Michigan.

      SECTION 2. REGULAR MEETINGS. Regular meetings of the Board of Directors may be held with or without notice at such time and at such place as shall from time to time be determined by the Board.

      SECTION 3. SPECIAL MEETINGS. Special meetings of the Board may be called by the Chairman of the Board or the President on two (2) days notice to each director, either personally, by mail, by telegram, by facsimile transmission, or by telephone; special meetings shall be called by the Chairman of the Board or the President in like manner and on like notice on the written request of two
(2) directors.

      SECTION 4. PURPOSE NEED NOT BE STATED. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice of such meeting.

      SECTION 5. QUORUM. At all meetings of the Board of Directors a majority of the total number of directors shall constitute a quorum for the transaction of business, and the acts of a majority of the directors present at any meeting at which there is a quorum shall be the acts of the Board of Directors, except as may be otherwise specifically provided by statute or by the Articles of Incorporation. If a quorum is not present at any meeting of the

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum is present.

      SECTION 6. ACTION WITHOUT A MEETING. Unless otherwise restricted by the Articles of Incorporation or these bylaws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting if, before or after the action, all members of the Board or of such committee, as the case may be, consent thereto in writing and such written consent is filed with the minutes or proceedings of the Board or committee.

      SECTION 7. MEETING BY TELEPHONE OR SIMILAR EQUIPMENT. Members of the Board of Directors or any committee designated by the Board of Directors may participate in a meeting of the Board or such committee by means of conference telephone or similar communications equipment by means through which all persons participating in the meeting can communicate with each other. Participation in a meeting pursuant to this Section shall constitute presence in person at the meeting.

      SECTION 8. WAIVER OF NOTICE. Attendance of a director at or participation in a meeting of the Board of Directors or any committee constitutes a waiver of notice of the meeting, except where a director attends a meeting for the express purpose of objecting, at the beginning of the meeting or upon his or her arrival, to the meeting or the transaction of any business because the meeting has not lawfully been called or convened, and the person does not thereafter vote for or assent to any action taken at the meeting. Notice of any meeting of the Board or a committee need not be given to any person entitled thereto who waives such notice in writing, either before or after the meeting.

                                   ARTICLE VI
                             COMMITTEES OF DIRECTORS

      SECTION 1. COMMITTEES. The Board of Directors may from time to time appoint committees, whose membership shall consist of such members of the Board of Directors as it may deem advisable, to serve at the pleasure of the Board. Such committee shall have the authority delegated to them by the Board of Directors. The Board of Directors may also appoint directors to serve as alternates for members of each committee in the absence or disability of regular members. The Board of Directors may fill any vacancies in any committee as they occur.

      SECTION 2. EXECUTIVE COMMITTEE. The Executive Committee, if there is one, shall have and may exercise the full powers and authority of the Board of Directors in the management of the business affairs and property of the corporation during the intervals between meetings of the Board of Directors. The Executive Committee shall also have the power and authority to declare distributions and dividends and to authorize the issuance of stock.

      SECTION 3. MEETINGS. Each committee provided for above shall meet as often as its business may require and may fix a day and time for regular meetings, notice of which shall not he required. Whenever the day fixed for a meeting shall fall on a holiday, the meeting shall be held on the following business day or on such other day as the chairman of the committee may determine. Special meetings of committees may be called by any member, and notice thereof may be given to the members by telephone, telegram, letter or facsimile transmission. A majority of the members of a committee shall constitute a quorum for the transaction of the business of the committee. A record of the proceedings of each committee shall be kept and presented to the Board of Directors.

      SECTION 4. SUBSTITUTES. In the absence or disqualification of a member of a committee, the members thereof present at a meeting and not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another member of the Board to act at the meeting in place of such absent or disqualified member.

                                   ARTICLE VII
                                    OFFICERS

      SECTION 1. APPOINTMENT OF OFFICERS. The Board of Directors at its first meeting after the annual meeting of shareholders, or as soon as practicable after the election of directors in each year, shall appoint from its

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

number a Chairman of the Board and a President. The Board of Directors shall also appoint a Secretary and a Treasurer, all of whom shall be officers of the corporation. The Board of Directors may also appoint and expressly designate such other individuals as it may deem proper to be officers of the corporation, with such titles as the Board of Directors may deem appropriate. If the offices of Chairman of the Board and President are held by a single person, that officer shall be the Chief Executive Officer of the corporation; if not, the Board of Directors shall designate either the Chairman of the Board or the President to be the Chief Executive Officer of the corporation. The dismissal of an officer, the appointment of an officer to fill the office of one who has been dismissed or has ceased for any reason to be an officer, the appointment of any additional officers and the change of an officer to a different or additional office may be made by the Board of Directors at any later meeting. Any two or more offices may be filled by the same person.

      SECTION 2. AUTHORITY OF OFFICERS. The Chief Executive Officer, the President (if not also the Chief Executive Officer), the Secretary, the Treasurer, and such other persons as the Board of Directors shall have appointed and expressly designated as officers shall be the only officers of the corporation. Only the officers of the corporation shall have discretionary authority to determine the fundamental policies of the corporation.

      SECTION 3. TERM OF SERVICE. Each officer shall serve at the pleasure of the Board. The Board of Directors may remove any officer from his or her office for cause or without cause. Any officer may resign his or her office or position at any time, such resignation to take effect upon receipt of written notice thereof by the corporation unless otherwise specified in the resignation.

      SECTION 4. CHAIRMAN OF THE BOARD. The Chairman of the Board shall preside at all meetings of the shareholders and all meetings of the Board of Directors unless the Chairman shall designate another individual as the presiding officer.

      SECTION 5. PRESIDENT. The President shall, subject to the direction of the Board of Directors, see that all orders and resolutions of the Board are carried into effect, and shall perform all other duties necessary or appropriate to his or her office, subject, however, to his or her right and the right of the directors to delegate any specific powers to any other officer or officers of the corporation. In case of the absence or inability to act of the Chairman of the Board, the President shall exercise all of the duties and responsibilities of the Chairman until the Board shall otherwise direct.

      SECTION 6. CHIEF EXECUTIVE OFFICER. The Chief Executive Officer, in addition to his or her duties as Chairman of the Board or President, as the case may be, shall have final authority, subject to the control of the Board of Directors, over the general policy and business of the corporation. The Chief Executive Officer shall have the power, subject to the control of the Board of Directors, to appoint, suspend or discharge and to prescribe the duties and to fix the compensation of such agents and employees of the corporation, other than the officers appointed by the Board, as he or she may deem necessary.

      SECTION 7. VICE CHAIRMEN OF THE BOARD. Each Vice-Chairman of the Board shall have such powers and perform such duties as may be assigned to him or her from time to time by the Board of Directors. In case of the absence or inability to act of the Chairman of the Board and the President, the duties of his or her office shall, unless otherwise specified by these bylaws, be performed by the Vice-Chairmen of the Board in the order of their seniority or such other priority as may be established by the Board, unless and until the Board shall otherwise direct, and, when so acting, the duly authorized Vice-Chairman of the Board shall have all the powers of, and shall be subject to the restrictions upon, the Chairman of the Board.

      SECTION 8. VICE PRESIDENTS. Each Executive Vice President, Senior Vice President, Vice President, Assistant Vice President and such other vice presidents as may be designated by the Board of Directors shall have such powers and perform such duties as may be assigned to him or her from time to time by the Board of Directors or the Chief Executive Officer. In case of the absence or inability to act of the President, the duties of the President shall, unless otherwise specified by these Bylaws, be performed by the Executive Vice Presidents, the Senior Vice Presidents, the Vice Presidents, the Assistant Vice Presidents and then such other vice presidents as may be designated by the Board in the order of their seniority or such other priority as may be established by the Board, unless and until the Board shall otherwise direct, and, when so acting, the duly authorized Executive Vice President, Senior Vice President, Vice President or Assistant Vice President shall have all the powers of, and shall be subject

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

to the restrictions upon, the President. Executive Vice Presidents, Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents have the authority to sign or execute contracts and other documents which shall be binding on the corporation and to fulfill the terms thereof, but such Executive Vice Presidents, Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents shall not have the discretionary policymaking authority conferred upon the officers by these bylaws unless expressly designated as an officer by the Board of Directors.

      SECTION 9. SECRETARY. The Secretary shall tend all sessions of the Board of Directors and all meetings of the shareholders and shall record all votes and the minutes of all proceedings in a book to be kept for that purpose. The Secretary shall perform like duties for committees when required. He or she shall give, or cause to be given, notice of all meetings of the shareholders and meetings of the Board of Directors as required by these bylaws. He or she shall keep in safe custody the seal of the corporation and shall see that it is affixed to all documents the execution of which, on behalf of the corporation under its seal, is necessary or appropriate, and when so affixed may attest the same. He or she shall perform such other duties as may be prescribed by the Board of Directors.

      SECTION 10. TREASURER. The Treasurer shall have custody of the corporate funds and securities, except as otherwise provided by the Board, shall cause to be kept full and accurate accounts of receipts and disbursements in books belonging to the corporation, and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors. He or she shall disburse the funds of the corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the directors, at the regular meetings of the Board or whenever they may require it, an account of all his or her transactions as Treasurer and of the financial condition of the corporation.

      SECTION 11. ABSENCE. In the case of the absence or inability to act of any officer or for any other reason that the Board may deem sufficient, the Board of Directors or the Chief Executive Officer may delegate for the time being the powers or duties of such officer to any other director or officer.

                                  ARTICLE VIII
                                 INDEMNIFICATION

      SECTION 1. INDEMNIFICATION OTHER THAN IN ACTIONS BY OR IN THE RIGHT OF THE CORPORATION. Any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he or she is or was a director or officer of the corporation, or, while serving as such a director or officer, is or was serving at the request of the corporation as a director, officer, partner, trustee, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise, whether for profit or not, shall be indemnified by the corporation against expenses (including attorneys fees), judgments, penalties, fees and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit or proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation or its shareholders, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of non contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation or its shareholders, or with respect to any criminal action or proceeding, that he or she had reasonable cause to believe that his or her conduct was unlawful. Persons who are not directors or officers of the corporation may be similarly indemnified in respect of such service to the extent authorized at any time by the Board of Directors, except as otherwise provided by statute or the Articles of Incorporation.

      SECTION 2. INDEMNIFICATION IN ACTIONS BY OR IN THE RIGHT OF THE CORPORATION. Any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director or officer of the corporation, or, while serving as such a director or officer, is or was serving at the request of the corporation as a director, officer, partner, trustee, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise, whether for profit or not, shall be indemnified by the corporation against expenses (including attorneys fees) and amounts paid in settlement actually and reasonably incurred by him or her in connection with the action or suit if he or she acted in good faith and in a manner he or she reasonably

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

believed to be in or not opposed to the best interests of the corporation or its shareholders. Indemnification shall not be made for any claim, issue or matter in which such person has been found liable to the corporation except to the extent authorized in Section 6 of this Article. Persons who are not directors or officers of the corporation may be similarly indemnified in respect of such service to the extent authorized at any time by the Board of Directors, except as otherwise provided by statute or the Articles of Incorporation.

      SECTION 3. EXPENSES. To the extent that a director or officer, or other person whose indemnification is authorized by the Board of Directors, has been successful on the merits or otherwise, including the dismissal of an action without prejudice, in the defense of any action, suit or proceeding referred to in Section 1 or 2 of this Article, or in the defense of any claim, issue or matter therein, he or she shall be indemnified against expenses (including attorneys fees) actually and reasonably incurred by him or her in connection therewith and any action, suit or proceeding brought to enforce the mandatory indemnification provided in this Section.

      SECTION 4. AUTHORIZATION OF INDEMNIFICATION. Any indemnification under
Section 1 or 2 of this Article (unless ordered by a court) shall be made by the corporation only as authorized in the specific case upon a determination that indemnification is proper in the circumstances because the person has met the applicable standard of conduct set forth in this Article and upon an evaluation of the reasonableness of expenses and amounts paid in settlement. Such determination shall be made (a) by the Board of Directors by a majority vote of a quorum consisting of directors who are not parties or threatened to be made parties to such action, suit or proceeding, or if such a quorum cannot be obtained, by a majority vote of a committee duly designated by the Board consisting solely of two or more directors not at the time parties or threatened to be made parties to such action, suit or proceeding; (b) by independent legal counsel (who may be the regular counsel of the corporation) in a written opinion, which counsel shall be selected as provided in (a) above, provided that if a committee cannot be designated as provided in (a) above, then the Board shall select such independent counsel; (c) by all Independent Directors (as that term is defined in the Michigan Business Corporation Act) who are not parties or threatened to be made parties to such action, suit or proceeding; or (d) by the shareholders, but shares held by directors, officers, employees or agents who are parties or threatened to be made parties to such action, suit or proceeding may not be voted. In designating a committee under (a) above, or in the selection of independent legal counsel in the event a committee cannot be designated pursuant to (b) above, all directors may participate. The corporation may indemnify a person for a portion of expenses (including reasonable attorneys fees), judgments, penalties, fees and amounts paid in settlement for which the person is entitled to indemnification under Section 1 or 2 of this Article, even though the person is not entitled to indemnification for the total amount of such expenses, judgments, penalties, fees and amounts paid in settlement.

      SECTION 5. ADVANCING OF EXPENSES. Expenses incurred by any person who is or was serving as a director or officer of the corporation or a subsidiary in defending a civil or criminal action, suit or proceeding described in Section 1 or 2 of this Article shall be paid by the corporation in advance of the final disposition of such action, suit or proceeding if (a) the person furnishes the corporation a written affirmation of his or her good faith belief that he or she has met the applicable standard of conduct set forth in Section 1 or 2 of this Article; (b) the person furnishes the corporation a written undertaking, executed personally or on his or her behalf, to repay the advance if it is ultimately determined that he or she did not meet the applicable standard of conduct; and (c) a determination is made that the facts then known to those making the determination would not preclude indemnification under the Michigan Business Corporation Act. Persons who are or were not serving as a director or officer of the corporation or a subsidiary may receive similar advances of expenses to the extent authorized at any time by the Board of Directors, except as otherwise provided by statute or the Articles of Incorporation. Determinations under this Section shall be made in the manner specified in
Section 4 of this Article. Notwithstanding the foregoing, in no event shall any advance be made in instances where the Board or independent legal counsel reasonably determines that such person deliberately breached his or her duty to the corporation or its shareholders.

      SECTION 6. RIGHT TO INDEMNIFICATION UPON APPLICATION; PROCEDURE UPON APPLICATION. A director, officer or other person who is a party or threatened to be made a party to an action, suit or proceeding may apply for indemnification to the court conducting the proceeding or to another court of competent jurisdiction. On receipt of an application, the court may order indemnification if it determines that the person is fairly and reasonably entitled to indemnification in view of all the relevant circumstances, whether or not he or she met the applicable standard of conduct set forth in Section 1 or 2 of this Article or was adjudged liable as described in Section 2 of this Article,

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

provided, however, that if he or she was adjudged liable, his or her indemnification shall be limited to reasonable expenses incurred.

      SECTION 7. INDEMNIFICATION UNDER BYLAWS NOT EXCLUSIVE. The indemnification or advancement of expenses provided by this Article shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under the Articles of Incorporation, any bylaw, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent, and shall inure to the benefit of the heirs, executors and administrators of such a person. The total amount of expenses advanced or indemnified from all sources shall not exceed the amount of actual expenses incurred by the person seeking indemnification or advancement of expenses. All rights to indemnification under this Article shall be deemed to be provided by a contract between the corporation and the director, officer, employee or agent who serves in such capacity at any time while these bylaws and other relevant provisions of the general corporation law and other applicable law, if any, are in effect. Any repeal or modification thereof shall not affect any rights or obligations then existing.

      SECTION 8. INSURANCE. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the corporation would have the power to indemnify him or her against such liability under the provisions of this Article.

      SECTION 9. MERGERS. For the purposes of this Article, references to the "corporation" include all constituent corporations absorbed in a consolidation or merger, as well as the resulting or surviving corporation, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, partner, trustee, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise, whether for profit or not, shall stand in the same position under the provisions of this Article with respect to the resulting or surviving corporation as if he or she had served the resulting or surviving corporation in the same capacity.

      SECTION 10. SAVINGS CLAUSE. If this Article or any portion thereof shall be invalidated on any ground by any court of competent jurisdiction, then the corporation shall nevertheless indemnify each director, officer or other person whose indemnification is authorized by the board of directors as to expenses (including attorneys fees), judgments, fees and amounts paid in settlement with respect to any action, suit or proceeding, whether civil, criminal, administrative or investigative, including a grand jury proceeding and an action by the corporation, to the full extent permitted by any applicable portion of this Article that shall not have been invalidated or by any other applicable law.

                                   ARTICLE IX
                                  SUBSIDIARIES

      SECTION 1. SUBSIDIARIES. The Board of Directors or any officer designated by the Board of Directors may vote the shares of stock owned by the corporation in any subsidiary, whether wholly or partly owned by the corporation, in such manner as the Board of Directors or such officer deems in the best interests of the corporation, including, without limitation, for the election of directors of any subsidiary corporation, or for any amendments to the charter or bylaws of any such subsidiary corporation, or for the liquidation, merger or sale of assets of any such subsidiary corporation. The Board of Directors or any officer designated by the Board of Directors may cause to be elected to the Board of Directors of any such subsidiary corporation such persons as they shall designate, any of whom may, but need not be, directors, executive officers, or other employees or agents of the corporation.

      SECTION 2. SUBSIDIARY OFFICERS NOT EXECUTIVE OFFICERS. The officers of any subsidiary corporation shall not, by virtue of holding such title and position, be deemed to be executive officers of the corporation, nor shall any such officer of a subsidiary corporation, unless he or she is also a director or executive officer of the corporation, be entitled to have access to any files, records or other information relating or pertaining to the corporation, its business and finances, or to attend or receive the minutes of any meetings of the Board of Directors

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

or any committee of the corporation, except as and to the extent expressly authorized and permitted by the Board of Directors.

                                    ARTICLE X
                              CERTIFICATES OF STOCK

      SECTION 1. FORM. Every holder of stock in the corporation shall be entitled to have a certificate, signed by, or in the name of the corporation by, the Chairman of the Board, a Vice Chairman of the Board, the President, an Executive Vice President, a Senior Vice President, or a Vice President and the Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secretary of the corporation, certifying the number of shares owned by him or her in the corporation. The certificate may but need not be, sealed with the seal of the corporation, or a facsimile thereof.

      SECTION 2. FACSIMILE SIGNATURES. Where a certificate is signed (a) by a transfer agent or an assistant transfer agent, or (b) by a transfer clerk acting on behalf of the corporation and a registrar, the signatures of the Chairman of the Board, Vice Chairman of the Board, President, Executive Vice President, Senior Vice President, Vice President, Treasurer, Assistant Treasurer, Secretary or Assistant Secretary may be facsimiles. In case any officer(s) who has signed, or whose facsimile signature(s) has been used on, any certificate shall cease to be such officer(s) before such certificate has been delivered by the corporation, such certificate may nevertheless be issued and delivered as though the person(s) who signed such certificate or whose facsimile signature(s) appears thereon continued to be such officer(s).

      SECTION 3. LOST CERTIFICATES. The officers may direct a new certificate to be issued in place of any certificate theretofore issued by the corporation alleged to have been lost, stolen or destroyed upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the officers may, in their discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate, or his or her legal representative, to advertise the same in such manner as it shall require and/or to give the corporation a bond in such sum as they may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

      SECTION 4. REGISTERED OWNER. The corporation shall be entitled to recognize the exclusive rights of a person registered on its books as the owner of shares to receive dividends and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares; the corporation shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Michigan.

                                   ARTICLE XI
                               GENERAL PROVISIONS

      SECTION 1. CHECKS. Any signature on any check, demand or note may be signed by the facsimile signature of any person authorized by the Board of Directors to sign under this Section 1 of Article XI. If any officer who has signed or whose facsimile signature has been used shall cease to be such officer, such document may nevertheless be signed by means of such facsimile signature and delivered as though the person who signed such document or whose facsimile signature has been used thereon had not ceased to be such officer.

      SECTION 2. FISCAL YEAR. The fiscal year of the corporation shall be the calendar year unless a different fiscal year is fixed by resolution of the Board of Directors.

      SECTION 3. SEAL. The corporate seal shall have inscribed thereon the name of the corporation and the words "Corporate Seal Michigan." The seal may be used by causing it or a facsimile thereof to be impressed, affixed, reproduced or otherwise.

      SECTION 4. VOTING SECURITIES. The Chief Executive Officer, the President, or any officer designated by the Board of Directors shall have full power and authority on behalf of the corporation to attend and to act and to vote, or to execute in the name or on behalf of the corporation a proxy authorizing an agent or attorney-in-fact for

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

the corporation to attend and to act and to vote, at any meetings of security holders of corporations in which the corporation may hold securities, and at such meetings he or she and his or her duly authorized agent or attorney-in-fact shall possess and may exercise any and all rights and powers incident to the ownership of such securities and which, as the owner thereof, the corporation might have possessed and exercised if present.

      SECTION 5. DIVIDENDS. Dividends upon the capital stock of the corporation, subject to the provisions of the Articles of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting pursuant to law. Dividends may be paid in cash, in property, or in shares of capital stock, subject to the provisions of the Articles of Incorporation.

      SECTION 6. RESERVES. Before payment of any dividends, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interests of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

                                   ARTICLE XII
                                   AMENDMENTS

      These bylaws may be amended, altered, changed, added to or repealed by the shareholders at any regular or special meeting of the shareholders if notice of such action be contained in the notice of such meeting, or by the Board of Directors at any regular or special meeting of the Board of Directors.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                   EXHIBIT 11
                        COMPUTATION OF PER SHARE EARNINGS

                                    Three Months Ended                   Six Months Ended
                                          June 30,                          June 30,
                                    2004             2003             2004             2003
                                 ----------       ----------       ----------       ----------
                                              (in thousands, except per share data)
BASIC

Net Income                       $      106       $      527       $      654       $    1,001
/ Weighted Average Shares             2,828            2,788            2,825            2,777
                                 ----------       ----------       ----------       ----------

Basic Earnings Per Share         $     0.04       $     0.19       $     0.23       $     0.36
                                 ==========       ==========       ==========       ==========

DILUTED

Net Income                       $      106       $      527       $      654       $    1,001
/ Weighted Average Shares             2,898            2,833            2,894            2,822
                                 ----------       ----------       ----------       ----------
Diluted Earnings Per Share       $     0.04       $     0.19       $     0.23       $     0.35
                                 ==========       ==========       ==========       ==========

Notes:

 - Weighted average shares outstanding have been adjusted to reflect the 5% stock dividend in June of 2004.

                              10-QSB EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION

EX-31.1         Certification of Chief Executive Officer pursuant of Section 302

EX-31.2         Certification of Chief Financial Officer pursuant of Section 302

EX-32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002