Form 10QSB
period 2004-09-30
COMMUNITY CENTRAL BANK CORP
filed 2004-11-12
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 2004

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

                                 (586)783-4500
                          ---------------------------
                          (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                               Outstanding at November 12, 2004
-----------------------------                --------------------------------
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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                   September 30,  December 31,
                                                       2004           2003
                                                    (Unaudited)     (Audited)
                                                    -----------    -----------
                                                          (In thousands)
Assets
Cash and due from banks                             $     5,868    $     5,127
Federal funds sold                                        8,800          1,100
                                                    -----------    -----------
   Cash and Cash Equivalents                             14,668          6,227
                                                    -----------    -----------

Securities available for sale, at fair value             54,627         57,135
Securities held to maturity, at amortized cost            1,182            895
FHLB stock                                                3,212          3,103
Residential mortgage loans held for sale                  4,768          7,241

Loans

   Residential mortgage loans                            76,599         71,263
   Commercial loans                                     204,714        189,099
   Installment loans                                     14,310         10,466
                                                    -----------    -----------
   Total Loans                                          295,623        270,828
Allowance for credit losses                              (3,376)        (3,573)
                                                    -----------    -----------
   Net Loans                                            292,247        267,255
                                                    -----------    -----------

Net property and equipment                                5,470          3,977
Accrued interest receivable                               1,515          1,305
Other real estate owned                                     681            363
Goodwill                                                    743            743
Core deposit intangible, net of amortization                157            248
Cash surrender value of Bank owned life insurance         7,472          7,222
Other assets                                              2,824          2,162
                                                    -----------    -----------
   Total Assets                                     $   389,566    $   357,876
                                                    ===========    ===========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED BALANCE SHEETS

                                                          September 30,         December 31,
                                                               2004                2003
                                                           (Unaudited)           (Audited)
                                                           -----------          -----------
                                                           (In thousands, except share data)
Liabilities
Deposits
   Noninterest bearing demand deposits                     $    34,588          $    33,814
   NOW and money market accounts                                40,928               41,484
   Savings deposits                                             19,029                6,389
   Time deposits                                               178,959              173,669
                                                           -----------          -----------
   Total deposits                                              273,504              255,356
                                                           -----------          -----------

Repurchase agreements                                           24,955               12,836
Federal Home Loan Bank advances                                 54,374               54,374
Accrued interest payable                                           661                  511
Other liabilities                                                  526                  752
ESOP note payable                                                  217                  271
Subordinated debentures                                         10,310               10,000
                                                           -----------          -----------
   Total Liabilities                                           364,547              334,100
                                                           -----------          -----------
Stockholders' Equity
   Common stock -- $5 stated value; 9,000,000 shares
     authorized; 2,862,182 shares issued and
     outstanding at 9-30-2004 and 2,721,875 at
     12-31-2003                                                 14,311               13,609
   Additional paid-in capital                                    6,408                5,308
   Retained earnings                                             4,497                5,225
   Unearned employee benefit                                      (217)                (271)
   Accumulated other comprehensive income                           20                  (95)
                                                           -----------          -----------
   Total Stockholders' Equity                                   25,019               23,776
                                                           -----------          -----------
Total Liabilities and Stockholders' Equity                 $   389,566          $   357,876
                                                           ===========          ===========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                  September 30,
                                                2004           2003           2004          2003
                                             ----------     ----------     ----------     ----------
                                                      (In thousands, except per share data)
Interest Income
   Loans (including fees)                    $    4,409     $    3,611     $   12,917     $   10,425
   Securities                                       537            327          1,555          1,353
   Federal funds sold                                45             22             86             68
                                             ----------     ----------     ----------     ----------
   Total Interest Income                          4,991          3,960         14,558         11,846
                                             ----------     ----------     ----------     ----------
Interest Expense
   Deposits                                       1,364          1,050          4,034          3,380
   Short term borrowings                             27             24             72             77
   Advances from FHLB                               471            480          1,363          1,389
   ESOP loan interest expense                         3              3              8             10
   Subordinated debentures                          140            124            396            381
                                             ----------     ----------     ----------     ----------
   Total Interest Expense                         2,005          1,681          5,873          5,237
                                             ----------     ----------     ----------     ----------
   Net Interest Income                            2,986          2,279          8,685          6,609
Provision for credit losses                         250             50          1,850            125
                                             ----------     ----------     ----------     ----------
   Net Interest Income after Provision            2,736          2,229          6,835          6,484
                                             ----------     ----------     ----------     ----------
Noninterest Income
   Deposit service charges                           79             56            217            163
   Net realized security gain                        52             11            172            418
   Mortgage banking income                        1,314          2,071          4,044          5,679
   Other income                                     352            133            692            249
                                             ----------     ----------     ----------     ----------
   Total Noninterest Income                       1,797          2,271          5,125          6,509
                                             ----------     ----------     ----------     ----------
Noninterest Expense
   Salaries, benefits, and payroll taxes          2,096          2,507          5,907          7,049
   Premises and fixed asset expense                 397            292          1,135            882
   Other operating expense                          932            912          3,006          2,841
                                             ----------     ----------     ----------     ----------
Total Noninterest Expense                         3,425          3,711         10,048         10,772
                                             ----------     ----------     ----------     ----------
   Income Before Taxes                            1,108            789          1,912          2,221
Provision for income taxes                          312            222            462            653
                                             ----------     ----------     ----------     ----------
   Net Income                                $      796     $      567     $    1,450     $    1,568
                                             ==========     ==========     ==========     ==========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Per share data:
   Basic earnings       $ 0.28     $ 0.20     $ 0.51     $ 0.56
   Diluted earnings     $ 0.27     $ 0.20     $ 0.50     $ 0.55
                        ======     ======     ======     ======
   Cash Dividends       $ 0.05     $ 0.05     $ 0.15     $ 0.15
                        ======     ======     ======     ======

Notes

      - Weighted average shares outstanding have been adjusted to reflect the 5% stock dividend in June of 2004.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                 Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                                 2004         2003          2004         2003
                                               --------     --------      --------     --------
                                                               (In thousands)
Net Income as Reported                         $    796     $    567      $  1,450     $  1,568
Other Comprehensive Income, Net of Tax
   Change in unrealized gain on securities
     available for sale                             715         (455)          115         (505)
                                               --------     --------      --------     --------
Comprehensive Income                           $  1,511     $    112      $  1,565     $  1,063
                                               ========     ========      ========     ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                            Nine Months Ended September 30,
                                                                                  2004          2003
                                                                                ---------     ---------
                                                                                      (In thousands)
Operating Activities
   Net income                                                                   $   1,450     $   1,568
   Adjustments to reconcile net income to net cash flow
     from operating activities:
    Net amortization of security premium                                              314           666
    Net gain on sales and call of securities                                         (172)         (418)
    Provision for credit losses                                                     1,850           125
    Depreciation expense                                                              351           289
    Deferred income tax benefit                                                      (188)         (177)
    ESOP compensation expense                                                          54            38
    Increase in accrued interest receivable                                          (210)          (48)
    Increase in other assets                                                         (699)       (6,754)
    Increase (decrease) increase in accrued interest payable                          150           (90)
    (Increase) decrease in other liabilities                                         (227)          377
    Increase in loans held for sale                                                 2,211         3,993
                                                                                ---------     ---------
   Net Cash Provided by Operating Activities                                        4,884          (431)

Investing Activities
   Maturities, calls, sales and prepayments of securities available for sale       62,347        81,791
   Purchase of securities available for sale                                      (59,806)      (78,625)
   Maturities, calls, and prepayments of investment securities
     held to maturity                                                                  86           349
   Purchases of investment securities held to maturity                               (484)         (795)
   Increase in loans                                                              (26,580)      (39,362)
   Purchases of property and equipment                                             (1,844)       (1,920)
                                                                                ---------     ---------
   Net Cash Used in Investing Activities                                          (26,281)      (38,562)

Financing Activities
   Net increase in demand and savings deposits                                     12,858         8,535
   Net increase in time deposits                                                    5,290        28,755
   Net increase in short term borrowings                                           12,119        14,100
   Increase in FHLB advances                                                           --         8,000
   Repayment of capitalized lease obligation                                           --          (951)
   Payment of ESOP debt                                                               (54)          (38)
   Stock option exercise/award                                                         52           600
   Cash dividends paid                                                               (427)         (406)
   Repurchase of common stock                                                          --          (196)
                                                                                ---------     ---------
   Net Cash Provided by Financing Activities                                       29,838        58,399
                                                                                ---------     ---------
Increase in Cash and Cash Equivalents                                               8,441        19,406
Cash and Cash Equivalents at the Beginning of the Year                              6,227         9,405
                                                                                ---------     ---------
Cash and Cash Equivalents at the End of the Period                              $  14,668     $  28,811
                                                                                =========     =========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                                $   5,873     $   5,327
   Federal Taxes Paid                                                           $     462     $     776
                                                                                =========     =========

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

      The Corporation's Consolidated Balance Sheets are presented as of September 30, 2004 and December 31, 2003, and Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2004 and 2003, and Consolidated Statements of Cash Flow for the nine months ended September 30, 2004 and 2003. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

4. The Corporation did not issue stock options during the nine months ended September 30, 2004. The Corporation issued 7,000 option shares during the nine months ended September 30, 2003. If the Corporation had used the fair value method of accounting, using the Black Scholes option pricing model and recognizing compensation cost for the plan based on the fair market value of the grant date, net income and earnings per share on a pro forma basis would have been as follows:

                                                       Three Months Ended          Nine Months Ended
                                                          September 30,              September 30,
                                                      2004          2003          2004          2003
                                                    ---------     ---------     ---------     ---------
                                                          (in thousands, except per share data)
Net income, as reported                             $     796     $     567     $   1,450     $   1,568
Deduct:  Total stock-based employee and director
   compensation expense under fair value based
   methods of awards, net of related tax effects          (20)          (27)          (60)          (82)
                                                    ---------     ---------     ---------     ---------
Pro forma net income                                $     776     $     540     $   1,390     $   1,486
                                                    =========     =========     =========     =========
Earnings per share

   Basic - as reported                              $    0.28     $    0.20     $    0.51     $    0.56
   Basic - pro forma                                $    0.27     $    0.19     $    0.49     $    0.53

   Diluted - as reported                            $    0.27     $    0.20     $    0.50     $    0.55
   Diluted - pro forma                              $    0.27     $    0.19     $    0.48     $    0.52

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions. The assumptions listed below were used in 2004 and 2003, with no practical changes during each respective period.

                                             Three Months Ended            Nine Months Ended
                                                September 30,                 September 30,
                                            2004            2003           2004          2003
                                           -------        -------        -------        -------
Dividend yield or expected dividends          1.63%          1.92%          1.58%          1.92%
Risk free interest rate                       4.00%          4.30%          4.00%          4.30%
Expected life                                 7-10 yrs.      7-10 yrs.      7-10 yrs.      7-10 yrs.
Expected volatility                           9.60%          9.60%          9.60%          9.60%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at September 30, 2004 and December 31, 2003 and the results of operations for the three and nine months ended September 30, 2004 and 2003. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

EXECUTIVE SUMMARY

Community Central Bank Corporation is the holding company for Community Central Bank in Mount Clemens, Michigan. The Corporation opened for business in October 1996 and serves businesses and consumers across Macomb, Oakland and St. Clair counties with a full range of lending, deposit, and Internet banking services. The Bank operates two full service facilities, one in Mount Clemens and the other in Rochester Hills, Michigan. Community Central Mortgage Company, LLC a subsidiary of the Corporation and Bank, operates locations in Mount Clemens, Warren, Dearborn, Livonia, and Anchorville. The Corporation's common shares trade on the Nasdaq National Market under the symbol "CCBD."

The results of operations depend largely on net interest income. Net interest income is the difference in interest income the Corporation earns on interest-earning assets, which comprise primarily commercial business and commercial real estate loans and the interest the Corporation pays on our interest-bearing liabilities, which are primarily certificates of deposit, money market and demand deposits. Management strives to match the repricing characteristics of the earning assets and paying liabilities to protect net interest income from changes in market interest rates and changes in the shape of the market yield curve. Management expects, based on current balance sheet structure and modeling forecasts, that net interest margin will increase slightly from the expected increase in the overnight federal funds interest rate controlled by the Federal Open Market Committee of the Federal Reserve Bank.

The results of our operations may also be affected by the local and general economic conditions. The largest geographic segment of customer base for the Bank is in Macomb County, Michigan. The economic base of the county continues to diversify from the automotive service sector. This trend should lessen the impact on the County to future economic downturns in the automotive sector of the economy. Macomb County's proximity to major highways and affordable housing has continued to spur economic growth in the area. Macomb County's outstanding debt has a current credit rating of AAA from Moody's Investor Service as of April 2004. Changes in the local economy may affect the demand for commercial loans and related small to medium business related products. This could have a significant impact on how the Corporation deploys earning assets. The competitive environment between other financial institutions and the Bank in Macomb, Oakland, and St. Clair counties of Michigan may

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

affect the pricing levels of various deposit products. The impact of competitive rates on deposit products may increase the relative cost of funds for the Corporation and thus negatively impact net interest income.

During the first nine months of 2004, the Corporation continued to grow its balance sheet consistent with a traditional commercial banking model. The Corporation expanded its branching base and assets and deposits through the acquisition of the Rochester Hills, Michigan location of a full service branch, through the purchase and assumption of North Oakland Community Bank in October 2003. The Corporation expects to continue growth through internal expansion primarily through commercial banking practices. The primary funding base of growth is expected to be customer deposits, although wholesale-based funding sources are and will continue to be used to supplement growth should increases in loans and investments outpace deposit generation. Additionally, should the cost of retail funding exceed wholesale alternatives, whole funding sources will be considered.

Community Central Mortgage Company, LLC ("the Mortgage Company") which is a wholly owned mortgage-banking subsidiary of the Bank and the Corporation has also felt the affect of the nationwide slowdown in residential mortgage volumes. The mortgage company has scaled back both variable and fixed costs to match the reduced revenue because of this origination slowdown. The mortgage company continues to contribute to the overall profitability of the Corporation, although it is performing at relatively lower contribution levels in 2004 compared to when the refinancing volumes were high in 2003.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

The Corporation's total assets increased $31.7 million, to $389.6 million at September 30, 2004 from $357.9 million at December 31, 2003 primarily as a result of an increase in the loan portfolio. Total loans, excluding loans held for sale, increased $24.8 million, or 9.2%, to $295.6 million at September 30, 2004 from December 31, 2003.

Commercial real estate loans, the largest segment of the Corporation's loan portfolio, increased $13.7 million, or 9.1% from December 31, 2003 to September 30, 2004. The Corporation continues to focus on commercial lending activities centered on real estate collateral as the largest segment of lending operations.

The residential real estate portfolio, excluding home equity lines of credit ("HELOC"), increased $791,000, or 1.3%, which included the sale of $10.2 million of residential adjustable rate mortgage loans during the third quarter of 2004. The total growth in the residential real estate portfolio without the sale would have been 18.4% during the same time period. Our HELOC portfolio increased $4.5 million, or 40.5% from December 31, 2004 to September 30, 2004. The mortgage subsidiary of the Corporation continues to supplement the growth of this portfolio product. The growth in HELOC portfolio was attributable to loans generated from the Mortgage Company based on incentive programs connected with first mortgage production. The HELOC loans float with prime rate, are fully secured by real estate and are generally originated with loan to values of up to 95% of the appraised value of the real estate.

At September 30, 2004, our commercial and industrial loans totaled $41.3 million, an increase of $2.0 million, or 5.0% from December 31, 2003. The largest collateral segment of the commercial and industrial loan portfolio at September 30, 2004, represented loans secured by accounts receivable and to a lesser extent bonded contract receivables totaling approximately $28.0 million. In most cases, the loans also have additional collateral in the form of real estate, machinery and equipment and or personal guarantees.

Installment loans increased $3.8 million, or 39.1%, primarily through the direct boat loans to consumers. The Corporation's general geographic proximity to Lake St. Clair and the lending experience in this area makes boat lending an advantageous lending niche.

Mortgage loans held for sale totaled $4.7 million at September 30, 2004 compared to $7.2 million at December 31, 2003. The mortgage loans were originated by the Bank's mortgage subsidiary, which started operations July 9, 2001. Loans closed generally remain in loans held for sale for less than 30 days in duration. Loans are normally committed for sale before funding takes place.

The total security portfolio at September 30, 2004 was $55.8 million, which was comprised of $54.6 million in available for sale securities and $1.2 million in held to maturity securities. The security portfolio consisted of government agency and bank qualified tax-exempt municipal securities. The total security portfolio decreased $2.2 million from December 31, 2003. The net change occurred because of maturities, security calls, and sales from restructuring programs. During the first nine months ended September 30, 2004, the tax-exempt municipal securities increased $2.0 million and the mortgage backed securities decreased $3.6 million. Federal Agency debentures, which are primarily pledged against repurchase agreements decreased $4.2 million. The remaining decrease in the portfolio was from paydown and sales of collateralized mortgage obligations. At September 30, 2004, the available for sale portfolio had net unrealized gains of $30,000, compared to a $144,000 unrealized loss at December 31, 2003. The increase was due to changes in market interest rates and relative duration compared to those at December 31, 2003. On the balance sheet, securities are classified as held to maturity, when the Corporation has the ability and intent to hold to maturity. Held to maturity securities are recorded at cost, adjusted for amortization of premium or accretion of discount. Securities available for sale are shown on the balance sheet at estimated fair market value.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Accordingly, a downturn in the automotive industry could adversely affect a borrower's ability to repay its loan. Additionally, the Corporation had approximately $59.0 million in outstanding loans at September 30, 2004, to borrowers in the real estate rental and property management industries, representing approximately 36.1% of the total commercial real estate loan portfolio.

The major components of the loan portfolio for loans held for sale and loans in the portfolio are as follows:

                                 September 30,    Percentage     December 31,     Percentage        Net         Net
                                     2004       of total loans       2003       of total loans     Change     Change %
                                 -------------  --------------   ------------   --------------    --------    --------
                                                              (in thousands, except percentages)
Loans held for sale:
   Residential real estate         $  4,768           100.0%       $  7,241           100.0%     ($  2,473)      (34.2%)
                                   ========        ========        ========        ========       ========    ========
Loans held in the portfolio:
   Commercial real estate          $163,425            55.3%       $149,769            55.3%      $ 13,656         9.1%
   Commercial and industrial         41,289            14.0          39,330            14.5          1,959         5.0
   Residential real estate           60,837            20.6          60,046            22.2            791         1.3
   Home equity lines                 15,762             5.3          11,217             4.1          4,545        40.5
   Consumer loans                    13,692             4.6           9,844             3.7          3,848        39.1
   Credit cards                         618             0.2             622             0.2             (4)       (0.6)
                                   --------        --------        --------        --------       --------    --------
                                   $295,623           100.0%       $270,828           100.0%      $ 24,795         9.2%
                                   ========        ========        ========        ========       ========    ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

A summary of nonperforming assets is as follows:

                                                       September 30,   December 31,
                                                           2004           2003
                                                       -------------   ------------
                                                             (In thousands)
Impaired loans:
Nonaccrual
   Commercial and industrial loans                        $   264        $    88
   Commercial real estate                                   1,111            277
   Residential real estate                                     61              -
                                                          -------        -------
Total nonaccrual loans                                      1,436            365

Loans past due 90 days and still accruing interest:
   Residential real estate                                    346            116
   Installment                                                 66              3
                                                          -------        -------
Total loans past due 90 days and
   still accruing interest                                    412            119
                                                          -------        -------
Total nonperforming loans                                   1,848            484

Other real estate owned (net)                                 681            363
                                                          -------        -------
Total nonperforming assets                                $ 2,529        $   847
                                                          =======        =======
Total nonperforming loans as a
   percentage of total loans                                 0.63%          0.18%
                                                          =======        =======
Total nonperforming assets as a percentage
   of total assets                                           0.65%          0.24%
                                                          =======        =======

At September 30, 2004, nonperforming loans totaled $1.8 million compared to $484,000 at December 31, 2003, an increase of $1.4 million. The largest portion of this increase was attributable to a loan acquired at a discount from the purchase and assumption of North Oakland Community Bank. This loan had a net book value of $801,000 as of September 30, 2004, and is secured by residential real estate properties. Management expects to fully collect the net book balance in the fourth quarter of 2004, as the property is under a contract for sale for which the Bank will provide financing.

In the third quarter of 2004, nonaccrual loans were reduced $1.1 million from the sale of a commercial real estate loan and the charge off of a $104,000 commercial and industrial loan for which management expects a recovery in an indeterminable timeframe.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows an analysis of the allowance for credit losses:

                                                 September 30,    December 31,
                                                     2004             2003
                                                 -------------    ------------
                                                    (Dollars in thousands)
Allowance for credit losses at
   beginning of period                             $  3,573         $  3,377
Provision charged to expense                          1,850              275
Loans charged off                                    (2,064)            (123)
Loans recovered                                          17               44
                                                   --------         --------
Allowance for credit losses at end of period       $  3,376         $  3,573
                                                   ========         ========
Allowance for credit losses as a percentage
   of total loans                                      1.14%            1.32%

The allowance for credit losses as a percentage of total loans was 1.14% at September 30, 2004, versus 1.32% at December 31, 2003. In each accounting period, management evaluates the problems and potential losses in the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit and financial guarantees. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

During the nine months ended September 30, 2004, total deposits increased $18.1 million to $273.5 million. The increase in deposits was attributable to increases in certificates of deposit and savings accounts of $5.3 million and $12.6 million, respectively. Savings accounts increased due to the introduction of a premium statement savings product paying competitive money market rates. The increase in certificates of deposit were aided by premium rate offerings primarily at the Rochester Hills branch location. The product offerings attracted new customers for additional cross selling opportunities. Growth in demand, money market and NOW accounts was minimal, accounting for $218,000 in growth. Local municipal certificates of deposit decreased $9.3 million for the first nine months of 2004 as seasonal needs of municipalities and competitive rates can cause fluctuations in balances. At September 30, 2004 the Corporation had $51.4 million in local municipal deposits, $42.9 million in brokered certificates of deposit and $26.0 million in internet certificates of deposit. See "Liquidity and Capital Resources" below. The Corporation has been utilizing Federal Home Loan Bank ("FHLB") advances to better match against interest rate risk as described below.

Total short-term borrowing increased $6.1 million to $38.0 million at September 30, 2004 from December 31, 2003, due to an increase in short term repurchase agreements of $12.1 million. The Corporation utilized short term funding sources from the FHLB to a lesser extent at September 30, 2004 than at December 31, 2003. The increase in short term repurchase agreement is based on the seasonal needs of funds to the commercial and municipal customers who utilize the program. The weighted average interest rate on the ending balance of the short-term borrowings for September 30, 2004 and December 31, 2003, was 1.37% and 1.39%, respectively.

In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. These advances are secured under a blanket security agreement by first mortgage loans and the pledging of certain securities. The total FHLB advances at September 30, 2004 of $54.4 million, comprised $13.0 million in short term advances with a weighted average rate of 2.07% and long term advances of $14.4 million with a weighted average rate of 3.92%. The aggregate weighted rate of the entire FHLB advance portfolio was 3.48% with a weighted average remaining maturity of 3.1 years as of September 30, 2004. Long-term advances comprised twenty-three advances maturing from February 2006 to December 2012.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by $22.5 million in available unsecured federal funds borrowing facilities, and a $75.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of September 30, 2004, unused commitments comprised $71.2 million. The Bank has $122.9 million in time deposits coming due within the next twelve months from September 30, 2004. At September 30, 2004, the Bank had $42.9 million in brokered certificates of deposit, of which $30.5 million is due within one year or less. The Bank will continue to use brokered certificates and other wholesale funding sources for replacement sources of matured funds. Additionally, at September 30, 2004, municipal time deposits and internet time deposits were $77.9 million and $30.4 million, respectively. Municipal time deposits typically have maturities less than three months. $9.9 million of internet certificates of deposit mature in one year or less. On August 17, 2004, the Corporation's Board of Directors declared the Corporation's eleventh consecutive quarterly cash dividend of $0.05 per common share, payable October 1, 2004, to shareholders of record September 1, 2004.

In January of 2003, the Bank purchased property adjacent to its main office known as 120 North Main Street. In March of 2004, the Bank started construction of a new building at this location to be used as the headquarters for administration, commercial banking, and mortgage operations. The construction and development costs are expected to be offset, on an annualized per square foot basis, by the corresponding reduction in lease expense currently paid to an outside landlord. At September 30, 2004, $1.7 million had been spent on a project expected to cost a total of $4 million, including land costs.

Following are selected capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement. As of September 30, 2004, the Corporation and the Bank exceeded the capital ratios to be considered "well capitalized."

                                                September 30,         December 31,     Minimum Ratio
                                                     2004                 2003          for Capital
                                             ------------------     ---------------      Adequacy        Ratio to be
                                             Capital      Ratio     Capital   Ratio      Purposes      "Well Capitalized"
                                             -------      -----     -------   -----    -------------   ------------------
Total capital to risk-weighted assets
     Consolidated                            $37,474      12.56%    $36,266   13.39%        8%                  10%
     Bank only                                35,320      11.86%     32,808   12.14%        8%                  10%

Tier I capital to risk-weighted assets
     Consolidated                            $32,131      10.77%    $30,505   11.27%        4%                   6%
     Bank only                                31,944      10.73%     29,427   10.89%        4%                   6%

Tier I capital to average assets
     Consolidated                            $32,131       8.14%    $30,505    8.56%        4%                  NA
     Bank only                                31,944       8.11%     29,427    8.27%        4%                   5%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Stockholders' equity was $25.0 million as of September 30, 2004. This was an increase of $1.2 million for the nine months ended September 30, 2004. The change in total stockholders' equity was largely related to the increase in net income for the nine months ended September 30, 2004 of $1,450,000, partially offset by dividends declared in 2004 of $428,000. Stock options exercised in 2004, the release of ESOP shares and the unrealized net gain in available for sale securities contributed to growth in stockholders' equity for the same period.

The following table shows the changes in stockholders' equity for the nine months ended September 30, 2004:

                                                   Additional                  Unearned     Accumulated Other
                                        Common      Paid-In      Retained      Employee        Comprehensive     Total
                                        Stock       Capital      Earnings      Benefits        Income/(Loss)     Equity
                                       --------     --------     --------      --------     -----------------   --------
Beginning balance, January 1           $13,609     $  5,308      $  5,225      ($   271)        ($     95)      $ 23,776

Cash dividend                                --           --         (428)           --                --           (428)
Stock option exercise/stock awards           22           30           --            --                --             52
Stock dividend                              680        1,070       (1,750)           --                --             --
Net income                                   --           --        1,450            --                --          1,450
Release of ESOP shares                       --           --           --            54                --             54
Change in unrealized gain/loss               --           --           --            --               115            115
                                       --------     --------     --------      --------          --------       --------
Balance September 30, 2004             $ 14,311     $  6,408     $  4,497      ($   217)         $     20       $ 25,019
                                       ========     ========     ========      ========          ========       ========

NET INTEREST INCOME

For the quarter ended September 30, 2004, net interest income increased by 31.0%, or $707,000, over the third quarter of 2003. This increase was primarily attributable to an expanded interest earning asset base, which was aided by an increased net interest margin. The net interest margin was positively impacted by the growth in the loan portfolio versus a stable cost of liability funding. During most of 2002 and 2003, the margin was negatively affected by refinancing and the removal of interest rate floors on loans from competitive pressures. The Corporation continues to utilize advances from the Federal Home Loan Bank and longer term certificates of deposit to control interest rate risk when funding longer term fixed rate loans and investments. The net interest margin measured on a fully taxable basis increased for the third quarter 2004 to 3.28% compared with 3.00% for the third quarter of 2003.

Net interest income for nine months ended September 30, 2004 increased by 31.4%, or $2.1 million, over the first nine months of 2003. Again, this increase was attributable to an expanded interest earning asset base and an increased net interest margin. The net interest margin, measured on a fully taxable equivalent basis, for the nine months ended September 30, 2004 was 3.24%, compared with 3.01% for the nine months ended September 30, 2003. Net interest margin for the nine months ended September 30, 2004 was favorably impacted by the same reasons as mentioned above for the third quarter of 2004.

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

                                                           Three Months Ended                    Nine Months Ended
                                                      September 30, 2004 vs. 2003           September 30, 2004 vs. 2003
                                                   ---------------------------------      ---------------------------------
                                                                 Increase (Decrease)                    Increase (Decrease)
                                                                  Due to Changes In                      Due to Changes In
                                                               ---------------------                  ---------------------
                                                                Volume                                 Volume
                                                    Total      and Both       Rate         Total      and Both        Rate
                                                   -------     --------      -------      --------    --------      -------
                                                                                 (in thousands)
Earning Assets - Interest Income
   Loans                                           $   798      $   798       $   --      $ 2,492      $ 2,825      ($  333)
   Securities                                          210           40          170          202          (54)         256
   Federal funds sold                                   23           13           10           18           15            3
                                                   -------      -------      -------      -------      -------      -------
     Total                                           1,031          851          180        2,712        2,786          (74)
                                                   -------      -------      -------      -------      -------      -------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                         9           10           (1)          (8)          46          (54)
   Savings deposits                                     67           51           16          117           80           37
   Time deposits                                       238          321          (83)         545          987         (442)
   FHLB and repo sweeps                                 (6)         (13)           7          (31)         115         (146)
   Lease and ESOP                                       --           (1)           1           (2)          (2)          --
   Subordinated debentures                              16            4           12           15           12            3
                                                   -------      -------      -------      -------      -------      -------
     Total                                             324          372          (48)         636        1,238         (602)
                                                   -------      -------      -------      -------      -------      -------
Net Interest Income                                $   707      $   479      $   228      $ 2,076      $ 1,548      $   528
                                                   =======      =======      =======      =======      =======      =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and nine month periods ended September 30, 2004 and 2003. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.

                                                                       Three Months Ended September 30,
                                                    ----------------------------------     --------------------------------
                                                                   2004                                  2003
                                                                 --------                              --------
                                                                              Average                              Average
                                                                 Interest      Rate                    Interest      Rate
                                                    Average      Income/      Earned/      Average     Income/     Earned/
                                                    Balance      Expense        Paid       Balance     Expense       Paid
                                                    --------     --------     --------     --------    --------    --------
                                                                                  (In thousands)
Assets
   Loans                                            $301,537     $  4,409         5.85%    $246,776    $  3,611        5.85%
   Securities                                         58,583          537         3.67       54,267         327        2.41
   Federal funds sold                                 12,874           45         1.40        9,015          22        0.98
                                                    --------     --------     --------     --------    --------    --------
Total Earning Assets/
   Total Interest Income                             372,994        4,991         5.35      310,058       3,960        5.11
                                                    --------     --------     --------     --------    --------    --------
Cash and due from banks                                7,626                                  6,116
All other assets                                      15,134                                 10,682
                                                    --------                               --------
Total Assets                                        $395,754                               $326,856
                                                    ========                               ========
Liabilities and Equity
   NOW and money market accounts                    $ 42,673          105         0.98     $ 38,785          96        0.99
   Savings deposits                                   17,210           75         1.74        5,591           8        0.57
   Time deposits                                     197,099        1,184         2.40      143,682         946        2.63
   FHLB and repurchase agreements                     67,487          498         2.95       69,194         504        2.91
   Capitalized lease and ESOP                            225            3         5.33          291           3        4.12
   Subordinated debentures                            10,310          140         5.43       10,000         124        4.96
                                                    --------     --------     --------     --------    --------    --------
Total Interest Bearing Liabilities/
   Total Interest Expense / Interest Rate Spread     335,004        2,005         2.39      267,543       1,681        2.51
                                                    --------     --------     --------     --------    --------    --------
Noninterest bearing demand deposits                   35,024                                 34,855
All other liabilities                                  1,272                                  1,254
Stockholders' equity                                  24,454                                 23,204
                                                    --------                               --------
Total Liabilities and Stockholder's Equity          $395,754                               $326,856
                                                    ========                               ========
Net Interest Income                                              $  2,986                              $  2,279
                                                                 ========                              ========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                                   3.20%                                2.94%
                                                                              ========                             ========
Net Interest Margin
   (fully taxable equivalent)                                                     3.28%                                3.00%
                                                                              ========                             ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                                                           Nine Months Ended September 30,
                                                    ----------------------------------     --------------------------------
                                                                   2004                                  2003
                                                                 --------                              --------
                                                                              Average                              Average
                                                                 Interest       Rate                   Interest     Rate
                                                    Average      Income/      Earned/      Average      Income/    Earned/
                                                    Balance      Expense        Paid       Balance      Expense     Paid
                                                    --------     --------     --------     --------    --------    --------
                                                                                 (In thousands)

Assets
   Loans                                            $299,663     $ 12,917         5.75%    $233,970    $ 10,425        5.94%
   Securities                                         55,695        1,555         3.72       57,637       1,353        3.13
   Federal funds sold                                  9,781           86         1.17        8,109          68        1.12
                                                    --------     --------     --------     --------    --------    --------
Total Earning Assets/
   Total Interest Income                             365,139       14,558         5.32      299,716      11,846        5.27
                                                    --------     --------     --------     --------    --------    --------
Cash and due from banks                                7,317                                  5,871
All other assets                                      13,533                                  7,247
                                                    --------                               --------
Total Assets                                        $385,989                               $312,834
                                                    ========                               ========
Liabilities and Equity
   NOW and money market accounts                    $ 42,846          319         0.99     $ 36,704         327        1.19
   Savings deposits                                   12,690          144         1.51        5,613          27        0.64
   Time deposits                                     193,610        3,571         2.46      140,085       3,026        2.88
   FHLB and repurchase agreements                     67,002        1,435         2.86       61,631       1,466        3.17
   Capitalized lease and ESOP                            245            8         4.35          310          10        4.30
   Subordinated debentures                            10,310          396         5.12       10,000         381        5.08
                                                    --------     --------     --------     --------    --------    --------
Total Interest Bearing Liabilities/
   Total Interest Expense / Interest Rate Spread     326,703        5,873         2.40      254,343       5,237        2.75
                                                    --------     --------     --------     --------    --------    --------
Noninterest bearing demand deposits                   33,961                                 34,778
All other liabilities                                  1,035                                  1,028
Stockholders' equity                                  24,290                                 22,685
                                                    --------                               --------
Total Liabilities and Equity                        $385,989                               $312,834
                                                    ========                               ========
Net Interest Income                                              $  8,685                              $  6,609
                                                                 ========                              ========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                                   3.17%                                2.94%
                                                                              ========                             ========
Net Interest Margin
   (fully taxable equivalent)                                                     3.24%                                3.01%
                                                                              ========                             ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the three months ended September 30, 2004 was $250,000, an increase of $200,000 from the three months ended September 30, 2003. The larger provision was made in part, to adequately cover the net charges offs for the third quarter 2004 of $137,000, $104,000 of which management expects to recover in the future. Management however cannot predict the timing of this recovery.

The provision for credit losses for the nine months ended September 30, 2004 was $1.9 million, an increase of $1.7 million from the comparable period of 2003. The increase in provision for the first nine months was attributable to net loan charge offs of $1.9 million in the second quarter of 2004. The largest single loan charge off was $1.0 million on a commercial and industrial loan. The Bank is pursuing the borrower for fraud and other claims related to this relationship. The remaining charge offs of substance totaled $778,000 and represented loans that had deteriorated from the purchase and assumption of North Oakland Community Bank.

NONINTEREST INCOME

Noninterest income decreased by $474,000, or 20.9%, for the third quarter of 2004 compared to the third quarter of 2003. The largest component of noninterest income is mortgage banking income. Mortgage banking income decreased $751,000, or 36.6%, to $1.8 million for the quarter ended September 30, 2004 compared to the same period in 2003. The decrease in mortgage originations and the corresponding level of gains on the sales of mortgages has been affected by the nationwide decrease in mortgage refinancing. Service charge income during the third quarter of 2004 was $79,000, an increase of $23,000 or a 41.1% increase over the third quarter of 2003. The increase in service charge income was due to the addition of the Rochester branch in the fourth quarter of 2003, coupled with selected increases in the fees assessed to customers on checking and other applicable deposit accounts. Net security gains of $52,000 were the result of security restructuring activity to shorten security duration. Other non-interest income for the quarter ended September 30, 2004, increased $219,000, or 164.7% compared to the third quarter of 2003. The increase was attributable to the gain on sale of $12.1 million in residential real estate mortgage loans and government guaranteed loans held in the Bank's portfolio.

Noninterest income for the nine months ended September 30, 2004 decreased $1.3 million, or 21.3% compared to the first nine months of 2003. The decrease was due primarily to decreases in mortgage banking income of $1.6 million, or 28.8% for these same reasons detailed above.

NONINTEREST EXPENSE

Noninterest expense in the third quarter of 2004 was $3.4 million, a decrease of $286,000 from the third quarter of 2003, or 7.7%. Salaries, benefits, and payroll taxes for the third quarter of 2004 were $2.1 million, which was a decrease of $411,000 compared to the third quarter of 2003. Salaries, benefits and payroll taxes related to the Mortgage Company decreased $648,000 when comparing the third quarter of 2004 compared to 2003. The decrease in expense was directly related to the decrease in mortgage banking income noted above in noninterest income. This decrease was the largest factor attributable to the overall decrease in noninterest expense. Salaries and benefits from the operations of the Rochester Branch, coupled with general merit increases for the overall organization comprised the remainder of the net change in overall salaries and benefit expense. Total premises and fixed asset expense of $397,000 for the third quarter of 2004, increased $105,000, or 36.8% due to the Rochester Hill branch operations representing $51,000, or 48.5% of the relative increase, with the remainder of increase in overall premises expense attributable to property taxes and other premises related to cost of operations. Other operating expenses of $932,000 for the third quarter of 2004, increased slightly by $20,000, or 2.2% from overall growth of the organization.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Noninterest expense for the nine months ended September 30, 2004 decreased $724,000, or 6.7%. This was due to decreases in salaries, benefits and payroll taxes of $1.2 million, or 16.2%. The decreases in salaries, benefits and payroll taxes were primarily due to the Mortgage Company operations and an offset to the corresponding decrease in mortgage banking income. Premises and fixed asset expense and other operating expense increased for the comparable nine month period $253,000 and $165,000, respectively. This was due primarily to the Rochester Hills branch operations.

INCOME TAXES

The provision for federal income taxes of $312,000 for the quarter ended September 30, 2004, increased $90,000, or 40.5%, over the third quarter of 2003, and paralleled the growth of income before taxes of 40.4%. The provision for federal income taxes of $462,000 for the nine months ended September 30, 2004, decreased $191,000, or 29.2%. The decrease in the federal income tax provision was attributed to both reduced pretax income and a lower effective tax rate in 2004 over 2003. The effective tax rate for nine months ended September 30, 2004 and 2003 was 24.2% and 29.4%, respectively. The lower effective tax rate during 2004 was attributable to investments in bank qualified tax-exempt securities and bank owned life insurance (BOLI). The increase in cash surrender value of BOLI is exempt from federal income tax.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table presents an analysis of our interest-sensitivity static gap position at September 30, 2004. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing dated adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At September 30, 2004, the Corporation is considered asset sensitive in the time interval of the first three months. The Corporation is also considered to be slightly liability sensitive at the one year accumulated gap position.

                                                     After Three  After One
                                         Within      Months But    Year But       After
                                          Three      Within One     Within        Five
                                         Months         Year      Five Years      Years        Total
                                       -----------   ----------   ----------    ---------    ---------
                                                              (in thousands)
Interest earning assets:
   Federal funds sold                   $   8,800     $      --    $      --    $      --    $   8,800
   Securities                              10,211         1,631       33,605       10,332       55,779
   FHLB stock                                  --            --           --        3,212        3,212
   Portfolio loans and
     held for resale                      160,267         6,009       97,920       36,195      300,391
                                        ---------     ---------    ---------    ---------    ---------
     Total                                179,278         7,640      131,525       49,739    $ 368,182
                                        ---------     ---------    ---------    ---------    =========
Interest bearing liabilities:
   NOW and money market
     accounts                               3,396         9,612       27,920           --    $  40,928
   Savings deposits                         1,713         5,138       12,179           --       19,029
   Jumbo time deposits                     52,873        46,464       23,942                   123,279
   Time deposits < $100,000                 4,122        21,473       30,085           --       55,680
   Repurchase agreements                   24,955            --           --           --       24,955
   FHLB and repo sweeps                     7,000         6,000       29,874       11,500       54,374
   ESOP payable                               217            --           --           --          217
   Subordinated debentures                 10,310            --           --           --       10,310
                                        ---------     ---------    ---------    ---------    ---------
     Total                                104,585        88,687      124,000       11,500    $ 328,772
                                        ---------     ---------    ---------    ---------    =========
Interest rate sensitivity gap           $  74,693     ($ 81,047)   $   7,526    $  38,239
Cumulative interest rate
   sensitivity gap                                    ($  6,354)   $   1,172    $  39,410
Interest rate sensitivity gap
   ratio                                     1.71          0.09         1.06         4.33
Cumulative interest rate
   sensitivity gap ratio                                   0.97         1.00         1.12

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

As of June 30, 2004, the most recent and available analysis, the simulation model projects net interest income would increase 0.25% of the base net interest income, assuming an instantaneous parallel shift upward in the yield curve by 200 basis points. If the yield curve were to decrease by 200 basis points, the model projects net interest income would increase by 0.43%.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 ("Act")) as of September 30, 2004, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the report it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a -- 15(f) of the Act) that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Cash Dividend - On August 17, 2004, the Corporation's Board of Directors declared the Corporation's tenth quarterly cash dividend of $0.05 per common share, payable October 1, 2004, to shareholders of record September 1, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:          See Exhibit Index attached.

      (b)   Reports on Form 8-K during the quarter ended September 30, 2004:
            None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2004.

                                    COMMUNITY CENTRAL BANK CORPORATION

                                    By:  /S/ DAVID A. WIDLAK
                                         ---------------------
                                    David A. Widlak;
                                    President and CEO
                                    (Principal Executive Officer)

                                    By:  /S/ RAY T. COLONIUS
                                         ---------------------
                                    Ray T. Colonius;
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

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

 10.5 2002 Incentive Plan is incorporated by reference to exhibit 10.7 of the Corporation's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 000-33373)

 10.6 Community Central Bank Supplemental Executive Retirement Plan is incorporated by reference to exhibit 10.6 of the Corporation's Form
            10-QSB filed with the SEC for the quarter ended June 30, 2003
            (Commission File No. 000-33373)

 10.7 Community Central Bank Death Benefit Plan is incorporated by reference to exhibit 10.7 of the Corporation's Form 10-QSB filed with the SEC for the quarter ended June 30, 2003 (Commission File
            No. 000-33373)

   11       Computation of Per Share Earnings

 31.1       Rule 13a - 14(a) Certification (Chief Executive Officer)

 31.2       Rule 13a - 14(a) Certification (Chief Financial Officer)

   32       Rule 1350 Certifications