Form 10KSB
period 2004-12-31
COMMUNITY CENTRAL BANK CORP
filed 2005-03-29
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2004     Commission File No. 000-33373

                       COMMUNITY CENTRAL BANK CORPORATION
                 ----------------------------------------------
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

      YES [X] [NO]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenue for its most recent fiscal year was $26,271,000

      The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $37.4 million as of March 21, 2005 based on the average of the high and low sale price ($16.02) on that date. (For purposes of this calculation, 938,690 shares beneficially owned by the members of the Corporation's Board of Directors and Executive Officers have been excluded.) The exclusion of the member value of the shares owned by these individuals shall not be deemed an admission by the issuer that such person is an affiliate of the issuer. As of March 21, 2005, 3,275,050 shares of Common Stock of the issuer were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts I and II - Portions of Stockholder Report of the issuer for the year ended December 31, 2004.

Part III - Portions of the Proxy Statement of the issuer for its April 19, 2005
           Annual Meeting.

           Transitional Small Business Disclosure Format: Yes [ ] No [X]

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This document, including information included or incorporated by reference, contains, and future filings by Community Central Bank Corporation on Form 10-QSB and Form 8-K and future oral and written statements by the Corporation and our management may contain, forward-looking statements about the Corporation and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and Community Central Bank, its wholly-owned operating subsidiary. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

      The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

      -     changes in interest rate and interest rate relationships;

      -     demand for products and services;

      - the degree of competition by traditional and non-traditional competitors;

      - changes in financial services's laws and regulations, including laws concerning banking, securities, insurance, taxes and accounting standards;

      -     changes in prices, levies, and assessments;

      -     the impact of technological advances;

      -     governmental and regulatory policy changes;

      -     the outcomes of contingencies;

      -     trends in customer behavior as well as their ability to repay loans;

      -     the adequacy of the allowance for loan losses;

      - changes in the national and local economy, particularly as related to the automotive and related industries in the Detroit metropolitan area; and

such other factors, including risk factors, referred to from time to time in filings made by the Corporation with the Securities and Exchange Commission.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      GENERAL. Community Central Bank Corporation (the "Corporation"), a Michigan corporation, is the holding company for Community Central Bank (the "Bank") in Mount Clemens, Michigan. The Corporation and Bank opened for business in October 1996 and serve businesses and consumers across Macomb, Oakland and St. Clair counties with a full range of lending, deposit, and Internet banking services. The Bank, a Michigan state chartered bank, operates two full service facilities, one in Mount Clemens and the other in Rochester Hills, Michigan. The Corporation and the Bank also own a mortgage company, Community Central Mortgage Company, LLC, which operates locations in the Detroit metropolitan area.

      The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System. The Bank is subject to extensive regulation by the Michigan Office of Financial and Insurance Services ("OFIS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured up to the applicable limits by the FDIC. (See "-Regulation and Supervision" below.) The Corporation's common shares trade on the Nasdaq National Market under the symbol "CCBD."

      Our results of operations depend largely on net interest income. Net interest income is the difference in interest income the Corporation earns on interest-earning assets, which comprise primarily commercial business and commercial real estate loans and the interest the Corporation pays on our interest-bearing liabilities, which are primarily certificates of deposit, money market and demand deposits. For additional information on our results of operation, see "Management's Discussion and Analysis and Results of Operations" contained in the Stockholder Report filed as Exhibit 13 to this document.

      During 2004, we continued to grow our balance sheet consistent with a traditional commercial banking model. We expanded our branching base and assets and deposits through the acquisition of the Rochester Hills, Michigan location of a full service branch of North Oakland Community Bank in October 2003. We expect to continue growth through internal expansion primarily through commercial banking practices. The primary funding base of this growth is expected to be customer deposits, although wholesale-based funding sources are and will continue to be used to supplement growth should increases in loans and investments outpace deposit generation. Additionally, should the cost of retail funding exceed wholesale alternatives, wholesale funding sources will be considered.

      On February 14, 2005, the Corporation completed a subscription rights offering. The Corporation received gross proceeds of approximately $5.4 million from the offering and will use the proceeds to fund its growth strategy, for working capital and for general corporate purposes.

      On February 15, 2005, we entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Corporation, the Bank, and River Place Financial Corp., a Michigan-chartered bank ("River Place"), pursuant to which the Corporation will acquire all of the outstanding equity interests of River Place. River Place is a private bank wholly owned by the descendants of Julius Stroh, founder of The Stroh Brewery Company. River Place was established in 1983 to manage the private banking and trust needs of the Stroh family; and trusts managed by its trust department owned and controlled Stroh Brewery until its sale in 1999. Since the sale of Stroh Brewery, River Place's trust department has continued to manage the financial assets of the Stroh family. Consummation of the transaction is subject to certain conditions, including approval of the transaction by River Place stockholders and bank regulatory authorities. Closing of the transaction is expected to occur in the second quarter of 2005. For more information on the merger, see Note 21 of the Notes to Consolidated Finanical Statements contained in the Stockholder Report filed as Exhibit 13 to this document.

      EFFECT OF GOVERNMENT MONETARY POLICIES. The earnings of the Corporation are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government, its agencies, and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy. Monetary policy is used to, among other things, attempt to curb inflation or combat a recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

through its open market operations in United States Government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

      REGULATION AND SUPERVISION. Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Corporation and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System, the FDIC, OFIS, the Securities and Exchange Commission, the Internal Revenue Service, and federal and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty. There can be no assurance that future legislation or government policy will not adversely affect the banking industry or the operations of the Corporation or the Bank. Federal economic and monetary policy may affect the Bank's ability to attract deposits, make loans and achieve satisfactory interest spreads.

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

      The Corporation is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and files reports and proxy statements pursuant to such Act with the Securities and Exchange Commission.

      EMPLOYEES. As of December 31, 2004, the Corporation and its subsidiaries employed 86.5 full-time equivalent employees.

      COMPETITION. All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks, in the Macomb County and metropolitan Detroit area. The Bank, along with other commercial banks, competes with respect to its lending activities, and competes in attracting demand deposits with savings banks, savings and loan associations, insurance companies, small loan companies, credit unions and with the issuers of commercial paper and other securities, such as various mutual funds. Many of these institutions are substantially larger and have greater financial resources than the Bank.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

      EXECUTIVE OFFICERS. The following is a list of the executive officers of the Corporation and the Bank, together with their ages and their positions at December 31, 2004. Executive officers of the Corporation are elected annually by the Board of Directors to serve for the ensuing years and until their successors are elected and qualified.

               Name and Position                     Position Held Since       Age
               -----------------                     -------------------       ---
David A. Widlak
  President of Community Central Bank Corporation           2003                56
  CEO of Community Central Bank Corporation                 2000

Ronald R. Reed
  President and CEO of Community Central Bank               2000                58

Ray T. Colonius
  CFO and Corporate Treasurer of                            1999                47
  Community Central Bank Corporation and
  Community Central Bank

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

ITEM 2. DESCRIPTION OF PROPERTY

      We own the Bank's current main office, a full service banking branch, located in the downtown business district of Mount Clemens. The current executive offices of the Corporation are currently located in the main office. The Bank leases its full service banking branch located in Rochester, Michigan. The lease has 10 years remaining on its initial term, with a ten year renewal option.

      The Bank leases a suite in a building adjacent to the main office location which serves as a loan production center for the commercial lending and mortgage banking operations. The remaining unexpired portion of the total lease runs through August 2005. The Bank also owns property connected to the main office facility known as 120 North Main Street. In March of 2004, the Bank started construction of a new facility for its administrative, commercial lending and mortgage banking divisions. Upon the completion of the new facility, the Bank plans to move the commercial lending and a majority of the mortgage banking operations from the leased location. The new facility is expected to be completed by April 2005. The mortgage company, a subsidiary of the Corporation and the Bank, has three loan production offices located in Anchorville, Livonia and Mount Clemens, to serve the Detroit metropolitan areas. These offices are leased and generally are for a term of one year.

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

      None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The information shown under the caption "Stockholder Information" on page 56 of the Stockholder Report filed as Exhibit 13 to this Form 10-KSB is incorporated herein by reference.

      Equity Compensation Plan Information Table. The following table provides information as of December 31, 2004 with respect to shares of the Corporation common stock that may be issued under our existing compensation plans and arrangements, which include the Corporation's 1996 and 2000 Employee Stock Option Plans, the 1999 Stock Option Plan for Directors and the 2002 Incentive Plan. Each of the foregoing plans has been approved by the Corporation's stockholders and filed with the Securities and Exchange Commission.

                                     Number of securities    Weighted-average       Number of securities remaining
                                      to be issued upon      exercise price of   available for future issuance under
                                         exercise of            outstanding           equity compensation plans
                                     outstanding options,    options, warrants    (excluding securities reflected in
                                     warrants and rights.       and rights.                  column (a)).
       Plan Category                         (a)                    (b)                          (c)
-----------------------------        --------------------    ----------------    ---------------------------------
Equity compensation plans
approved by security holders                  227,996                $8.75                   116,794(1)
Equity compensation plans not
approved by security holders                     None                 None                         None
   Total                                      227,996                $8.75                      116,794

(1) Under the Corporation's 2002 Incentive Plan, commencing on January 1, 2002 through December 31, 2010 each director of the Corporation is automatically granted an annual stock award of 300 shares of common stock to the extent there are a sufficient number of shares available under the plan at the time of grant. As of December 31, 2004, 31,920 shares remained available for award under this plan.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 41 to 55 of the Stockholder Report filed as Exhibit 13 to this Form 10-KSB is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

      The information presented under the captions "Consolidated Balance Sheet," "Consolidated Statement of Income," "Consolidated Statement of Comprehensive Income," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flow," and "Notes to Consolidated Financial Statements," on pages 1 through 40 of the Stockholder Report filed as Exhibit 13 to this Form 10-KSB, as well as the Report of Independent Registered Public Accounting Firm of Plante & Moran, PLLC, dated March 4, 2005, included in the Stockholder Report, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

      An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2004, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Principal Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

      None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      DIRECTORS. The information presented under the caption "Election of Directors - Information about Directors and Nominees as Directors" in the Proxy Statement of the Corporation for its Annual Meeting of Stockholders to be held on April 19, 2005, (the "Proxy Statement"), a copy of which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.

      EXECUTIVE OFFICERS. Information concerning Executive Officers of the Corporation is presented under the caption "Executive Officers" in Part I of this Form 10-KSB and is incorporated herein by reference.

      AUDIT COMMITTEE FINANCIAL EXPERT. Information concerning the Corporation's "audit committee financial expert" is presented under the caption "Board Meetings, Board Committees and Corporate Governance Matters - `Indepenent' Directors" in the Proxy Statement and is incorporated herein by reference.

      COMPLIANCE WITH SECTION 16(a). Based solely on our review of copies of reports filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from persons required to file such reports, we believe that all filings required to be made were timely made in accordance with the requirements of the Securities Exchange Act of 1934, except as set forth below:

      Messrs. Widlak, Reed and Colonius each inadvertently failed to file a Form 4 reporting the grant of an option to them by the Corporation during 2004 to purchase Corporation common stock. Mr. Reed also inadvertently failed to file a Form 4 or Form 5 reporting the grant of an option to him by the Corporation during 2003 to purchase Corporation common stock. Each of these transactions were reported by the reporting person on a Form 5 for the year ended December 31, 2004. Mr. Cottone inadvertently failed to file a Form 4 reporting the purchase of shares of Corporation common stock as custodian for each of his two granddaughters. Mr. Cottone reported these two transactions on a Form 5 for the year ended December 31, 2004. Mr. Schwartz inadvertently failed to file a Form 4 reporting the sale of Corporation common stock, which his broker executed in 11 separate transactions on the same day. Mr. Schwartz reported the sales on a Form 4 filed on August 30, 2004. Ms. Giles filed an amended Form 3 on February 14, 2005 to correct a 398 share overstatement of Corporation common stock reported on her prior Form 3.

      CODE OF ETHICS. On February 17, 2004, the Corporation adopted a written Code of Business Conduct and Ethics based upon the standards set forth under
Item 406 of Regulation S-B of the Securities Exchange Act. The Code of Ethics applies to all of the Company's directors, officers and employees. A copy of the Corporation's Code of Business Conduct and Ethics was filed with the SEC as
Exhibit 14 to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

      The information presented under the caption "Directors Compensation" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information presented under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and the "Equity Compensation Plan Information Table" contained in Part II, Item 5 of this Form 10-KSB are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information presented under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

ITEM 13.  EXHIBITS

      The exhibits to this report on Form 10-KSB are listed below.

      3.1   Articles of Incorporation are incorporated by reference to Exhibit
            3.1 of the Corporation's Registration Statement on Form SB-2 (SEC File No. 333-04113).

      3.2   Bylaws of the Corporation are incorporated by reference to Exhibit
            3.2 of the Corporation's Registration Statement on Form SB-2 (SEC File No. 333-04113).

      4.1 Specimen stock certificate of Community Central Bank Corporation is incorporated by reference to Exhibit 4.1 of the Corporation's Registration Statement on Form SB-2 (SEC File No. 333-04113).

      10.1  1996 Employee Stock Option Plan is incorporated by reference to
            Exhibit 10.1 of the Corporation's Registration Statement on Form SB-2 (SEC File No. 333-04113).

      10.2 1996 Stock Option Plan for Nonemployee Directors is incorporated by reference to Exhibit 10.2 of the Corporation's Registration Statement on Form SB-2 (SEC File No. 333-04113).

      10.3  1999 Stock Option Plan for Directors is incorporated by reference to
            Exhibit 10.5 of the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1999 (SEC File No. 000-33373)

      10.4  2000 Employee Stock Option Plan is incorporated by reference to
            Exhibit 10.6 of the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000 (SEC File No. 000-33373).

      10.5 2002 Incentive Plan is incorporated by reference to Exhibit 10.7 of the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001 (SEC File No. 000-33373).

      10.6 Community Central Bank Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10.6 of the Corporation's Form 10-QSB for the quarter ended June 30, 2003 (SEC File No. 000-33373).

      10.7 Community Central Bank Death Benefit Plan is incorporated by reference to Exhibit 10.7 of the Corporation's Form 10-QSB for the quarter ended June 30, 2003 (SEC File No. 000-33373).

      10.8 Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Corporation's Form 8-K filed on March 25, 2005. (SEC File No. 000-33373)

      10.9  Named Executive Officer Salary and Bonus Arrangements

      10.10 Current Director Fee Arrangements

      11    Computation of Per Share Earnings

      13 2004 Stockholder Report (Except for the portions of the 2004 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the 2004 Stockholder Report of the Corporation shall not be deemed filed as a part hereof.)

      14    Code of Business Conduct and Ethics is incorporated by reference to
            Exhibit 14 of the Corporation's Form 10-KSB for the year ended December 31, 2003 (SEC File No. 000-33373).

      21 List of subsidiaries of the Corporation is incorporated by reference to Exhibit 21 of the Corporation's Form 10-KSB for the year ended December 31, 2003 (SEC File No. 000-33373)

      23    Consent of Independent Registered Public Accounting Firm

      31.1  Rule 13a - 14(a) Certification (Chief Executive Officer)

      31.2  Rule 13a - 14(a) Certification (Chief Financial Officer)

      32    Rule 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information presented under the captions "Selection of and Relationship with Independent Auditor" in the Proxy Statement is incorporated herein by reference.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2005:

                                           COMMUNITY CENTRAL BANK CORPORATION

                                           /S/ DAVID A. WIDLAK
                                           --------------------------------
                                           David A. Widlak; President and
                                           Chief Executive Officer
                                             (Duly authorized officer)

      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 29, 2005:

/S/ GEBRAN S. ANTON                        /S/ JOSEPH F. JEANNETTE
----------------------------------         --------------------------------
Gebran S. Anton; Director                  Joseph F. Jeannette; Director

/S/ DAVID E. BONIOR                        /S/ DEAN S. PETITPREN
----------------------------------         --------------------------------
David E. Bonior; Director                  Dean S. Petitpren; Chairman and
                                             Director

/S/ JOSEPH CATENACCI                       /S/ RONALD R. REED
----------------------------------         --------------------------------
Joseph Catenacci; Director                 Ronald R. Reed; Vice-Chairman and
                                             Director

/S/ SALVATORE COTTONE                      /S/ MICHAEL D. SCHWARTZ
----------------------------------         --------------------------------
Salvatore Cottone; Director                Michael D. Schwartz; Director

/S/ CELESTINA GILES                        /S/ DAVID A. WIDLAK
----------------------------------         --------------------------------
Celestina Giles; Director                  David A. Widlak; President and Chief
                                             Executive Officer, and Director
                                             (principal executive officer)

/S/ BOBBY L. HILL                          /S/ RAY T. COLONIUS
----------------------------------         --------------------------------
Bobby L. Hill; Director                    Ray T. Colonius, CFO and Treasurer
                                           (principal financial and accounting
                                             officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB (continued)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                           EXHIBIT DESCRIPTION
--------------                           -------------------
     10.9         Named Executive Officer Salary and Bonus Arrangements

     10.10        Current Director Fee Arrangements

     11           Computation of Per Share Earnings

     13           2004 Stockholder Report. Except for the portions of the 2004
                  Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the 2004 Stockholder Report of
                  the Corporation shall not be deemed filed as a part hereof.

     23           Consent of Independent Registered Public Accounting Firm

     31.1         Rule 13a - 14(a) Certification (Chief Executive Officer)

     31.2         Rule 13a - 14(a) Certification (Chief Financial Officer)

     32           Rule 1350 Certification