Form 10QSB
period 2005-03-31
COMMUNITY CENTRAL BANK CORP
filed 2005-05-13
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended March 31, 2005

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

                                 (586) 783-4500
                                 --------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                       Outstanding at May 13, 2005
         -----                                       ---------------------------
      Common Stock                                         3,277,750 Shares

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                    March 31,    December 31,
                                                      2005           2004
                                                   (Unaudited)
                                                   -----------   ------------
                                                         (In thousands)
Assets

Cash and due from banks                            $     7,990   $      4,183
Federal funds sold                                       6,800          3,000
                                                   -----------   ------------
   Cash and Cash Equivalents                            14,790          7,183
                                                   -----------   ------------

Securities available for sale, at fair value            62,223         51,425
Securities held to maturity, at amortized cost           1,149          1,161
FHLB stock                                               3,281          3,246
Residential mortgage loans held for sale                 2,689          6,491

Loans
   Commercial loans                                    211,261        207,300
   Residential loans                                    84,278         83,104
   Installment loans                                    14,531         15,035
                                                   -----------   ------------
   Total Loans                                         310,070        305,439
Allowance for credit losses                             (3,436)        (3,377)
                                                   -----------   ------------
   Net Loans                                           306,634        302,062
                                                   -----------   ------------

Net property and equipment                               7,423          6,921
Accrued interest receivable                              1,652          1,391
Other real estate owned                                    697            681
Goodwill                                                   743            743
Core deposit intangible, net of amortization               114            134
Cash surrender value of Bank owned life insurance        7,600          7,519
Other assets                                             2,620          2,581
                                                   -----------   ------------
   Total Assets                                    $   411,615   $    391,538
                                                   ===========   ============

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED BALANCE SHEETS

                                                   March 31,
                                                     2005              December 31,
                                                  (Unaudited)              2004
                                                  -----------          ------------
                                                  (In thousands, except share data)
Liabilities

Deposits
   Noninterest bearing demand deposits            $    36,805          $     32,080
   NOW and money market accounts                       32,714                40,446
   Savings deposits                                    23,288                20,539
   Time deposits                                      200,830               185,791
                                                  -----------          ------------
   Total deposits                                     293,637               278,856
                                                  -----------          ------------

Repurchase agreements                                   9,530                11,492
Federal Home Loan Bank advances                        65,360                63,360
Accrued interest payable                                  780                   780
Other liabilities                                         701                   944
ESOP note payable                                         192                   205
Subordinated debentures                                10,310                10,310
                                                  -----------          ------------
   Total Liabilities                                  380,510               365,947
                                                  -----------          ------------
Stockholders' Equity
   Common stock -- 9,000,000 shares authorized;
     3,275,050 shares issued and outstanding at
     3-31-2005 and 2,864,907 at 12-31-2004             26,056                20,774
   Retained earnings                                    5,701                 5,111
   Unearned employee benefit                             (192)                 (205)
   Accumulated other comprehensive (loss) income         (460)                  (89)
                                                  -----------          ------------
   Total Stockholders' Equity                          31,105                25,591
                                                  -----------          ------------
Total Liabilities and Stockholders' Equity        $   411,615          $    391,538
                                                  ===========          ============

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                            Three Months Ended
                                                March 31,
                                           2005           2004
                                          ------         ------
                                          (In thousands, except
                                              per share data)
Interest Income
   Loans (including fees)                 $4,821         $4,147
   Securities                                560            499
   Federal funds sold                         46             22
                                          ------         ------
   Total Interest Income                   5,427          4,668
                                          ------         ------
Interest Expense
   Deposits                                1,554          1,301
   Short term borrowings                      39             24
   Advances from FHLB                        563            450
   ESOP loan interest expense                  3              3
   Subordinated debentures                   165            127
                                          ------         ------
   Total Interest Expense                  2,324          1,905
                                          ------         ------
   Net Interest Income                     3,103          2,763
Provision for credit losses                  100            125
                                          ------         ------
   Net Interest Income after Provision     3,003          2,638
                                          ------         ------
Noninterest Income
   Deposit service charges                    70             68
   Net realized security gain                 30            137
   Mortgage banking income                   702          1,254
   Other income                              144            139
                                          ------         ------
   Total Noninterest Income                  946          1,598
                                          ------         ------
Noninterest Expense
   Salaries, benefits, and payroll taxes   1,754          1,859
   Premises and fixed asset expense          356            361
   Other operating expense                   779          1,267
                                          ------         ------
Total Noninterest Expense                  2,889          3,487
                                          ------         ------
   Income Before Taxes                     1,060            749
Provision for income taxes                   308            201
                                          ------         ------
   Net Income                             $  752         $  548
                                          ======         ======

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Per share data:
   Basic earnings      $0.25    $0.19

   Diluted earnings    $0.24    $0.19
                       =====    =====
   Cash Dividends      $0.05    $0.05
                       =====    =====

* Per share data has been retroactively adjusted for 2004 stock dividend.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     2005         2004
                                                     -----        -----
                                                       (In thousands)
Net Income as Reported                               $ 752        $ 548

Other Comprehensive Income, Net of Tax
   Change in unrealized (loss) gain on securities
     available for sale                               (371)         218
                                                     -----        -----

Comprehensive Income                                 $ 381        $ 766
                                                     =====        =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                  2005         2004
                                                                                --------     --------
                                                                                   (In thousands)
Operating Activities
   Net income                                                                   $    752     $    548
   Adjustments to reconcile net income to net cash flow from operating activities:
    Net amortization of security premium                                              86           80
    Net gain on sales and call of securities                                         (30)        (137)
    Provision for credit losses                                                      100          125
    Depreciation expense                                                             107          117
    Deferred income tax expense                                                      308          200
    ESOP compensation expense                                                         13           18
    Increase in accrued interest receivable                                         (261)        (164)
    Increase in other assets                                                        (227)         (43)
    Increase in accrued interest payable                                              --            2
    Decrease in other liabilities                                                   (243)        (128)
    Decrease in loans held for sale                                                3,802        1,635
                                                                                --------     --------
   Net Cash Provided by Operating Activities                                       4,407        2,253

Investing Activities
   Maturities, calls, sales and prepayments of securities available for sale       6,208       28,512
   Purchase of securities available for sale                                     (17,629)     (16,024)
   Maturities, calls, and prepayments of held to maturity securities                  11           37
   Purchases of held to maturity securities                                          (35)          --
   Increase in loans                                                              (4,672)     (25,793)
   Purchases of property and equipment                                              (609)        (251)
                                                                                --------     --------
   Net Cash Used in Investing Activities                                         (16,726)     (13,519)

Financing Activities
   Net decrease increase in demand and savings deposits                             (258)        (687)
   Net increase in time deposits                                                  15,039       17,351
   Net decrease in short term borrowings                                          (1,962)      (1,318)
   Increase (decrease) increase in FHLB advances                                   2,000       (2,000)
   Rights/Public stock offering                                                    5,275           --
   Payment of ESOP debt                                                              (13)         (18)
   Stock option exercise/award                                                         7           --
   Cash dividends paid                                                              (162)        (136)
                                                                                --------     --------
   Net Cash Provided by Financing Activities                                      19,926       13,192
                                                                                --------     --------
Increase in Cash and Cash Equivalents                                              7,607        1,926
Cash and Cash Equivalents at the Beginning of the Year                             7,183        6,227
                                                                                --------     --------
Cash and Cash Equivalents at the End of the Period                              $ 14,790     $  8,153
                                                                                ========     ========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                                $  2,324     $  1,903
   Federal Taxes Paid                                                           $     --     $     --
                                                                                ========     ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                       COMMUNITY CENTRAL BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The financial statements of Community Central Bank Corporation (the "Corporation") include the consolidation of its direct and indirect subsidiaries: Community Central Bank (the "Bank") and Community Central Mortgage Company, LLC (the "Mortgage Company").

      The Corporation's Consolidated Balance Sheets are presented as of March 31, 2005 and December 31, 2004, and Consolidated Statements of Income and Comprehensive Income for the three month periods ended March 31, 2005 and 2004, and Consolidated Statements of Cash Flow for the three months ended March 31, 2005 and 2004. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

      The trust preferred securities may constitute up to 25% of tier I capital. Any amount in excess of this limit may be included as tier 2 capital. At March 31, 2005, the total allowable trust preferred issuance of $10 million was included in the Corporation's tier 1 capital. Prior to 2004, the trust was consolidated in the Corporation's financial statements, with the trust preferred securities issued by the trust reported in liabilities as "Guaranteed Preferred Beneficial Interest in the Corporation's Subordinated Debentures" and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is no longer consolidated with the Corporation, accordingly, the Corporation does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Corporation and held by the trust, as these are no longer eliminated in consolidation.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

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

4. The Corporation did not issue incentive options during the three months ended March 31 2005 or 2004. If the Corporation had used the fair value method of accounting, using the Black Scholes option pricing model and recognizing compensation cost for the outstanding options based on the fair market value of the grant date, net income and earnings per share on a pro forma basis would have been as follows:

                                                       Three Months Ended
                                                            March 31,
                                                        2004          2003
                                                      -------       -------
                                                      (In thousands, except
                                                         per share data)
Net income, as reported                               $   752       $   548

Deduct:  Total stock-based employee and director
   compensation expense under fair value based
   methods of awards, net of related tax effects          (31)          (18)
                                                      -------       -------
Pro forma net income                                  $   721       $   530
                                                      =======       =======
Earnings per share

   Basic - as reported                                $  0.25       $  0.19
   Basic - pro forma                                  $  0.24       $  0.19

   Diluted - as reported                              $  0.24       $  0.19
   Diluted - pro forma                                $  0.23       $  0.18

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions. The assumptions listed below were used in 2005 and 2004, with no practical changes during each respective period.

                                          Three Months Ended
                                               March 31,
                                         2005           2004
                                        ------        ---------
Dividend yield or expected dividends     1.36%        1.49%
Risk free interest rate                  4.20%        4.00%
Expected life                           10 yrs.       7-10 yrs.
Expected volatility                     24.65%        9.60%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at March 31, 2005 and December 31, 2004 and the results of operations for the three months ended March 31, 2005 and 2004. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

EXECUTIVE SUMMARY

Community Central Bank Corporation is the holding company for Community Central Bank in Mount Clemens, Michigan. The Corporation opened for business in October 1996 and serves businesses and consumers across Macomb, Oakland and St. Clair counties with a full range of lending, deposit, and Internet banking services. The Bank operates two full service facilities, one in Mount Clemens and the other in Rochester Hills, Michigan. Community Central Mortgage Company, LLC a subsidiary of the Corporation and Bank, operates locations in the Detroit metropolitan area. The Corporation's common shares trade on the Nasdaq National Market under the symbol "CCBD."

The results of operations depend largely on net interest income. Net interest income is the difference in interest income the Corporation earns on interest-earning assets, which comprise primarily commercial business and commercial real estate loans and the interest the Corporation pays on our interest-bearing liabilities, which are primarily certificates of deposit, money market and demand deposits. Management strives to match the repricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

The results of our operations may also be affected by local and general economic conditions. The largest geographic segment of our customer base is in Macomb County, Michigan. The economic base of the county continues to diversify from the automotive service sector. This trend should lessen the impact on the County of future economic downturns in the automotive sector of the economy. Macomb County's proximity to major highways and affordable housing has continued to spur economic growth in the area. Macomb County's outstanding debt has a current credit rating of AAA from Moody's Investor Service as of April 2004. Changes in the local economy may affect the demand for commercial loans and related small to medium business related products. This could have a significant impact on how the Corporation deploys earning assets. The competitive environment among other financial institutions and financial service providers and the Bank in Macomb, Oakland, and St. Clair counties of Michigan may affect the pricing levels of various deposit products. The impact of competitive rates on deposit products may increase the relative cost of funds for the Corporation and thus negatively impact net interest income.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The Corporation continued to grow its balance sheet consistent with a traditional commercial banking model. The Corporation expanded its branching base and assets and deposits in October 2003 through the acquisition of its Rochester Hills, Michigan branch from North Oakland Community Bank. The Corporation expects to continue growth through internal expansion primarily through commercial banking practices.

The Corporation continues to see competitive deposit rates offered from local financial institutions within the geographic proximity of the Bank which could have the affect of increasing the costs of funds at a level higher than management projects. The Corporation continues to utilize wholesale forms of funding earning assets through the FHLB and brokered CDs to balance both interest rate risk and the overall cost of funds. Brokered and internet CDs are based on a nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for CD products has intensified and the Bank has found this type of wholesale funding to often effectively compete with the rates offered for similar term retail CD products of local community and regional banks.

Community Central Mortgage Company, LLC ("the Mortgage Company"), which is a wholly owned mortgage-banking subsidiary of the Bank and the Corporation, has felt the effect of the nationwide slowdown in residential mortgage volumes. The mortgage company has scaled back both variable and fixed costs to match the reduced revenue generated because of this origination slowdown.

On February 14, 2005, Community Central Bank Corporation completed a subscription rights offering. The Corporation received gross proceeds of approximately $5.4 million from the offering and will use the proceeds to fund its growth strategy, for working capital and for general corporate purposes.

Community Central Bank Corporation ("the Corporation") recently entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Corporation, Community Central Bank (the "Bank"), and River Place Financial Corp., a Michigan-chartered bank ("River Place"), pursuant to which the Corporation will acquire all of the outstanding equity interests of River Place. River Place is a private bank wholly owned by the descendants of Julius Stroh, founder of The Stroh Brewery Company. River Place was established in 1983 to manage the private banking and trust needs of the Stroh family; and trusts managed by its trust department owned and controlled Stroh Brewery until its sale in 1999. Since the sale of Stroh Brewery, River Place's trust department has continued to manage the financial assets of the Stroh family. William A. Penner, CEO of River Place, will become the President of the Bank's newly created trust division. After retiring as First Vice President and Business Manager of Estate Settlement in a 30-year career for Comerica Bank, Mr. Penner took over as President of River Place in 1994.

In accordance with the Merger Agreement, River Place will merge with and into the Bank, with the Bank continuing as the surviving corporation. At least 80%, and up to 100% of the consideration to be paid for all of the outstanding common stock of River Place must be in restricted shares of common stock of the Corporation ("Shares"). A maximum of 250,000 Shares will be issued. The Shares to be delivered in connection with the Merger Agreement will be issued in a transaction exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) thereof, Regulation D, or other private offering exemptions, and similar exemptions under applicable state securities laws. The Shares will be issued with restricted security legends.

Consummation of the transaction is subject to certain conditions, including approval of the transaction by River Place stockholders and bank regulatory authorities. Closing of the transaction is expected to occur in the second quarter of 2005.

The pro forma effects of the acquisition on the Corporation's financial statements is insignificant.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ASSETS

The largest segment of asset growth for the first quarter of 2005 occurred in the security portfolio which increased $10.8 million and total loans which increased $4.6 million.

The largest portion of loan growth occurred primarily in the commercial real estate area consistent with the Corporation's commercial lending focus. During the first quarter, some categories of loans within the commercial and commercial real estate portfolio were reviewed to ensure the proper reporting of underlying collateral and purpose of the loan. It was determined that approximately $12 million of commercial and industrial loans should be classified as commercial real estate loans based on the underlying collateral. When both the commercial real estate loans and commercial and industrial loans are combined, the net increase from December 31, 2004 to the period ended March 31, 2005 is $4.0 million, representing the largest portion of total loan growth for the first quarter of 2005. Total residential real estate loans increased $1.4 million during the first quarter. The slower growth in the portfolio compared to prior quarterly periods was tied to the overall decrease in volume this segment of the lending market has experienced. The Corporation continues to focus on generation of adjustable rate mortgages for its portfolio of residential mortgage loans. The consumer loan portfolio decreased $488,000 for the quarterly period ended March 31, 2005. The decrease was due to runoff in the portfolio and slower growth in certain segments of seasonal boat lending.

The total security portfolio at March 31, 2005 was $63.4 million, which was comprised of $62.2 million in available for sale securities and $1.2 million in held to maturity securities. The security portfolio consisted of primarily federal agency securities and bank qualified tax-exempt municipal securities. The total portfolio increased $10.8 million from December 31, 2004. A portion of the increase in investment securities was attributable to funding from the rights offering completed in February 2005. These funds were invested into mortgage-backed securities with principal repayment characteristics that could be used to fund loan advances at a later date. The net change was driven by purchases of $17.6 million, with maturities, calls and sales comprising a reduction of $6.8 million. During the three months ended March 31, 2005, the federal agency debenture portfolio increased $4.7 million, which are partially pledged against repurchase agreements. The federal agency mortgage backed securities increased $5.2 million. The remaining increase in the total security portfolio comprised bank qualified tax-exempt municipal bonds. At March 31, 2005, the available for sale portfolio had a net unrealized loss of $703,000, compared to a $135,000 unrealized loss at December 31, 2004. Unrealized losses on securities have not been recognized into income because the issuers' bonds are of high credit qualify. We have the intent and ability to hold the securities for the foreseeable future and the decline in the fair value is primarily due to increased market interest rates.

Mortgage loans held for sale totaled $2.7 million at March 31, 2005 compared to $6.5 million at December 31, 2004. The decrease in mortgages held for sale was due to seasonality and an overall decrease in mortgage loan demand than in prior periods. The mortgage loans were originated by the Bank's mortgage subsidiary. Loans closed generally remain in loans held for sale for less than 30 days in duration. Loans are normally committed for sale before funding takes place. The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Accordingly, a downturn in the automotive industry could adversely affect a borrower's ability to repay its loan. Additionally, the Corporation had approximately $60.7 million in outstanding loans at March 31, 2005, to borrowers in the real estate rental and property management industries, representing approximately 33.4% of the total commercial real estate loan portfolio.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The major components of the loan portfolio for loans held for sale and loans in the portfolio are as follows:

                                      March 31,    Percentage    December 31,    Percentage        Net       Net
                                       2005      of total loans      2004      of total loans    Change    Change %
                                      ---------  --------------  ------------  --------------   --------   --------
                                                           (in thousands, except percentages)
Loans held for sale:
   Residential real estate            $   2,689       100.0%     $      6,491       100.0%     ($  3,802)   (58.6%)
                                      =========       =====      ============       =====      =========    =====
Loans held in the portfolio:
   Commercial real estate*            $ 181,971        58.7%     $    166,686        54.6%      $ 15,285      9.2%
   Commercial and industrial*            29,290         9.4            40,614        13.3        (11,324)   (27.9)
   Residential real estate               65,721        21.2            64,240        21.0          1,481      2.3
   Home equity lines                     18,557         6.0            18,864         6.2           (307)    (1.6)
   Consumer loans                        13,889         4.5            14,377         4.7           (488)    (3.4)
   Credit cards                             642         0.2               658         0.2            (16)    (2.4)
                                      ---------       -----      ------------       -----      ---------    -----
                                      $ 310,070       100.0%     $    305,439       100.0%      $  4,631      1.5%
                                      =========       =====      ============       =====      =========    =====

*Approximately $12 million of the commercial and industrial loan portfolio was reclassified as commercial real estate loans as discussed above.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

A summary of nonperforming assets is as follows:

                                                   March 31,  December 31,
                                                     2005        2004
                                                   --------   -----------
                                                   (Dollars in thousands)
Nonaccrual loans:
   Commercial real estate                          $     --   $       220
   Commercial and industrial                             58           305
   Residential real estate                              246            16
   Home equity lines                                     --            --
   Consumer loans                                        --            --
   Credit cards                                          --            --
                                                   --------   -----------
 Total nonaccrual loans                                 304           541

Accruing loans delinquent more than 90 days:
   Commercial real estate                          $     --   $        --
   Commercial and industrial                             --            --
   Residential real estate                              162           100
   Home equity lines                                     --            --
   Consumer loans                                        28           124
   Credit cards                                           1            10
                                                   --------   -----------
Total accruing loans delinquent more than 90 days       191           234
                                                   --------   -----------
Total nonperforming loans                               495           775

Other real estate owned
   Commercial real estate                               681           681
   Residential real estate                               16            --
                                                   --------   -----------
Total other real estate owned                           697           681
                                                   --------   -----------
Total nonperforming assets                         $  1,192   $     1,456
                                                   ========   ===========
Total nonperforming loans as a percentage of
   total loans                                         0.16%         0.25%
                                                   ========   ===========
Total nonperforming assets as a percentage
   of total assets                                     0.29%         0.37%
                                                   ========   ===========

At March 31, 2005, nonperforming loans totaled $495,000 compared to $775,000 at December 31, 2004, a decrease of $280,000. The largest portion of the decrease was attributable to a decrease in nonaccrual loans of $237,000. This was due to the payoffs of two commercial loans. Total nonperforming loans represented 0.16% of the total portfolio loans as of March 31, 2005 which is a decrease from December 31, 2004 at 0.25%. The balance of other real estate owned at March 31, 2005 was $697,000 relatively unchanged from December 31, 2004.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows an analysis of the allowance for credit losses:

                                          March 31,  December 31,
                                            2005        2004
                                          ---------  ------------
                                          (Dollars in thousands)
Balance as beginning of the period        $  3,377   $     3,573
Charge-offs:
   Commercial real estate                       --            --
   Commercial and industrial                    47         2,040
   Residential real estate                      18            61
   Home equity lines                            --            --
   Consumer loans                               28            71
   Credit cards                                  1            44
                                          --------   -----------
Total charge-offs                         $     94   $     2,216
                                          --------   -----------
Recoveries:
   Commercial real estate                       --            --
   Commercial and industrial                    47             1
   Residential real estate                      --            --
   Home equity lines                            --            --
   Consumer loans                                5            18
   Credit cards                                  1             1
                                          --------   -----------
Total recoveries                          $     53   $        20
                                          --------   -----------
Net charge-offs                                 41         2,196
                                          --------   -----------
Provision charged to earnings                  100         2,000
                                          --------   -----------
Balance at end of the period              $  3,436   $     3,377
                                          ========   ===========
As a percentage of total portfolio loans      1.11%         1.11%

The allowance for credit losses as a percentage of total loans remaining relatively unchanged at March 31, 2005, compared to December 31, 2004. The allowance for credit losses as a percentage of nonperforming loans was 694.1% at March 31, 2005. The loan portfolio has been reviewed and analyzed for the purpose of estimating probable credit losses inherent in the loan portfolio. The Corporation performs a detailed quarterly review of the allowance for credit losses. The Corporation evaluates those loans classified as substandard, under its internal risk rating system, on an individual basis for impairment under SFAS 114. The level and allocation of the allowance is determined primarily on management's evaluation of collateral value, less the cost of disposal, for loans reviewed in this category. The remainder of the total loan portfolio is segmented into homogeneous loan pools with similar risk characteristics for evaluation under SFAS 5. The Corporation uses such factors such as, historical portfolio losses, national and local economic trends and levels of delinquency to determine the appropriate level and allocation of the allowance for loans in this grouping. The Corporation's policy dictates that specifically identified credit losses be recognized immediately by a charge to the allowance for credit losses. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

Although management believes that the allowance for credit losses is adequate to absorb losses as they arise, there can be no assurance that the Corporation will not sustain losses in any given period that could be substantial in relation to the size of the allowance for credit losses.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

LIABILITIES

During the three months ended March 31, 2005, total deposits increased $14.8 million to $293.7 million. The increase in deposits was attributable to increases in certificates of deposit, which increased $15.0 million. Noninterest bearing demand deposits and savings increased $4.7 million and $2.7 million, respectively. This was offset by decreases in money market and NOW accounts of $7.7 million. The decrease in money market balances was attributable to seasonal factors and the current competitive rate environment.

The largest segment of deposit growth occurred in brokered certificates of deposit, which increased $10.5 million during the first quarter. Brokered certificates totaled $60.6 million at March 31, 2005. Internet certificates of deposit totaled $28.2 million at March 31, 2005 increasing $594,000 from December 31, 2004. Local municipal time deposits totaled $46.4 million at March 31, 2005, which was a decrease of $902,000 from December 31, 2004.

The major components of deposits are as follows:

                              March 31,      Percentage     December 31,      Percentage        Net       Net
                                2005     of total deposits      2004      of total deposits   Change    Change %
                              ---------  -----------------  ------------  -----------------  --------   --------
                                                       (Dollars in Thousands)
Noninterest bearing demand    $  36,805         12.5%       $     32,080          11.5%      $  4,725     14.7%
NOW accounts-interest
   Bearing checking              11,910          4.1              12,575           4.5           (665)    (5.3)
Money market                     20,804          7.1              27,871          10.0         (7,067)   (25.4)
Savings                          23,288          7.9              20,539           7.4          2,749     13.4
Time deposits under $100,000     61,610         21.0              60,375          21.6          1,235      2.0
Time deposits $100,000 and
   Over                         139,220         47.4             125,416          45.0         13,804     11.0
                              ---------       ------        ------------        ------       --------   ------
Total deposits                  293,637       100.00%            278,856         100.0%        14,781      5.3%
                              =========       ======        ============        ======       ========   ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Short term borrowings at March 31, 2005 consisted of short term FHLB advances of $24.0 million and securities sold with an agreement to repurchase them the following day of $9.5 million. Following are details of our short term borrowings for the dates indicated:

                                                    March 31,  December 31,
                                                      2005         2004
                                                    ---------  ------------
                                                    (Dollars in thousands)
Amount outstanding at end of period
  Repurchase agreements                             $  9,530   $    11,492
  Short-term FHLB advances                          $ 24,000   $    17,000

Weighted average interest rate on ending balance
  Repurchase agreements                                 1.50%         1.00%
  Short-term FHLB advances                              2.65%         2.23%

Maximum amount outstanding at any month end
during the period
  Repurchase agreements                             $ 10,039   $    24,995
  Short-term FHLB advances                          $ 41,360   $    17,000

In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate mortgage instruments and investment securities. These advances are secured under a blanket security agreement by first mortgage loans and the pledging of certain securities. Long-term advances comprised twenty-six advances with maturities from July 2006 to December 2012.

FHLB advances outstanding at March 31, 2005 were as follows:

                          Ending      Average rate
                          Balance   at end of period
                          --------  ----------------
                            (Dollars in thousands)
Short-term FHLB advances  $ 24,000       2.65%
Long-term FHLB advances     41,360       4.09%
                          --------       ----
                          $ 65,360       3.56%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate risk require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by $22.5 million in available unsecured federal funds borrowing facilities, and a $75.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of March 31, 2005, unused commitments comprised $76.2 million. The Bank has $144.6 million in time deposits coming due within the next twelve months from March 31, 2005. At March 31, 2005, the Bank had $60.6 million in brokered certificates of deposit, of which $38.3 million is due within one year or less. Additionally, at March 31, 2005, municipal time deposits and internet time deposits were $45.4 million and $46.3 million, respectively. Municipal time deposits typically have maturities less than three months. $23.7 million of internet certificates of deposit mature in one year or less. On February 15, 2005, the Corporation's Board of Directors declared the Corporation's twelfth consecutive quarterly cash dividend of $0.05 per common share, payable April 1, 2005, to shareholders of record March 1, 2005.

Following are selected capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                            March 31,      December 31,   Minimum Ratio
                                              2005             2004        for Capital
                                        ---------------  ---------------     Adequacy        Ratio to be
                                        Capital  Ratio   Capital  Ratio      Purposes    "Well Capitalized"
                                        -------  ------  -------  ------  -------------  ------------------
Total capital to risk-weighted assets
     Consolidated                       $44,135  14.26%  $38,177  12.58%        8%             10%
     Bank only                           37,113  12.02%   36,349  12.00%        8%             10%

Tier I capital to risk-weighted assets
     Consolidated                       $40,699  13.15%  $33,068  10.90%        4%              6%
     Bank only                           33,667  10.91%   32,972  10.89%        4%              6%

Tier I capital to average assets
     Consolidated                       $40,699  10.18%  $33,068   8.47%        4%             NA
     Bank only                           33,667   8.45%   32,972   8.47%        4%              5%

Management believes that the current capital position as well as net income from operations, loan repayments and other sources of funds will be adequate to meet our short and long term liquidity needs.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows the changes in stockholders' equity for the three months ended March 31, 2005:

                                                         Unearned   Accumulated Other
                                     Common   Retained   Employee     Comprehensive     Total
                                     Stock    Earnings   Benefits      Income/(Loss)    Equity
                                    --------  --------   --------   -----------------  --------
Beginning balance, January 1        $ 20,774  $  5,111   ($   205)      ($    89)      $ 25,591

Cash dividend                             --      (162)        --             --           (162)
Stock option exercise/stock awards         7        --         --             --              7
Rights offering                        5,275        --         --             --          5,275
Net income                                --       752         --             --            752
Release of ESOP shares                    --        --         13             --             13
Change in unrealized gain/loss            --        --         --           (371)          (371)
                                    --------  --------   --------       --------       --------
Balance March 31, 2005              $ 26,056  $  5,701   ($   192)      ($   460)      $ 31,105
                                    ========  ========   ========       ========       ========

NET INTEREST INCOME

For the quarter ended March 31, 2005, net interest income increased by 12.3%, or $340,000, over the first quarter of 2004. This increase was primarily attributable to an expanded interest earning asset base, which was aided by an increased net interest margin. The net interest margin increased primarily from the increase in short term market interest rates and the corresponding increase in the yield on prime sensitive loans contained in the commercial real estate and commercial and industrial portfolios, when comparing the quarterly period of March 31, 2005 compared to the quarterly period March 31, 2004. The Corporation had approximately $148.0 million in loans that could reprice within three months as of March 31, 2005. The net interest margin on a fully taxable equivalent basis increased for the first quarter of 2005 to 3.34% compared to the first quarter of 2004 at 3.19%.

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

                                                  Three Months Ended
                                                 March 31, 2005 vs. 2004
                                                -------------------------
                                                       Increase (Decrease)
                                                        Due to Changes In
                                                       ------------------
                                                        Volume
                                                Total  and Both     Rate
                                                -----  --------    ------
                                                    (In thousands)
Earning Assets - Interest Income
   Loans                                        $ 674   $ 309      $  365
   Securities                                      61      41          20
   Federal funds sold                              24       1          23
                                                -----   -----      ------

     Total                                        759     351         408
                                                -----   -----      ------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                   (1)    (13)         12
   Savings deposits                                81      63          18
   Time deposits                                  173      48         125
   FHLB advances and repurchase agreements        128      46          82
   ESOP loan interest expense                      --      (1)          1
   Subordinated debentures                         38      --          38
                                                -----   -----      ------

     Total                                        419     143         276
                                                -----   -----      ------
Net Interest Income                             $ 340   $ 208      $  132
                                                =====   =====      ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and nine month periods ended March 31, 2005 and 2004. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.

                                                               Three Months Ended March 31,
                                                  --------------------------------------------------------
                                                              2005                        2004
                                                  --------------------------------------------------------
                                                                      Average                      Average
                                                            Interest   Rate              Interest   Rate
                                                   Average  Income/   Earned/   Average   Income/  Earned/
                                                   Balance  Expense    Paid     Balance   Expense   Paid
                                                  --------  --------  -------  --------  --------  -------
                                                                       (In thousands)
Assets
   Loans                                          $311,301  $  4,821   6.19%   $291,751  $  4,147   5.69%
   Securities                                       58,305       560   3.84      54,051       499   3.69
   Federal funds sold                                7,682        46   2.40       7,489        22   1.18
                                                  --------  --------   ----    --------  --------   ----
Total Earning Assets/
   Total Interest Income                           377,288     5,427   5.75     353,291     4,668   5.29
                                                  --------  --------   ----    --------  --------   ----
Cash and due from banks                              6,758                        6,756
All other assets                                    16,623                       12,466
                                                  --------                     --------
Total Assets                                      $400,669                     $372,513
                                                  ========                     ========
Liabilities and Equity
   NOW and money market accounts                  $ 37,915       106   1.12    $ 42,527       107   1.01
   Savings deposits                                 22,012       106   1.93       8,905        25   1.12
   Time deposits                                   190,946     1,342   2.81     184,259     1,169   2.54
   FHLB advances and repurchase agreements          74,317       602   3.24      68,564       474   2.77
   ESOP loan                                           200         3   6.00         264         3   4.55
   Subordinated debentures                          10,310       165   6.40      10,000       127   5.08
                                                  --------  --------   ----    --------  --------   ----
Total Interest Bearing Liabilities/
   Total Interest Expense / Interest Rate Spread   335,700     2,324   2.77     314,519     1,905   2.42
                                                  --------  --------   ----    --------  --------   ----
Noninterest bearing demand deposits                 34,838                       32,525
All other liabilities                                1,617                        1,386
Stockholders' equity                                28,514                       24,083
                                                  --------                     --------
Total Liabilities and Stockholder's Equity        $400,669                     $372,513
                                                  ========                     ========
Net Interest Income                                         $  3,103                     $  2,763
                                                            ========                     ========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                        3.29%                        3.13%
                                                                       ====                         ====
Net Interest Margin
   (fully taxable equivalent)                                          3.34%                        3.19%
                                                                       ====                         ====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the three months ended March 31, 2005 was $100,000, which was a decrease of $25,000 from the three months ended March 31, 2004 and was due in part to favorable trends in credit quality. The provision was made based on the overall detailed quarterly review of the allowance for credit losses. Net loan charge offs for the first quarter of 2005 were $41,000 and represented 1 basis point of the total loan portfolio on an annualized basis.

NONINTEREST INCOME

Noninterest income of $946,000 for the three months ended March 31, 2005 decreased by $652,000, or 40.8%, compared to the first three months of 2004. The largest component of noninterest income is mortgage banking income. Mortgage banking income decreased $552,000, or 44.0%, for the first quarter of 2005 compared to the first quarter of 2004. The decrease in mortgage banking income was the result of a decrease in gains on the sale of mortgage loans, which was attributable to lower volumes of residential mortgage loan sales as compared to the same period a year ago. Service charge income of $70,000, and other noninterest income of $144,000 increased 2.9% and 3.6%, respectively from quarter to quarter. Net security gains of $30,000 for the first quarter 2005 were the result of security restructuring activities and were down from the $137,000 in net security gains from the first quarter of 2004, due in part to the increase in overall market interest rates.

NONINTEREST EXPENSE

Noninterest expense in the first quarter of 2005 was $2.9 million, a decrease of $598,000 from the first quarter of 2004, or 17.1%. The total decrease in noninterest expense was primarily associated with reductions in cost associated with residential mortgage activity. Salaries, benefits, and payroll taxes for the first quarter of 2005 were $1.8 million, which decreased 5.6% due to lower commission expense associated with lower mortgage origination activity. Net occupancy expense of $356,000 remained relatively unchanged, decreasing $5,000 or 1.4%. A decrease in occupancy expense was related to the closing of two mortgage branch origination offices, but was partially offset by higher costs in other branch locations and administrative offices primarily as a result of cost of living adjustments. Other operating expense of $779,000 for the first quarter of 2005, decreased $488,000 due to cost reductions associated with reduced level of mortgage banking operations including marketing, promotional, office supplies and other general and administrative costs.

PROVISION FOR INCOME TAXES

The provision of federal income taxes of $308,000 for the quarter ended March 31, 2005 increased $107,000, or 53.2% over the first quarter of 2004. The increase in the federal income tax provision was due to a 41.5% increase in pretax income, but also due to a higher effective tax rate over the respective periods. The higher effective tax rate was attributable to comparative level investments in bank qualified tax-exempt securities and bank owned life insurance for the first quarter of 2005 compared to 2004, versus an increasing taxable income base.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ASSET/LIABILITY MANAGEMENT

The Asset Liability Management Committee ("ALCO"), which meets at least quarterly, is responsible for reviewing interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk.

Currently two quantitative tools are used to measure and monitor interest rate risk: static gap analysis and net interest income simulation modeling. Each of these interest rate risk measurements has limitations, but management believes when these tools are evaluated together, they provide a balanced view of our exposure to interest rate risk.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table presents an analysis of our interest-sensitivity static gap position at March 31, 2005. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At March 31, 2005, we are considered asset sensitive in the time interval of the first three months. We are also considered to be slightly liability sensitive at the one year accumulated gap position.

                                                 After Three   After One
                                       Within     Months But    Year But     After
                                        Three    Within One      Within      Five
                                       Months       Year       Five Years    Years      Total
                                      ---------  -----------   ----------  ---------  ---------
                                                        (Dollars in thousands)
Interest earning assets:
   Federal funds sold                 $   6,800   $       --   $       --  $      --  $   6,800
   Securities                            14,074       12,610       23,609     13,782     64,075
   FHLB stock                                --           --           --      3,281      3,281
   Portfolio loans and
     held for resale                    148,761       22,967      102,844     38,187    312,759
                                      ---------  -----------   ----------  ---------  ---------
     Total                              169,635       35,577      126,453     55,250  $ 386,915
                                      ---------  -----------   ----------  ---------  =========
Interest bearing liabilities:
   NOW and money market
     accounts                             2,647       13,024       17,043         --  $  32,714
   Savings deposits                       2,329        6,754       14,205         --     23,288
   Jumbo time deposits                   47,981       57,760       30,730      2,749    139,220
   Time deposits < $100,000               8,318       30,587       22,705         --     61,610
   Repurchase agreements                  9,530           --           --         --      9,530
   FHLB                                  16,000        6,000       31,350     12,000     65,350
   ESOP payable                             192           --           --         --        192
   Subordinated debentures               10,310           --           --         --     10,310
                                      ---------  -----------   ----------  ---------  ---------
     Total                               97,307      114,125      116,033     14,749  $ 342,214
                                      ---------  -----------   ----------  ---------  =========
Interest rate sensitivity gap         $  72,328  ($   78,548)  $   10,420  $  40,501
Cumulative interest rate
   sensitivity gap                               ($    6,220)  $    4,200  $  44,701
Interest rate sensitivity gap
   ratio                                   1.74        (0.31)        1.09       3.75
Cumulative interest rate
   sensitivity gap ratio                               (0.97)        1.01       1.13

We also evaluates interest rate risk using a simulation model. The use of simulation models to assess interest rate risk is an accepted industry practice, and the results of the analysis are useful in assessing the vulnerability of our net interest income to changes in interest rates. However, the assumptions used in the model are oversimplifications and not necessarily representative of the actual impact of interest rate changes. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds of various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities, and changes in market conditions impacting loan and deposit volumes and pricing. These assumptions are inherently uncertain, and subject to fluctuation and revision in a dynamic environment. Therefore, the model cannot precisely estimate future net interest income or exactly predict the impact of higher or lower interest rates. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, changes in market conditions, management's pricing decisions, and customer reactions to those decisions, among other factors.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

On a quarterly basis, the net interest income simulation model is used to quantify the effects of hypothetical changes in interest rates on the Bank's net interest income over a projected twelve-month period. The model permits management to evaluate the effects of shifts in the Treasury Yield curve, upward and downward, on net interest income expected in a stable interest rate environment.

As of December 31, 2004 the table below, based on the most recent and available analysis, reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast.

                                          Percentage Change
       Interest Rate Scenario           In Net Interest Income
       ----------------------           ----------------------
Interest rates up 300 basis points               3.24%
Interest rates up 200 basis points               2.70%
Interest rates up 100 basis points               1.64%
Base case                                          --
Interest rates down 100 basis points            (2.00%)
Interest rates down 200 basis points            (1.76%)
Interest rates down 300 basis points            (3.46%)

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 ("Act")) as of March 31, 2005, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a -- 15(f) of the Act) that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Cash Dividend - On February 15, 2005, the Corporation's Board of Directors declared the Corporation's twelfth quarterly cash dividend of $0.05 per common share, payable April 1, 2005, to shareholders of record March 1, 2005.

Stock Dividend - On April 19, 2005, the Corporation's Board of Directors declared a 5% stock dividend payable June 1, 2005, to shareholder of record May 2, 2005.

ITEM 6. EXHIBITS.

See Exhibit Index attached.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2005.

                                    COMMUNITY CENTRAL BANK CORPORATION

                                    By: /S/ DAVID A. WIDLAK
                                        ----------------------------------------
                                    David A. Widlak;
                                    President and CEO
                                    (Principal Executive Officer)

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

  3.2       Bylaws of the Corporation are incorporated by reference to Exhibit
            3.2 of the Corporation's Quarterly Report on Form 10-QSB filed with the SEC for the quarter ended June 30, 2004 (SEC File No. 000-33373)

  4.1 Specimen of Stock Certificate of Community Central Bank Corporation is incorporated by reference to Exhibit 4.2 of the Corporation's
            Registration Statement on Form SB-2 (SEC File No. 333-04113) which became effective on September 23, 1996

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

  10.3      1999 Stock Option Plan for Directors in incorporated by reference to
            Exhibit 10.5 of the Corporation's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 1999 (SEC File No.
            000-33373)

  10.4      2000 Employee Stock Option Plan is incorporated by reference to
            Exhibit 10.6 of the Corporation's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2000 (SEC File No.
            000-33373)

  10.5 2002 Incentive Plan is incorporated by reference to Exhibit 10.7 of the Corporation's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2001 (SEC File No. 000-33373)

  10.6 Community Central Bank Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10.6 of the Corporation's
            Quarterly Report on Form 10-QSB filed with the SEC for the quarter ended June 20, 3003 (SEC File No. 000-33373)

  10.7 Community Central Bank Death Benefit Plan is incorporated by reference to Exhibit 10.7 of the Corporation's Quarterly Report on Form 10-QSB filed with the SEC for the quarter ended June 20, 3003
            (SEC File No. 000-33373)

  10.8 Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Corporation's Current Report on Form 8-K filed with the SEC on March 25, 2005. (SEC File No. 000-33373)

  10.9 Summary of Named Executive Officer Salary and Bonus Arrangements is incorporated by reference to Exhibit 10.9 of the Corporation's
            Annual Report filed with the SEC on Form 10-KSB for the year ended
            December 31, 2004. (SEC File No. 000-33373)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

  10.10 Summary of Current Director Fee Arrangements is incorporated by reference to Exhibit 10.10 of the Corporation's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2004. (SEC File No. 000-33373)

  11        Computation of Per Share Earnings

  31.1      Rule 13a - 14(a) Certification (Chief Executive Officer)

  31.2      Rule 13a - 14(a) Certification (Chief Financial Officer)

  32        Rule 1350 Certifications