Form 10QSB
period 2005-06-30
COMMUNITY CENTRAL BANK CORP
filed 2005-08-12
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended    June 30, 2005
                                  -------------

                          Commission File No. 000-33373

                       COMMUNITY CENTRAL BANK CORPORATION
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

             Michigan                                     38-3291744
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


          100 North Main Street, PO Box 7, Mount Clemens, MI 48046-0007
          -------------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (586) 783-4500
                                 --------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                              Outstanding at August 12, 2005
               -----                              ------------------------------
            Common Stock                                 3,648,134 Shares


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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                       June 30,         December 31,
                                                         2005                2004
                                                      (Unaudited)
                                                       ---------         ---------
Assets                                                       (In thousands)
Cash and due from banks                                   $8,489            $4,183
Federal funds sold                                         7,900             3,000
                                                       ---------         ---------
   Cash and Cash Equivalents                              16,389             7,183
                                                       ---------         ---------

Securities available for sale, at fair value              63,489            51,425
Securities held to maturity, at amortized cost             1,126             1,161
FHLB stock                                                 3,647             3,246
Residential mortgage loans held for sale                   4,041             6,491

Loans

   Commercial loans                                      218,226           207,300
   Residential loans                                      89,698            83,104
   Installment loans                                      15,563            15,035
                                                       ---------         ---------
   Total Loans                                           323,487           305,439
Allowance for credit losses                               (3,874)           (3,377)
                                                       ---------         ---------
   Net Loans                                             319,613           302,062
                                                       ---------         ---------

Net property and equipment                                 8,478             6,921
Accrued interest receivable                                1,648             1,391
Other real estate owned                                      677               681
Goodwill                                                   1,381               743
Intangibles, net of amortization                             255               134
Cash surrender value of Bank owned life insurance          7,690             7,519
Other assets                                               2,751             2,581
                                                       ---------         ---------
   Total Assets                                         $431,185          $391,538
                                                       =========         =========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED BALANCE SHEETS

                                                       June 30,         December 31,
                                                         2005                2004
                                                      (Unaudited)
                                                       ---------         ---------
Liabilities                                          (In thousands, except share data)
Deposits
   Noninterest bearing demand deposits                   $39,462           $32,080
   NOW and money market accounts                          39,853            40,446
   Savings deposits                                       15,731            20,539
   Time deposits                                         208,637           185,791
                                                       ---------         ---------
   Total deposits                                        303,683           278,856
                                                       ---------         ---------

Repurchase agreements                                      8,990            11,492
Federal Home Loan Bank advances                           70,560            63,360
Accrued interest payable                                   1,067               780
Other liabilities                                          1,550               944
ESOP note payable                                            180               205
Subordinated debentures                                   10,310            10,310
                                                       ---------         ---------
   Total Liabilities                                     396,340           365,947
                                                       ---------         ---------
Stockholders' Equity

   Common stock -- 9,000,000 shares authorized;
     3,648,134 shares issued and outstanding at
     6-30-2005 and 3,008,152 at 12-31-2004                31,099            20,774
   Retained earnings                                       4,155             5,111
   Unearned employee benefit                                (180)             (205)
   Accumulated other comprehensive (loss) income            (229)              (89)
                                                       ---------         ---------
   Total Stockholders' Equity                             34,845            25,591
                                                       ---------         ---------
Total Liabilities and Stockholders' Equity              $431,185          $391,538
                                                       =========         =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                     Three Months Ended      Six Months Ended
                                                         June 30,                June 30,
                                                    2005        2004         2005        2004
                                                   -------     -------      -------     -------
                                                      (In thousands, except per share data)
Interest Income
   Loans (including fees)                          $ 5,152     $ 4,361      $ 9,973     $ 8,508
   Securities                                          702         519        1,262       1,018
   Federal funds sold                                   48          19           94          41
                                                   -------     -------      -------     -------
   Total Interest Income                             5,902       4,899       11,329       9,567
                                                   -------     -------      -------     -------
Interest Expense
   Deposits                                          1,842       1,369        3,396       2,670
   Short term borrowings                                39          21           78          45
   Advances from FHLB                                  647         442        1,210         892
   ESOP loan interest expense                            3           2            6           5
   Interest expense of subordinated debentures         182         129          347         256
                                                   -------     -------      -------     -------
   Total Interest Expense                            2,713       1,963        5,037       3,868
                                                   -------     -------      -------     -------
   Net Interest Income                               3,189       2,936        6,292       5,699
Provision for credit losses                             --       1,475          100       1,600
                                                   -------     -------      -------     -------
   Net Interest Income after Provision               3,189       1,461        6,192       4,099
                                                   -------     -------      -------     -------
Noninterest Income
   Deposit service charges                              78          70          148         138
   Net realized security gain (loss)                    20         (17)          50         120
   Mortgage banking income                             914       1,476        1,616       2,730
   Other income                                        164         201          308         341
                                                   -------     -------      -------     -------
   Total Noninterest Income                          1,176       1,730        2,122       3,329
                                                   -------     -------      -------     -------
Noninterest Expense
   Salaries, benefits, and payroll taxes             1,765       1,952        3,519       3,811
   Premises and fixed asset expense                    397         377          753         738
   Other operating expense                           1,039         807        1,818       2,075
                                                   -------     -------      -------     -------
Total Noninterest Expense                            3,201       3,136        6,090       6,624
                                                   -------     -------      -------     -------
   Income Before Taxes                               1,164          55        2,224         804
Provision for income taxes                             334         (51)         642         150
                                                   -------     -------      -------     -------
   Net Income                                      $   830     $   106      $ 1,582     $   654
                                                   =======     =======      =======     =======

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Per share data:

  Basic earnings                    $   0.24     $   0.04     $   0.48     $   0.22
                                    ========     ========     ========     ========
  Diluted earnings                  $   0.24     $   0.03     $   0.47     $   0.22
                                    ========     ========     ========     ========
  Cash Dividends                    $   0.05     $   0.05     $   0.10     $   0.10
                                    ========     ========     ========     ========


* Per share data has been retroactively adjusted for 2005 stock dividend.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                  Three Months Ended         Six Months Ended
                                                       June 30,                 June 30,
                                                   2005        2004         2005         2004
                                                 -------     -------      -------      -------
                                                                 (In thousands)
Net Income as Reported                           $   830     $   106      $ 1,582      $   654

Other Comprehensive Income, Net of Tax
   Change in unrealized losses on securities
   Available for sale                                231        (818)        (140)        (601)
                                                 -------     -------      -------      -------

Comprehensive Income                             $ 1,061     ($  712)     $ 1,442      $    53
                                                 =======     =======      =======      =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                                Six Months Ended June 30,
                                                                                   2005          2004
                                                                                 --------      --------
                                                                                     (In thousands)
Operating Activities
   Net income                                                                    $  1,582      $    654
   Adjustments to reconcile net income to net cash flow
     from operating activities:
    Net amortization of security premium                                              146           201
    Net gain on sales and call of securities                                          (49)         (120)
    Provision for credit losses                                                       100         1,600
    Depreciation expense                                                              251           233
    Deferred income tax expense                                                       130          (206)
    ESOP compensation expense                                                          25            41
    (Decrease) increase in accrued interest receivable                               (257)          (89)
    Increase (decrease) in other assets                                                 1          (483)
    Increase in accrued interest payable                                              287           114
    Increase (decrease) in other liabilities                                           37          (345)
    Decrease in loans held for sale                                                 2,405         3,233
                                                                                 --------      --------
   Net Cash Provided by Operating Activities                                        4,658         4,833

Investing Activities
   Maturities, calls, sales and prepayments of securities available for sale       15,760        41,541
   Purchase of securities available for sale                                      (25,805)      (41,024)
   Maturities, calls, and prepayments of held to maturity securities                   34            62
   Purchases of held to maturity securities                                          (401)         (199)
   (Increase) decrease in loans                                                   (16,924)      (30,344)
   Purchases of property and equipment                                             (1,808)       (1,133)
                                                                                 --------      --------
   Net Cash Used in Investing Activities                                          (29,144)      (31,097)

Financing Activities
   Net increase in demand and savings deposits                                      1,137        11,773
   Net increase in time deposits                                                   22,846        43,126
   Net decrease in short term borrowings                                           (2,502)       (4,560)
   Increase (decrease) increase in FHLB advances                                    7,200         6,000
   Rights/Public stock offering                                                     5,275            --
   Payment of ESOP debt                                                               (25)          (41)
   Stock option exercise/award                                                        103            52
   Cash dividends paid                                                               (342)         (284)
                                                                                 --------      --------
   Net Cash Provided by Financing Activities                                       33,692        56,066
                                                                                 --------      --------
Increase in Cash and Cash Equivalents                                               9,206        29,802
Cash and Cash Equivalents at the Beginning of the Year                              7,183         6,227
                                                                                 --------      --------
Cash and Cash Equivalents at the End of the Period                               $ 16,389      $ 36,029
                                                                                 ========      ========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                                 $  5,037      $  3,754
   Federal Taxes Paid                                                            $    450      $    375
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

     The Corporation's Consolidated Balance Sheets are presented as of June 30, 2005 and December 31, 2004, and Consolidated Statements of Income and Comprehensive Income for the six month periods ended June 30, 2005 and 2004, and Consolidated Statements of Cash Flow for the six months ended June 30, 2005 and 2004. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

     Allowance for Credit Losses: The allowance for credit losses is maintained at a level considered by management to be adequate to absorb losses inherent in existing loans and loan commitments. The adequacy of the allowance is based on evaluations that take into consideration such factors as prior loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific impaired or problem loans and commitments, current economic conditions that may affect the borrower's ability to pay, and other subjective factors. The determination of the allowance is also based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, and guidance issued from other regulatory bodies such as the joint policy statement issued by the Federal Financial Institutions Examination Council.

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

     The trust preferred securities may constitute up to 25% of tier I capital. Any amount in excess of this limit may be included as tier 2 capital. At June 30, 2005, the total allowable trust preferred issuance of $10 million was included in the Corporation's tier 1 capital. Prior to 2004, the trust was consolidated in the Corporation's financial statements, with the trust preferred securities issued by the trust reported in liabilities as "Guaranteed Preferred Beneficial Interest in the Corporation's Subordinated Debentures" and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is no longer consolidated with the Corporation, accordingly, the Corporation does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Corporation and held by the trust, as these are no longer eliminated in consolidation.

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

4. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment, (SFAS 123R), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. As required by SFAS 123R, as with SFAS 123, the Corporation will be required to estimate the fair value of all stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. The provisions of this statement will be effective for the Corporation beginning January 1, 2006.

     The Corporation did not issue incentive options during the six months ended June 30, 2005 or 2004. If the Corporation had used the fair value method of accounting, using the Black Scholes option pricing model and recognizing compensation cost for the outstanding options based on the fair market value of the grant date, net income and earnings per share on a pro forma basis would have been as follows:

                                                     Three Months Ended            Six Months Ended
                                                           June 30,                    June 30,
                                                       2005         2004          2005         2004
                                                     -------      -------      ---------      -------
                                                           (in thousands, except per share data)
Net income, as reported                              $   830      $   106      $   1,582      $   654

Deduct:  Total stock-based employee and director
   compensation expense under fair value based
   methods of awards, net of related tax effects         (31)         (22)           (62)         (40)
                                                     -------      -------      ---------      -------
Pro forma net income                                 $   799      $    84      $   1,520      $   614
                                                     =======      =======      =========      =======
Earnings per share

   Basic - as reported                               $  0.24      $  0.04      $    0.48      $  0.22
   Basic - pro forma                                 $  0.23      $  0.03      $    0.46      $  0.21

   Diluted - as reported                             $  0.24      $  0.03      $    0.47      $  0.22
   Diluted - pro forma                               $  0.23      $  0.03      $    0.45      $  0.20

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions. The assumptions listed below were used in 2005 and 2004, with no practical changes during each respective period.

                                               Three Months Ended              Six Months Ended
                                                    June 30,                       June 30,
                                               2005         2004              2005         2004
                                             -------       -------           -------      -------
Dividend yield or expected dividends           1.38%             1.49%        1.41%             1.49%
Risk free interest rate                        4.20%             4.00%        4.20%             4.00%
Expected life                                10 yrs.       7 - 10 yrs.        10 yrs.     7 - 10 yrs.
Expected volatility                           24.65%             9.60%        24.65%            9.60%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at June 30, 2005 and December 31, 2004 and the results of operations for the three and six months ended June 30, 2005 and 2004. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include changes in interest rate and interest rate relationships; demand for products and services; the degree of competition by traditional and non traditional competitors; changes in banking regulation; changes in tax laws; changes in accounting standards; changes in prices, levies and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national and local economy; our ability to successfully integrate acquisitions into our existing operations, and the availability of new acquisition's that build shareholder value; and other factors, including risk factors, referred to from time to time in filings made by the Corporation with the Securities and Exchange Commission.

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

The results of operations depend largely on net interest income. Net interest income is the difference in interest income the Corporation earns on interest-earning assets, which comprise primarily commercial business, commercial real estate and residential real estate loans and the interest the Corporation pays on our interest-bearing liabilities, which are primarily certificates of deposit, money market and demand deposits, as well as borrowings. Management strives to match the repricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

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

The Corporation continues to see competitive deposit rates offered from local financial institutions within the geographic proximity of the Bank which could have the affect of increasing the costs of funds to a level higher than management projects. The Corporation continues to utilize wholesale forms of funding earning assets through the FHLB and brokered CDs to balance both interest rate risk and the overall cost of funds. Brokered and internet CDs are based on a nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for CD products has intensified and the Bank has found this type of wholesale funding to often effectively compete with the rates offered for similar term retail CD products of local community and regional banks.

Community Central Mortgage Company, LLC ("the Mortgage Company"), which is a wholly owned mortgage-banking subsidiary of the Bank and the Corporation, has felt the effect of the nationwide slowdown in residential mortgage volumes. The mortgage company has scaled back both variable and fixed costs to better match the reduced revenue generated because of this origination slowdown.

On February 14, 2005, Community Central Bank Corporation completed a subscription rights offering. The Corporation received gross proceeds of approximately $5.4 million from the offering and will use the proceeds to fund its growth strategy, for working capital and for general corporate purposes.

Community Central Bank Corporation (the "Corporation") entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Corporation, Community Central Bank (the "Bank"), and River Place Financial Corp., a Michigan-chartered bank ("River Place"), pursuant to which the Corporation acquired all of the outstanding equity interests of River Plan. River Place was a private bank wholly owned by the descendants of Julius Stroh, founder of The Stroh Brewery Company. River Place was established in 1983 to manage the private banking and trust needs of the Stroh family; and trusts managed by its trust department owned and controlled Stroh Brewery until its sale in 1999. In accordance with the Merger Agreement, River Place merged with and into the Bank with the Bank continuing as the surviving corporation. The consideration paid for River Place was primarily in restricted shares of common stock of the Corporation ("Shares"). The Shares delivered in connection with the Merger Agreement were issued in a transaction exempt from registration under the Securities Act of 1993, as amended, by reason of Section 4(2) thereof, Regulation D, or other private offering exemptions, and similar exemptions under applicable state securities laws. The Shares were issued with restricted security legends.

On June 30, 205, the acquisition and merger were completed after receiving all necessary regulatory approvals and the approval of the shareholders of River Place. The total cash paid to shareholders of River Place Financial Corporation was $512,000. The total shares of common stock of Community Central Bank Corporation exchanged for common shares surrendered from River Place Financial Corporation were 199,999 as prescribed under the merger agreement. Total gross capital generated from the transaction was $2.7 million. A total of $798,000 was generated in intangible assets from the transaction representing $638,000 of goodwill and $160,000 of an intangible asset associated with the customer relationships, which will be amortized on an accelerated basis for approximately 7 years. The total loans acquired through the transaction represented $682,000 at an estimated fair market value. The remaining asset base of River Place Financial Corporation recorded at estimated fair market values represented $2.3 million in short term agency debentures and cash on hand and other assets of $359,000. The total deposits assumed at the close of business on June 30, 2005 were $844,000. The remaining liabilities including accruals and severance payables were $57,000. A total of $75.0 million in off balance sheet trust assets under management were also acquired as part of the transaction.

William A. Penner, CEO of River Place, became the President of the Bank's newly created trust division. After retiring as First Vice President and Business Manager of Estate Settlement in a 30-year career for Comerica Bank, Mr. Penner took over as President of River Place in 1984. The trust division of the Bank has full trust powers and is actively pursuing additional trust customers aside from those relationships acquired as a result of the merger.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

ASSETS

Total assets increased $39.6 million, or 10.1% for the first six months ended June 30, 2005. The largest segment of asset growth for the first six months of 2005 occurred in the loan portfolio, which increased $18.0 million and total securities which increased $12.0 million.

The largest portion of loan growth occurred primarily in the commercial real estate area consistent with the Corporation's commercial lending focus. During the first quarter, some categories of loans within the commercial and commercial real estate portfolio were reviewed to ensure the proper reporting of underlying collateral and purpose of the loan. It was determined that approximately $12 million of commercial and industrial loans should be classified as commercial real estate loans based on the underlying collateral. When both the commercial real estate loans and commercial and industrial loans are combined, the net increase from December 31, 2004 to the period ended June 30, 2005 is $10.9 million, representing the largest portion of total loan growth. Total residential real estate loans increased $7.7 million during the first six months of 2005. Most of the growth in the residential portfolio occurred in the second quarter of 2005 and was comprised of adjustable rate mortgages. The Corporation continues to focus on generation of adjustable rate mortgages for its portfolio of residential mortgage loans, with approximately $49.6 million in total. The home equity line portfolio decreased $1.1 million during the first six months of 2005. This portfolio product is tied to the Wall Street prime interest rate. As short-term market rates have increased during 2005, some customers have moved balances in the home equity lines into other fixed rate products with lower overall interest rates. The consumer loan portfolio increased $526,000 for the six months ended June 30, 2005. The increase was primarily due to seasonal boat loans.

The total security portfolio at June 30, 2005 was $64.6 million, which was comprised of $63.5 million in available for sale securities and $1.1 million in held to maturity securities. The security portfolio primarily consisted of federal agency securities and bank qualified tax-exempt municipal securities. The total portfolio increased $12.0 million from December 31, 2004. A portion of the increase in investment securities was attributable to funding from the rights offering completed in February 2005. These funds were invested into mortgage-backed securities with principal repayment characteristics that could be used to fund loan advances at a later date. The net change was driven by purchases of $28.5 million, with maturities, calls and sales comprising a reduction of $16.5 million. During the six months ended June 30, 2005, the federal agency debenture portfolio increased $6.6 million, which are partially pledged against repurchase agreements. The federal agency mortgage backed securities increased $2.5 million. The remaining increase in the total security portfolio comprised bank qualified tax-exempt municipal bonds. At June 30, 2005, the available for sale portfolio had a net unrealized loss of $345,000, compared to a $135,000 unrealized loss at December 31, 2004. Unrealized losses on securities have not been recognized into income because the issuers' bonds are of high credit quality. We have the intent and ability to hold the securities for the foreseeable future and the decline in the fair value is primarily due to increased market interest rates.

Mortgage loans held for sale totaled $4.0 million at June 30, 2005 compared to $6.5 million at December 31, 2004. The decrease in mortgages held for sale was due to seasonality and an overall decrease in mortgage loan demand compared to prior periods. The mortgage loans were originated by the Bank's mortgage subsidiary. Loans closed generally remain in loans held for sale for less than 30 days. Loans are normally committed for sale before funding takes place. The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Accordingly, a downturn in the automotive industry could adversely affect a borrower's ability to repay its loan. Additionally, the Corporation had approximately $65.1 million in outstanding loans at June 30, 2005, to borrowers in the real estate rental and property management industries, representing approximately 34.7% of the total commercial real estate loan portfolio.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The major components of the loan portfolio for loans held for sale and loans in the portfolio are as follows:

                                            June 30,       Percentage     December 31,    Percentage         Net           Net
                                              2005       of total loans      2004       of total loans      Change        Change %
                                              ----       --------------      ----       --------------      ------        --------
                                                                       (in thousands, except percentages)
Loans held for sale:
   Residential real estate                  $  4,041         100.0%        $  6,491         100.0%         ($ 2,450)      (37.7%)
                                            ========         =====         ========         =====          ========       =====
Loans held in the portfolio:
   Commercial real estate*                  $187,795          58.1%        $166,686          54.6%         $ 21,109        12.7%
   Commercial and industrial*                 30,431           9.4           40,614          13.3           (10,183)      (25.1)
   Residential real estate                    71,907          22.2           64,240          21.0             7,667        11.9
   Home equity lines                          17,791           5.5           18,864           6.2            (1,073)       (5.7)
   Consumer loans                             14,903           4.6           14,377           4.7               526         3.7
   Credit cards                                  660           0.2              658           0.2                 2         0.3
                                            --------         -----         --------         -----          --------       -----
                                            $323,487         100.0%        $305,439         100.0%         $ 18,048         5.9%
                                            ========         =====         ========         =====          ========       =====

*Approximately $12 million of the commercial and industrial loan portfolio was reclassified during the 1st quarter of 2005 as commercial real estate loans as discussed above.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

A summary of nonperforming assets is as follows:

                                                     June 30,   December 31,
                                                       2005        2004
                                                      ------      ------
Nonaccrual loans:                                   (Dollars in thousands)
   Commercial real estate                             $   --      $  220
   Commercial and industrial                             794         305
   Residential real estate                                48          16
   Home equity lines                                      --          --
   Consumer loans                                         --          --
   Credit cards                                           --          --
                                                      ------      ------
Total nonaccrual loans                                   842         541

Accruing loans delinquent more than 90 days:
   Commercial real estate                             $   --      $   --
   Commercial and industrial                              --          --
   Residential real estate                               410         100
   Home equity lines                                      --          --
   Consumer loans                                         31         124
   Credit cards                                           26          10
                                                      ------      ------
Total accruing loans delinquent more than 90 days        467         234
                                                      ------      ------
Total nonperforming loans                              1,309         775

Other real estate owned
   Commercial real estate                                661         681
   Residential real estate                                16          --
                                                      ------      ------
Total other real estate owned                            677         681
                                                      ------      ------
Total nonperforming assets                            $1,986      $1,456
                                                      ======      ======
Total nonperforming loans as a
   percentage of total loans                            0.40%       0.25%
                                                      ======      ======
Total nonperforming assets as a percentage
   of total assets                                      0.46%       0.37%
                                                      ======      ======

At June 30, 2005, nonperforming loans totaled $1,309,000 compared to $775,000 at December 31, 2004, an increase of $534,000. The largest portion of the increase was attributable to an increase in nonaccrual loans of $301,000. The increase in nonaccrual loans was primarily due to the purchase of a mortgage position of a financial institution with a common interest in a loan to strengthen the position of the Bank in the subsequent disposition of the collateral on the loan. Total nonperforming loans represented 0.40% of the total portfolio loans as of June 30, 2005 which is an increase from December 31, 2004 of 0.25%. The balance of other real estate owned at June 30, 2005 was $677,000, relatively unchanged from December 31, 2004.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows an analysis of the allowance for credit losses:

                                             June 30,    December 31,
                                               2005          2004
                                             -------       -------
                                             (Dollars in thousands)
Balance as beginning of the period           $ 3,377       $ 3,573
Charge-offs:
   Commercial real estate                         --            --
   Commercial and industrial                      57         2,040
   Residential real estate                        18            61
   Home equity lines                              --            --
   Consumer loans                                141            71
   Credit cards                                    1            44
                                             -------       -------
Total charge-offs                            $   217       $ 2,216
                                             -------       -------
Recoveries:
   Commercial real estate                         --            --
   Commercial and industrial                     600             1
   Residential real estate                        --            --
   Home equity lines                              --            --
   Consumer loans                                 13            18
   Credit cards                                    1             1
                                             -------       -------
Total recoveries                             $   614       $    20
                                             -------       -------
Net charge-offs (recoveries)                    (397)        2,196
                                             -------       -------
Provision charged to earnings                    100         2,000
                                             -------       -------
Balance at end of the period                 $ 3,874       $ 3,377
                                             =======       =======
As a percentage of total portfolio loans        1.20%         1.11%

The allowance for credit losses as a percentage of total loans remaining relatively unchanged at June 30, 2005, compared to December 31, 2004. The allowance for credit losses as a percentage of nonperforming loans was 295.9% at June 30, 2005. The allowance for loan losses increased $437,000 in the second quarter of 2005 from loan recoveries, which were primarily attributable to partial collection of loan charge offs recorded in June 2004. Year to date net recoveries were $397,000, or 0.26% of average loans on an annualized basis. No provision for credit losses was made in the second quarter of 2005, based on credit quality, coupled with the size of the aforementioned loan recoveries. The second quarter 2005 recoveries were in contrast to the large loan loss provision of $1.5 million and net loan charge offs of $1.9 million necessary in the second quarter of 2004. The loan portfolio has been reviewed and analyzed for the purpose of estimating probable credit losses inherent in the loan portfolio. The Corporation performs a detailed quarterly review of the allowance for credit losses. The Corporation evaluates those loans classified as substandard, under its internal risk rating system, on an individual basis for impairment under SFAS 114. The level and allocation of the allowance is determined primarily on management's evaluation of collateral value, less the cost of disposal, for loans reviewed in this category. The remainder of the total loan portfolio is segmented into homogeneous loan pools with similar risk characteristics for evaluation under SFAS 5. The allowance for credit losses in maintained at a level considered by management to be adequate to absorb losses inherent in existing loans and loan commitments. The adequacy of the allowance is based on evaluations that take into consideration such factors as prior loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific impaired or problem loans and commitments, current economic conditions that may affect the borrower's ability to pay, and other subjective factors. The determination of the

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

allowance is also based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, and guidance issued from other regulatory bodies such as the joint policy statement issued by the Federal Financial Institutions Examination Council. The Corporation's policy dictates that specifically identified credit losses be recognized immediately by a charge to the allowance for credit losses. Management believes that the present allowance is adequate, based on the broad range of considerations utilized.

Although management believes that the allowance for credit losses is adequate to absorb losses as they arise, there can be no assurance that the Corporation will not sustain losses in any given period that could be substantial in relation to the size of the allowance for credit losses.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

LIABILITIES

During the six months ended June 30, 2005, total deposits increased $24.8 million to $303.7 million. The increase in deposits was attributable to increases in time deposits $100,000 and over, which increased $23.5 million. Noninterest bearing demand deposits and NOW accounts increased $7.4 million and $7.6 million, respectively. This was offset by decreases in money market and savings accounts of $13.0 million. The decrease in money market balances was attributable to seasonal factors, the current competitive rate environment and movement of funds between deposit products within the Bank.

The largest segment of deposit growth occurred in jumbo certificates of deposit. Brokered certificates of deposits increased $12.2 million during the first six months of 2005 to $62.3 million at June 30, 2005. Internet certificates of deposit decreased $6.6 million to end at $21.0 million at June 30, 2005. Local municipal time deposits totaled $51.0 million at June 30, 2005, which is an increase of $4.7 million from December 31, 2004. The Corporation continues to see competitive deposit rates offered from local financial institutions within the geographic proximity of the Bank which could have the affect of increasing the cost of funds to a level higher than management projects. The Corporation continues to utilize wholesale forms of funding earning assets through the FHLB and brokered CDs to balance both interest rate risk and the overall cost of funds. Brokered and internet CDs are based on a nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for CD products has intensified and the Bank has found this type of wholesale funding to often effectively compete with the rates offered for similar term retail CD products of local community and regional banks.

The major components of deposits are as follows:

                                    June 30,      Percentage      December 31,     Percentage             Net         Net
                                      2005    of total deposits      2004       of total deposits        Change     Change %
                                      ----    -----------------      ----       -----------------        ------     --------
                                                                    (Dollars in Thousands)
Noninterest bearing demand          $ 39,462          13.0%        $ 32,080             11.5%          $  7,382        23.0%
NOW accounts-interest
   bearing checking                   20,210           6.7           12,575              4.5              7,635        60.7
Money market                          19,643           6.5           27,871             10.0             (8,228)      (29.5)
Savings                               15,731           5.2           20,539              7.4             (4,808)      (23.4)
Time deposits under $100,000          59,723          19.6           60,375             21.6               (652)       (1.1)
Time deposits $100,000 and
   over                              148,914          49.0          125,416             45.0             23,498        18.7
                                    --------        -------        --------           ------           --------      ------
Total deposits                       303,683         100.00%        278,856            100.0%            24,827         8.9%
                                    ========        =======        ========           ======           ========      ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

Short term borrowings at June 30, 2005 consisted of short term FHLB advances of $16.7 million and securities sold with an agreement to repurchase them the following day of $8.9 million. Following are details of our short term borrowings for the dates indicated:

                                                     June 30,    December 31,
                                                       2005         2004
                                                     --------     ---------
                                                     (Dollars in thousands)
Amount outstanding at end of period
  Repurchase agreements                              $ 8,900      $11,492
  Short-term FHLB advances                           $16,700      $17,000

Weighted average interest rate on ending balance
  Repurchase agreements                                 2.00%        1.00%
  Short-term FHLB advances                              3.15%        2.23%


Maximum amount outstanding at any month end
during the period
  Repurchase agreements                              $ 8,950      $24,995
  Short-term FHLB advances                           $24,000      $17,000


In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate mortgage instruments and investment securities. These advances are secured under a blanket security agreement by first mortgage loans and the pledging of certain securities. Long-term advances comprised thirty advances with maturities from July 2006 to June 2015.

FHLB advances outstanding at June 30, 2005 were as follows:

                             Ending         Average rate
                             Balance      at end of period
                             -------      ----------------
                                 (Dollars in thousands)
Short-term FHLB advances     $16,700            3.15%
Long-term FHLB advances       53,860            4.15%
                             -------            ----
                             $70,560            3.91%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate risk require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by $22.5 million in available unsecured federal funds borrowing facilities, and a $75.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of June 30, 2005, unused commitments comprised $81.8 million. The Bank has $142.0 million in time deposits coming due within the next twelve months from June 30, 2005. At June 30, 2005, the Bank had $62.2 million in brokered certificates of deposit, of which $31.0 million is due within one year or less. Additionally, at June 30, 2005, municipal time deposits and internet time deposits were $51.0 million and $21.0 million, respectively. Municipal time deposits typically have maturities less than three months. $15.7 million of internet certificates of deposit mature in one year or less. On May 17, 2005, the Corporation's Board of Directors declared the Corporation's thirteenth consecutive quarterly cash dividend of $0.05 per common share, payable July 1, 2005, to shareholders of record June 1, 2005.

Following are selected capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                                         June 30,        December 31,   Minimum Ratio
                                                           2005             2004         for Capital
                                                     --------------    --------------     Adequacy        Ratio to be
                                                     Capital  Ratio    Capital  Ratio     Purposes      "Well Capitalized"
                                                     -------  -----    -------  -----     --------      ------------------
Total capital to risk-weighted assets
     Consolidated                                    $47,312  14.68%   $38,177  12.58%        8%              10%
     Bank only                                        40,961  12.75%    36,349  12.00%        8%              10%

Tier I capital to risk-weighted assets
     Consolidated                                    $43,438  13.48%   $33,068  10.90%        4%               6%
     Bank only                                        37,087  11.54%    32,972  10.89%        4%               6%

Tier I capital to average assets
     Consolidated                                    $43,438  10.64%   $33,068   8.47%        4%               NA
     Bank only                                        37,087   9.13%    32,972   8.47%        4%               5%

Management believes that the current capital position as well as net income from operations, loan repayments and other sources of funds will be adequate to meet our short and long term liquidity needs.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table shows the changes in stockholders' equity for the six months ended June 30, 2005:

                                                                     Unearned   Accumulated Other
                                         Common       Retained       Employee     Comprehensive        Total
                                         Stock        Earnings       Benefits     Income/(Loss)       Equity
                                        --------      --------       --------   -----------------  ---------
Beginning balance, January 1             $20,774       $5,111         $(205)          $(89)        $25,591

Cash dividend                                 --         (341)           --             --            (341)
Stock option exercise/stock awards           103           --            --             --             103
Rights offering                            5,275           --            --             --           5,275
Stock dividend                             2,197       (2,197)           --             --              --
Net income                                    --        1,582            --             --           1,582
Release of ESOP shares                        --           --            25             --              25
RPFC merger                                2,750           --            --             --           2,750
Change in unrealized gain/loss                --           --            --           (140)           (140)
                                        --------      --------       --------       --------       --------
Balance June 30, 2005                    $31,099       $4,155         $(180)         $(229)        $34,845
                                        ========      ========       ========       ========       ========

NET INTEREST INCOME

For the quarter ended June 30, 2005, net interest income increased by 8.6%, or $253,000, over the second quarter of 2004. This increase was primarily attributable to an expanded interest earning asset base, which was aided by an increased net interest margin. The increase in interest income over the respective periods was primarily related to a rate variance because of increases in short-term market interest rates and corresponding sensitivity of earning assets. The increase in interest expense was also related to an increase in short-term market interest rates and caused a rate variance that almost matched the rate variance of interest income. The net interest margin increased primarily from the increase in short term market interest rates and the corresponding increase in the yield on prime sensitive loans contained in the commercial real estate and commercial and industrial portfolios, when comparing the quarterly period of June 30, 2005 to the quarterly period June 30, 2004. The Corporation had approximately $145.8 million in loans that could reprice within three months as of June 30, 2005. The net interest margin on a fully taxable equivalent basis increased for the second quarter of 2005 to 3.32% compared to the second quarter of 2004 at 3.25%.

For the six months ended June 30, 2005, net interest income increased 10.4%, or $593,000, over the first six months of 2004. Again, the increase was due to an increase in earning assets and an increase in net interest margin. Net interest margin on a fully taxable equivalent basis was 3.33% for the six months ended June 30, 2005 compared to 3.22% for the same period last year, or an increase of 11 basis points. Although net interest margin expanded during the comparative six-month periods of 2005 over 2004, the anticipated favorable effect of short term market interest rates was somewhat subdued, compared to previous economic time periods when short term interest rates rose due in part to highly competitive rates for deposit products and the reaction to short term interest rates amongst the local competition. In some cases, the Corporation found it more advantageous from a pricing and term matching standpoint to utilize brokered certificates of deposit and Federal Home Loan Bank advances for funding sources over local deposits. The flattening of the treasury yield curve has also made comparative spreads between new earning assets and corresponding interest bearing liabilities much smaller than in previous years.

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

                                                              Three Months Ended                          Six Months Ended
                                                            June 30, 2005 vs. 2004                     June 30, 2005 vs. 2004
                                                      -----------------------------------        -----------------------------------
                                                                    Increase (Decrease)                         Increase (Decrease)
                                                                     Due to Changes In                           Due to Changes In
                                                                   ----------------------                     ----------------------
                                                       Total        Volume          Rate         Total         Volume          Rate
                                                                   and Both                                   and Both
                                                      ------       --------        ------        ------       --------        ------
                                                                                      (In  thousands)
Earning Assets - Interest Income
   Loans                                                $791          $234           $557        $1,465          $539           $926
   Securities                                            183           139             44           244           178             66
   Federal funds sold                                     29           (28)            57            53           (22)            75
                                                      ------        ------         ------        ------        ------         ------

     Total                                             1,003           345            658         1,762           695          1,067
                                                      ------        ------         ------        ------        ------         ------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                          30           (17)            47            30           (30)            60
   Savings deposits                                       54            40             14           135           103             32
   Time deposits                                         389            28            361           561            81            480
   FHLB and repo sweeps                                  223           104            119           351           148            203
   ESOP                                                    1            (1)             2             1            (2)             3
   Subordinated debentures                                53            --             53            91            --             91
                                                      ------        ------         ------        ------        ------         ------

     Total                                               750           154            596         1,169           300            869
                                                      ------        ------         ------        ------        ------         ------
Net Interest Income                                     $253          $191            $62          $593          $395           $198
                                                      ======        ======         ======        ======        ======         ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and six month periods ended June 30, 2005 and 2004. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.

                                                                           Three Months Ended June 30,
                                                   -----------------------------------       -----------------------------------
                                                                   2005                                      2004
                                                   ---------     ---------    ---------      ---------    ---------    ---------

                                                                               Average                                   Average
                                                                  Interest      Rate                       Interest       Rate
                                                     Average      Income/      Earned/        Average      Income/       Earned/
                                                     Balance      Expense       Paid          Balance      Expense        Paid
                                                   ---------     ---------    ---------      ---------    ---------    ---------
                                                                                  (In thousands)
Assets
   Loans                                             $320,204       $5,152         6.44%      $305,680       $4,361         5.71%
   Securities                                          67,880          702         4.14         54,421          519         3.81
   Federal funds sold                                   5,658           48         3.39          8,945           19         0.85
                                                   ----------    ---------    ---------      ---------    ---------    ---------
Total Earning Assets/
   Total Interest Income                              393,742        5,902         6.00        369,046        4,899         5.31
                                                   ----------    ---------    ---------      ---------    ---------    ---------
Cash and due from banks                                 7,835                                    7,566
All other assets                                       17,435                                   12,978
                                                   ----------                                ---------
Total Assets                                         $419,012                                 $389,590
                                                   ==========                                =========
Liabilities and Equity
   NOW and money market accounts                      $38,464          138         1.44        $43,340          108         1.00
   Savings deposits                                    20,227           98         1.94         11,905           44         1.48
   Time deposits                                      202,920        1,606         3.17        199,433        1,217         2.44
   FHLB advances and repurchase agreements             76,567          686         3.58         64,950          463         2.85
   ESOP loan                                              187            3         6.42            247            2         3.24
   Subordinated debentures                             10,310          182         7.06         10,310          129         5.00
                                                   ----------    ---------    ---------      ---------    ---------    ---------
Total Interest Bearing Liabilities/
   Total Interest Expense / Interest Rate Spread      348,675        2,713         3.11        330,185        1,963         2.38
                                                   ----------    ---------    ---------      ---------    ---------    ---------
Noninterest bearing demand deposits                    36,774                                   34,320
All other liabilities                                   1,873                                      754
Stockholders' equity                                   31,690                                   24,331
                                                   ----------                                ---------
Total Liabilities and Stockholder's Equity           $419,012                                 $389,590
                                                   ==========                                =========
Net Interest Income                                                 $3,189                                   $2,936
                                                                   =======                                =========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                                    3.24%                                    3.18%
                                                                              =========                                =========
Net Interest Margin
   (fully taxable equivalent)                                                      3.32%                                    3.25%
                                                                              =========                                =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                                                            Six Months Ended June 30,
                                                    ------------------------------------      -----------------------------------
                                                                    2005                                      2004
                                                    ----------   ----------    ---------      ---------    ---------    ---------

                                                                                Average                                  Average
                                                                   Interest      Rate                       Interest      Rate
                                                      Average      Income/      Earned/        Average      Income/      Earned/
                                                      Balance      Expense       Paid          Balance      Expense       Paid
                                                    ----------   ----------    ---------      ---------    ---------    ---------
                                                                                   (In thousands)
Assets
   Loans                                              $315,777       $9,973         6.32%      $298,715       $8,508         5.70%
   Securities                                           63,119        1,262         4.00         54,236        1,018         3.75
   Federal funds sold                                    6,665           94         2.82          8,217           41         1.00
                                                    ----------   ----------    ---------      ---------    ---------    ---------
Total Earning Assets/
   Total Interest Income                               385,561       11,329         5.88        361,168        9,567         5.30
                                                    ----------   ----------    ---------      ---------    ---------    ---------
Cash and due from banks                                  7,299                                    7,161
All other assets                                        17,031                                   12,722
                                                    ----------                                ---------
Total Assets                                          $409,891                                 $381,051
                                                    ==========                                =========
Liabilities and Equity
   NOW and money market accounts                       $38,191          245         1.28        $42,934          215         1.00
   Savings deposits                                     21,115          204         1.93         10,405           69         1.33
   Time deposits                                       196,966        2,947         2.99        191,846        2,386         2.49
   FHLB advances and repurchase agreements              75,448        1,288         3.41         66,757          937         2.81
   ESOP loan                                               193            6         6.22            256            5         3.91
   Subordinated debentures                              10,310          347         6.73         10,310          256         4.97
                                                    ----------   ----------     --------      ---------    ---------    ---------
Total Interest Bearing Liabilities/
   Total Interest Expense / Interest Rate Spread       342,223        5,037         2.94        322,508        3,868         2.40
                                                    ----------   ----------     --------      ---------    ---------    ---------
Noninterest bearing demand deposits                     35,811                                   33,422
All other liabilities                                    1,746                                      914
Stockholders' equity                                    30,111                                   24,207
                                                    ----------                                ---------
Total Liabilities and Stockholder's Equity            $409,891                                 $381,051
                                                    ==========                                =========
Net Interest Income                                                  $6,292                                   $5,699
                                                                 ==========                                =========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                                     3.26%                                    3.16%
                                                                                ========                                =========
Net Interest Margin
   (fully taxable equivalent)                                                       3.33%                                    3.22%
                                                                                ========                                =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

PROVISION FOR CREDIT LOSSES

The allowance for loan losses increased $437,000 in the second quarter of 2005 from loan recoveries, which were primarily attributable to partial collection of loan charge offs recorded in June of 2004. Year to date net recoveries were $397,000, or 0.26% of average loans on an annualized basis. No provision for credit losses was made in the second quarter of 2005, based on credit quality, coupled with the size of the aforementioned loan recoveries. The second quarter 2005 recoveries were in contrast to the large loan loss provision of $1.5 million necessary in the second quarter 2004.

The provision for credit losses for the six months of 2005 was $100,000, and in contrast, the provision recorded for the first six months of 2004, was $1.6 million. The net recoveries of $397,000 coupled with the provision of $100,000 added $497,000 to the allowance for the period ended June 30, 2005.


NONINTEREST INCOME

Noninterest income in the second quarter of 2005 was $1.2 million, a decrease of $554,000 compared to the second quarter of 2004. This was primarily due to a decrease in gains from the sale of residential mortgages, which was $914,000 for the second quarter of 2005 compared to $1.5 million during the second quarter of 2004. The decrease in the gains on the sales of mortgage loans was due to lower origination loan volumes than in the second quarter of 2004. A decrease in mortgage loan origination from prior years because of a slow down in refinance activity has been experienced industry wide. Service charge income of $78,000 increased $8,000, or 11.4% from increased efforts to manage discretionary reversals. Net security gains of $20,000 for the second quarter were the result of restructuring activities. Other income of $164,000 for the second quarter of 2005 compared to $201,000 during the second quarter of 2004 was due primarily to a loan sale recorded in the second quarter of 2004.

Noninterest income for the first six months of 2005 of $2.1 million was also down from the first six months of 2004, again primarily from decreases in gains on the sale of residential mortgages. Service charge income for the first six months of 2005 was $148,000, an increase of $10,000 over the first six months of 2004. The increase in service charge income was primarily due to a lower percentage of service charge reversals and overall increases in service charge fees assessed. Total net security gains of $50,000 were attributable to restructuring in the security portfolio and down from $120,000 recorded in net gains from the first six months of 2004. Mortgage banking income comprising primarily gains on the sale of residential mortgages was $1.6 million, down $1.1 million from the first six months of 2004 due to the lower volume of mortgage originations and subsequent sales in the secondary market. Other income for the first six months of 2005 was $308,000, decreasing $33,000 from the same period last year due to a portfolio loan gain recorded during the first six months of 2004.

NONINTEREST EXPENSE

Noninterest expense was relatively flat at $3.2 million for the second quarter of 2005 compared to $3.1 million in the second quarter of 2004. Decreases in salary and benefit costs attributable to commissions paid on a lower volume of mortgage originations were offset by increases in costs associated with the River Place Financial merger and general start up costs associated with the new trust division of the Bank. Total salary, benefits and payroll taxes were $1.8 million, down $187,000 from the second quarter of 2004, again due to lower commission expense from mortgage originations. Net occupancy expense for the second quarter increased $20,000, or 5.3%. The increase in occupancy expense was related to overall increases in the general costs including property taxes and maintenance. Other operating expense was $1.0 million, increasing from $807,000 from the second quarter of 2004 as the result of the aforementioned River Place Financial merger, coupled with general increases in the cost of an expanding operation.

Noninterest expense for the first six months of 2005 of $6.1 million was down $534,000, or 8.1% primarily due to lower commission expense paid on a corresponding lower volume of mortgage loan origination activity. Total salaries, benefits and payroll taxes of $3.5 million for the first six months of 2005 decreased $292,000 from the same period in 2004 due to a decrease in commission expense. Net occupancy expense was relatively unchanged for the respective six month periods, increasing $15,000, or 2.0%. Other operating expense of $2.1 million decreased $257,000, or 12.4% due to lower costs related to lower mortgage origination volumes and related costs from the mortgage company subsidiary.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)


PROVISION FOR INCOME TAXES

The provision for federal income taxes of $334,000 for the quarter ended June 30, 2005 increased $385,000 over the second quarter of 2004. The increase in the federal income tax provision was related to increased pretax income, as well as a higher effective tax rate over the respective periods. The higher effective tax rate was attributable to comparative levels of investments in bank qualified tax-exempt securities and bank owned life insurance over the same respective periods.

The provision for federal income taxes of $642,000 for the six months ended June 30, 2005 increased $492,000 over the first six months of 2004. Again, the pretax income level was higher over the respective periods and the effective tax rate was also higher. The effective tax rate for the first six months of 2005 was 28.9% compared to 18.7% for the first six months of 2004. The difference in the effective rates is due to the relative percentage of tax-exempt income to the total pretax income, which would include both taxable and tax exempt income. The tax-exempt income as a percentage of total pretax income was 18%, compared to 52% for the six month periods ended June 30, 2005 and 2004, respectively.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

The following table presents an analysis of our interest-sensitivity static gap position at June 30, 2005. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At June 30, 2005, we are considered asset sensitive in the time interval of the first three months. We are also considered to be slightly liability sensitive at the one year accumulated gap position.

                                                      After Three        After One
                                       Within         Months But         Year But           After
                                        Three         Within One          Within            Five
                                       Months             Year           Five Years         Years          Total
                                      ---------     ------------        ------------      ----------     ---------
                                                                    (Dollars in thousands)
Interest earning assets:
   Federal funds sold                 $  7,900      $      --           $      --         $     --       $   7,900
   Securities                           19,485          4,446              23,609           17,420          64,960
   FHLB stock                               --             --                  --            3,647           3,647
   Portfolio loans and
     held for resale                   145,813         17,929             126,634           37,152         327,528
                                      --------      ---------           ---------         --------       ---------
     Total                             173,198         22,375             150,243           58,219       $ 404,035
                                      --------      ---------           ---------         --------       =========
Interest bearing liabilities:
   NOW and money market
     accounts                            3,396         14,897              21,560               --         $39,853
   Savings deposits                      1,573          4,562               9,596               --          15,731
   Jumbo time deposits                  53,572         49,546              45,796               --         148,914
   Time deposits < $100,000             12,144         27,553              20,026               --          59,723
   Repurchase agreements                 8,990             --                  --               --           8,990
   FHLB                                 11,700          5,000              44,860            9,000          70,560
   ESOP payable                            180             --                  --               --             180
   Subordinated debentures              10,310             --                  --               --          10,310
                                      --------      ---------           ---------         --------       ---------
     Total                             101,865        101,558             141,838            9,000       $ 354,261
                                      --------      ---------           ---------         --------       =========
Interest rate sensitivity gap         $ 71,333       ($79,183)          $   8,405         $ 49,219
Cumulative interest rate
   sensitivity gap                                    ($7,850)               $555         $ 49,774
Interest rate sensitivity gap
   ratio                                  1.70           0.22                1.06             6.47
Cumulative interest rate
   sensitivity gap ratio                                 0.96                1.00             1.14

We also evaluate interest rate risk using a simulation model. The use of simulation models to assess interest rate risk is an accepted industry practice, and the results of the analysis are useful in assessing the vulnerability of our net interest income to changes in interest rates. However, the assumptions used in the model are oversimplifications and not necessarily representative of the actual impact of interest rate changes. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds of various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities, and changes in market conditions impacting loan and deposit volumes and pricing. These assumptions are inherently uncertain, and subject to fluctuation and revision in a dynamic environment. Therefore, the model cannot precisely estimate future net interest income or exactly predict the impact of higher or lower interest rates. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, changes in market conditions, management's pricing decisions, and customer reactions to those decisions, among other factors.

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

As of March 31, 2005 the table below, based on the most recent available analysis, reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast.

                                                     Percentage Change
         Interest Rate Scenario                      In Net Interest Income
         ----------------------                      ----------------------
Interest rates up 300 basis points                          2.3%
Interest rates up 200 basis points                          2.2%
Interest rates up 100 basis points                          1.6%
Base case
Interest rates down 100 basis points                       (2.0%)
Interest rates down 200 basis points                       (2.0%)
Interest rates down 300 basis points                       (2.4%)


ITEM 3.  CONTROLS AND PROCEDURES

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 ("Act")) as of June 30, 2005, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a--15(f) of the Act) that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Corporation does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedure, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-KSB for the fiscal year ending December 31, 2006. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2006 fiscal year, or that there will not be significant deficiencies or material weaknesses that would be required to be reported.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q5B (continued)

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 19, 2005, Community Central Bank Corporation held its Annual Meeting of Stockholders ("Meeting"). The following matters were voted on at the Meeting.

Election of the following persons as directors of the Corporation for terms to expire in 2008:

NOMINEE                     VOTES FOR     VOTES WITHHELD              TOTAL
-------                     ---------     --------------              -----
Gebran S. Anton             2,842,924          94,380             2,937,304
David E. Bonior             2,877,403          59,901             2,937,304
Joseph F. Jeannette         2,897,463          39,841             2,937,304

The following are the names of the directors (and remaining term) whose term in office continued after the Meeting: Joseph Catenacci (2006); Salvatore Cottone
(2007), Dean S. Petitpren (2007), Ronald R. Reed (2007) and David A. Widlak
(2006).

ITEM 5.  OTHER INFORMATION.

Cash Dividend - On May 17, 2005, the Corporation's Board of Directors declared the Corporation's thirteenth quarterly cash dividend of $0.05 per common share, payable July 1, 2005, to shareholders of record June 1, 2005.

ITEM 6.  EXHIBITS.

See Exhibit Index attached.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-QSB (continued)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2005.

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