Form 10QSB
period 2005-09-30
COMMUNITY CENTRAL BANK CORP
filed 2005-11-14
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                                 (586) 783-4500
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Class       Outstanding at November 14, 2005
------------   --------------------------------
Common Stock          3,648,134 Shares

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---      ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes       No  X
                                     ---      ---

Transitional Small Business Disclosure Format:

                                 Yes       No  X
                                     ---      ---

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                    September 30,   December 31,
                                                         2005           2004
                                                    -------------   ------------
                                                     (Unaudited)
                                                            (In thousands)
Assets

Cash and due from banks                                $  6,455       $  4,183
Federal funds sold                                        2,200          3,000
                                                       --------       --------
   Cash and Cash Equivalents                              8,655          7,183
                                                       --------       --------

Securities available for sale, at fair value             77,549         51,425
Securities held to maturity, at amortized cost            1,111          1,161
FHLB stock                                                4,132          3,246
Residential mortgage loans held for sale                  7,260          6,491

Loans
   Commercial loans                                     219,179        207,300
   Residential loans                                     93,981         83,104
   Installment loans                                     14,826         15,035
                                                       --------       --------
   Total Loans                                          327,986        305,439
Allowance for credit losses                              (3,671)        (3,377)
                                                       --------       --------
   Net Loans                                            324,315        302,062
                                                       --------       --------

Net property and equipment                                8,529          6,921
Accrued interest receivable                               1,964          1,391
Other real estate owned                                     592            681
Goodwill                                                  1,381            743
Intangibles, net of amortization                            229            134
Cash surrender value of Bank owned life insurance         9,753          7,519
Other assets                                              2,924          2,581
                                                       --------       --------
   Total Assets                                        $448,394       $391,538
                                                       ========       ========

(continued)

CONSOLIDATED BALANCE SHEETS

                                                      September 30,   December 31,
                                                           2005           2004
                                                      -------------   ------------
                                                       (Unaudited)
                                                   (In thousands, except share data)
Liabilities

Deposits
   Noninterest bearing demand deposits                  $ 35,719        $ 32,080
   NOW and money market accounts                          45,538          40,446
   Savings deposits                                       14,319          20,539
   Time deposits                                         201,802         185,791
                                                        --------        --------
   Total deposits                                        297,378         278,856
                                                        --------        --------

Repurchase agreements                                     21,711          11,492
Federal Home Loan Bank advances                           81,560          63,360
Accrued interest payable                                     989             780
Other liabilities                                          1,046             944
ESOP note payable                                            160             205
Subordinated debentures                                   10,310          10,310
                                                        --------        --------
   Total Liabilities                                     413,154         365,947
                                                        --------        --------
Stockholders' Equity

   Common stock -- 9,000,000 shares authorized;
      3,648,314 shares issued and outstanding at
      9-30-2005 and 3,008,152 at 12-31-2004               31,099          20,774
   Retained earnings                                       4,724           5,111
   Unearned employee benefit                                (160)           (205)
   Accumulated other comprehensive (loss) income            (423)            (89)
                                                        --------        --------
   Total Stockholders' Equity                             35,240          25,591
                                                        --------        --------
Total Liabilities and Stockholders' Equity              $448,394        $391,538
                                                        ========        ========

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                 Three Months Ended   Nine Months Ended
                                                    September 30,        September 30,
                                                 ------------------   ------------------
                                                    2005     2004        2005      2004
                                                   ------   ------     -------   -------
                                                  (In thousands, except per share data)
Interest Income
   Loans (including fees)                          $5,429   $4,409     $15,402   $12,917
   Securities                                         732      537       1,994     1,555
   Federal funds sold                                  96       45         190        86
                                                   ------   ------     -------   -------
   Total Interest Income                            6,257    4,991      17,586    14,558
                                                   ------   ------     -------   -------
Interest Expense
   Deposits                                         2,044    1,364       5,440     4,034
   Short term borrowings                               68       27         146        72
   Advances from FHLB                                 775      471       1,985     1,363
   ESOP loan interest expense                           2        3           8         8
   Interest expense of subordinated debentures        193      140         540       396
                                                   ------   ------     -------   -------
   Total Interest Expense                           3,082    2,005       8,119     5,873
                                                   ------   ------     -------   -------
   Net Interest Income                              3,175    2,986       9,467     8,685
Provision for credit losses                            --      250         100     1,850
                                                   ------   ------     -------   -------
   Net Interest Income after Provision              3,175    2,736       9,367     6,835
                                                   ------   ------     -------   -------
Noninterest Income
   Fiduciary Income                                    69       --          69        --
   Deposit service charges                             73       79         221       217
   Net realized security gain (loss)                    7       52          57       172
   Mortgage banking income                          1,097    1,314       2,713     4,044
   Other income                                       133      352         441       692
                                                   ------   ------     -------   -------
   Total Noninterest Income                         1,379    1,797       3,501     5,125
                                                   ------   ------     -------   -------
Noninterest Expense
   Salaries, benefits, and payroll taxes            2,098    2,096       5,617     5,907
   Premises and fixed asset expense                   408      397       1,161     1,135
   Other operating expense                          1,014      932       2,832     3,006
                                                   ------   ------     -------   -------
Total Noninterest Expense                           3,520    3,425       9,610    10,048
                                                   ------   ------     -------   -------
   Income Before Taxes                              1,034    1,108       3,258     1,912
Provision for income taxes                            283      312         925       462
                                                   ------   ------     -------   -------
   Net Income                                      $  751   $  796     $ 2,333   $ 1,450
                                                   ======   ======     =======   =======
Per share data:
   Basic earnings                                  $0.21    $0.27      $0.68     $0.49
   Diluted earnings                                $0.20    $0.26      $0.67     $0.48
                                                   =====    =====      =====     =====
   Cash Dividends                                  $0.05    $0.05      $0.15     $0.15
                                                   =====    =====      =====     =====

* Per share data has been retroactively adjusted for 2005 stock dividend.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                               Three Months Ended   Nine Months Ended
                                                  September 30,       September 30,
                                               ------------------   ------------------
                                                  2005    2004         2005     2004
                                                 -----   ------       ------   ------
                                                 (In thousands)
Net Income as Reported                           $ 751   $  796       $2,333   $1,450

Other Comprehensive Income, Net of Tax
   Change in unrealized losses on securities
   Available for sale                             (195)     715         (330)     115
                                                 -----   ------       ------   ------
Comprehensive Income                             $ 556   $1,511       $2,003   $1,565
                                                 =====   ======       ======   ======

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                             2005       2004
                                                           --------   --------
                                                              (In thousands)
Operating Activities
   Net income                                              $  2,333   $  1,450
   Adjustments to reconcile net income to net
      cash flow from operating activities:
      Net amortization of security premium                      235        314
      Net gain on sales and call of securities                  (57)      (172)
      Provision for credit losses                               100      1,850
      Depreciation expense                                      404        351
      Deferred income tax expense                              (186)      (188)
      ESOP compensation expense                                  45         54
      Decrease in accrued interest receivable                  (573)      (210)
      Increase in other assets                               (2,863)      (699)
      Increase in accrued interest payable                      209        150
      Increase (decrease) in other liabilities                  102       (227)
      (Increase) decrease in loans held for sale               (769)     2,211
                                                           --------   --------
   Net Cash Provided by (Used In) Operating
      Activities                                             (1,020)     4,884

Investing Activities
   Maturities, calls, sales and prepayments of
      securities available for sale                          19,067     62,347
   Purchase of securities available for sale                (45,867)   (59,806)
   Maturities, calls, and prepayments of held to
      maturity securities                                        42         86
   Purchases of held to maturity securities                    (886)      (484)
   Increase in loans                                        (22,353)   (26,580)
   Purchases of property and equipment                       (2,012)    (1,844)
                                                           --------   --------
   Net Cash Used in Investing Activities                    (52,009)   (26,281)

Financing Activities
   Net increase in demand and savings deposits                2,511     12,858
   Net increase in time deposits                             16,011      5,290
   Net decrease in short term borrowings                     10,219     12,119
   Increase in FHLB advances                                 18,200         --
   Rights/Public stock offering                               5,275         --
   River Place Merger                                         2,750         --
   Payment of ESOP debt                                         (45)       (54)
   Stock option exercise/award                                  103         52
   Cash dividends paid                                         (523)      (427)
                                                           --------   --------
   Net Cash Provided by Financing Activities                 54,501     29,838
                                                           --------   --------
Increase in Cash and Cash Equivalents                         1,472      8,441
Cash and Cash Equivalents at the Beginning of
   the Year                                                   7,183      6,227
                                                           --------   --------
Cash and Cash Equivalents at the End of the Period         $  8,655   $ 14,668
                                                           ========   ========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                           $  8,119   $  5,873
   Federal Taxes Paid                                      $  1,050   $    462
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

     The Corporation's Consolidated Balance Sheets are presented as of September 30, 2005 and December 31, 2004, and Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2005 and 2004, and Consolidated Statements of Cash Flow for the nine months ended September 30, 2005 and 2004. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

     The trust preferred securities may constitute up to 25% of tier I capital. Any amount in excess of this limit may be included as tier 2 capital. At September 30, 2005, the total allowable trust preferred issuance of $10 million was included in the Corporation's tier 1 capital. Prior to 2004, the trust was consolidated in the Corporation's financial statements, with the trust preferred securities issued by the trust reported in liabilities as "Guaranteed Preferred Beneficial Interest in the Corporation's Subordinated Debentures" and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is no longer consolidated with the Corporation, accordingly, the Corporation does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Corporation and held by the trust, as these are no longer eliminated in consolidation.

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

     The Corporation issued options to purchase 13,250 shares during the nine months ended September 30, 2005. The Corporation did not issue options for the nine months ended September 30, 2004. If the Corporation had used the fair value method of accounting, using the Black Scholes option pricing model and recognizing compensation cost for the outstanding options based on the fair market value of the grant date, net income and earnings per share on a pro forma basis would have been as follows:

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------   -----------------
                                            2005    2004       2005     2004
                                           -----   -----      ------   ------
                                         (in thousands, except per share data)
Net income, as reported                    $ 751   $ 796      $2,333   $1,450

Deduct: Total stock-based employee
   and director compensation expense
   under fair value based methods of
   awards, net of related tax effects        (89)    (20)       (151)     (60)
                                           -----   -----      ------   ------
Pro forma net income                       $ 662   $ 776      $2,182   $1,390
                                           =====   =====      ======   ======
Earnings per share

   Basic - as reported                     $0.21   $0.27      $ 0.68   $ 0.49
   Basic - pro forma                       $0.18   $0.26      $ 0.64   $ 0.47

   Diluted - as reported                   $0.20   $0.26      $ 0.67   $ 0.48
   Diluted - pro forma                     $0.18   $0.26      $ 0.62   $ 0.46

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions. The assumptions listed below were used in 2005 and 2004, with no practical changes during each respective period.

                                         Three Months Ended      Nine Months Ended
                                           September 30,           September 30,
                                       ---------------------   ---------------------
                                         2005        2004        2005        2004
                                       -------   -----------   -------   -----------
Dividend yield or expected dividends    1.39%       1.63%       1.39%       1.58%
Risk free interest rate                 4.60%       4.00%       4.40%       4.00%
Expected life                          10 yrs.   7 - 10 yrs.   10 yrs.   7 - 10 yrs.
Expected volatility                    30.28%       9.60%      26.53%       9.60%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of Community Central Bank Corporation (the "Corporation") and its wholly owned subsidiaries at September 30, 2005 and December 31, 2004 and the results of operations for the three and nine months ended September 30, 2005 and 2004. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

EXECUTIVE SUMMARY

Community Central Bank Corporation is the holding company for Community Central Bank (the "Bank") in Mount Clemens, Michigan. The Corporation opened for business in October 1996 and serves businesses and consumers across Macomb, Oakland and St. Clair counties with a full range of lending, deposit, and Internet banking services. The Bank operates two full service facilities, one in Mount Clemens and the other in Rochester Hills, Michigan. Community Central Mortgage Company, LLC a subsidiary of the Corporation and Bank, operates locations servicing the Detroit metropolitan area, Central, Northwest Indiana, and Northern Illinois. The Corporation's common shares trade on the Nasdaq National Market under the symbol "CCBD."

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

The results of our operations may also be affected by local and general economic conditions. The largest geographic segment of our customer base is in Macomb County, Michigan. The economic base of the County continues to diversify from the automotive service sector. This trend should lessen the impact on the County of future economic downturns in the automotive sector of the economy. Macomb County's proximity to major highways and affordable housing has continued to spur economic growth in the area. Macomb County's outstanding debt had a credit rating of AAA from Moody's Investor Service as of April 2004. Changes in the local economy may affect the demand for commercial loans and related small to medium business related products. This could have a significant impact on how the Corporation deploys earning assets. The competitive environment among other financial institutions and financial service providers and the Bank in Macomb, Oakland, and St. Clair counties of Michigan may affect the pricing levels of various deposit products. The impact of competitive rates on deposit products may increase the relative cost of funds for the Corporation and thus negatively impact net interest income.

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

On June 30, 2005, the Corporation completed its acquisition and merger with River Place Financial Corp., a Michigan-chartered bank ("River Place"), pursuant to which the Corporation acquired all of the outstanding equity interests of River Place. River Place was a private bank wholly owned by the descendants of Julius Stroh, founder of The Stroh Brewery Company. River Place was established in 1983 to manage the private banking and trust needs of the Stroh family; and trusts managed by its trust department owned and controlled Stroh Brewery until its sale in 1999. The total cash paid to shareholders of River Place was $512,000. The total shares of common stock of the Corporation exchanged for common shares surrendered from River Place were 199,999. Total gross capital generated from the transaction was $2.7 million. A total of $798,000 was generated in intangible assets from the transaction representing $638,000 of goodwill and $160,000 of an intangible asset associated with the customer relationships, which will be amortized for approximately 7 years. The total loans acquired through the transaction represented $682,000 at an estimated fair market value. The remaining asset base of River Place Financial Corporation recorded at estimated fair market values represented $2.3 million in short term agency debentures and cash on hand and other assets of $359,000. The total deposits assumed at the close of business on June 30, 2005 were $844,000. The remaining liabilities including accruals and severance payables were $57,000. A total of $75.0 million in off balance sheet trust assets under management were also acquired as part of the transaction.

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

ASSETS

Total assets increased $56.8 million, or 14.5% for the first nine months ended September 30, 2005. The largest segment of asset growth for the first nine months of 2005 occurred in the security portfolio, which increased $27.0 million and total portfolio loans which increased $22.5 million.

The largest portion of loan growth occurred primarily in the commercial real estate area consistent with the Corporation's commercial lending focus. During the first quarter, some categories of loans within the commercial and commercial real estate portfolio were reviewed to ensure the proper reporting of underlying collateral and purpose of the loan. It was determined that approximately $12 million of commercial and industrial loans should be classified as commercial real estate loans based on the underlying collateral. When both the commercial real estate loans and commercial and industrial loans are combined, the net increase from December 31, 2004 to the period ended September 30, 2005 is $11.9 million, representing the largest portion of total loan growth. Total residential real estate loans increased $10.4 million during the first nine months of 2005. Most of the growth in the residential portfolio was comprised of adjustable rate mortgages. The Corporation continues to focus on generation of adjustable rate mortgages for its portfolio of residential mortgage loans, with approximately $50.2 million in total. The home equity line portfolio increased $437,000 during the first nine months of 2005. This portfolio product is tied to the Wall Street prime interest rate. As short-term market rates have increased during 2005, some customers have moved balances in the home equity lines into other fixed rate products with lower overall interest rates. The consumer loan portfolio decreased $239,000 for the nine months ended September 30, 2005.

The total security portfolio at September 30, 2005 was $82.8 million, which was comprised of $77.5 million in available for sale securities and $5.3 million in held to maturity securities. The security portfolio primarily consisted of federal agency securities and bank qualified tax-exempt municipal securities. The total portfolio increased $27.0 million from December 31, 2004. A portion of the increase in investment securities was attributable to funding from the rights offering completed in February 2005. These funds were invested into mortgage-backed securities with principal repayment characteristics that could be used to fund loan advances at a later date. The net change was driven by purchases of $46.8 million, with maturities, calls and sales comprising a reduction of $19.8 million. During the nine months ended September 30, 2005, the federal agency debenture portfolio increased $11.2 million, which are partially pledged against repurchase agreements. The federal agency mortgage backed securities and collateralized mortgage obligations (CMOs) increased $5.6 million. The remaining increase in the total security portfolio comprised bank qualified tax-exempt municipal bonds increasing $9.4 million. At September 30, 2005, the available for sale portfolio had a net unrealized loss of $641,000, compared to a $135,000 unrealized loss at December 31, 2004. Unrealized losses on securities have not been recognized into income because the issuers' bonds are of high credit quality. We have the intent and ability to hold the securities for the foreseeable future and the decline in the fair value is primarily due to increased market interest rates.

Mortgage loans held for sale totaled $7.3 million at September 30, 2005 compared to $6.5 million at December 31, 2004. The mortgage loans were originated by the Bank's mortgage subsidiary. Loans closed generally remain in loans held for sale for less than 30 days. Loans are normally committed for sale before funding takes place. The Corporation makes loans to customers primarily in Macomb County, Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of the local economy has traditionally been dependent on the automotive industry. Accordingly, a downturn in the automotive industry could adversely affect a borrower's ability to repay its loan. Additionally, the Corporation had approximately $66.4 million in outstanding loans at September 30, 2005, to borrowers in the real estate rental and property management industries, representing approximately 34.6% of the total commercial real estate loan portfolio.

The major components of the loan portfolio for loans held for sale and loans in the portfolio are as follows:

                                September 30,     Percentage     December 31,     Percentage        Net        Net
                                    2005        of total loans       2004       of total loans    Change    Change %
                                -------------   --------------   ------------   --------------   --------   --------
                                                         (in thousands, except percentages)
Loans held for sale:
   Residential real estate         $  7,260         100.0%         $  6,491         100.0%       $    769     11.8%
                                   ========         =====          ========         =====        ========    =====
Loans held in the portfolio:
   Commercial real estate*         $191,995          58.5%         $166,686          54.6%       $ 25,309     15.2%
   Commercial and industrial*        27,184           8.3            40,614          13.3         (13,430)   (33.1)
   Residential real estate           74,680          22.8            64,240          21.0          10,440     16.3
   Home equity lines                 19,301           5.9            18,864           6.2             437      2.3
   Consumer loans                    14,138           4.3            14,377           4.7            (239)    (1.7)
   Credit cards                         688           0.2               658           0.2              30      4.6
                                   --------         -----          --------         -----        --------    -----
                                   $327,986         100.0%         $305,439         100.0%       $ 22,547      7.4%
                                   ========         =====          ========         =====        ========    =====

* Approximately $12 million of the commercial and industrial loan portfolio was reclassified during the 1st quarter of 2005 as commercial real estate loans as discussed above.

A summary of nonperforming assets is as follows:

                                                    September 30,   December 31,
                                                        2005            2004
                                                    -------------   ------------
                                                       (Dollars in thousands)
Nonaccrual loans:
   Commercial real estate                              $  937          $  220
   Commercial and industrial                              428             305
   Residential real estate                                147              16
   Home equity lines                                       --              --
   Consumer loans                                          --              --
   Credit cards                                            --              --
                                                       ------          ------
Total nonaccrual loans                                  1,512             541

Accruing loans delinquent more than 90 days:
   Commercial real estate                                  --              --
   Commercial and industrial                               --              --
   Residential real estate                                388             100
   Home equity lines                                       --              --
   Consumer loans                                           6             124
   Credit cards                                            17              10
                                                       ------          ------
Total accruing loans delinquent more than 90 days         411             234
                                                       ------          ------
Total nonperforming loans                               1,923             775

Other real estate owned
   Commercial real estate                                  --             681
   Residential real estate                                592              --
                                                       ------          ------
Total other real estate owned                             592             681
                                                       ------          ------
Total nonperforming assets                             $2,515          $1,456
                                                       ======          ======
Total nonperforming loans as a percentage of
   total loans                                           0.59%           0.25%
                                                       ======          ======
Total nonperforming assets as a percentage of
   total assets                                          0.56%           0.37%
                                                       ======          ======

At September 30, 2005, nonperforming loans totaled $1,923,000 compared to $775,000 at December 31, 2004, an increase of $1,148,000. The increase in nonaccrual loans was primarily attributable to the additional $1.1 million relationship secured by commercial real estate and a floor plan line of credit secured by marine craft. The total nonaccrual loans of $1.5 million comprise six separate loan relationships. Total nonperforming loans, which include both nonaccrual loans and total accruing loans delinquent more than 90 days, represented 0.59% of total portfolio loans as of September 30, 2005, which was an increase from December 31, 2004 of 0.25%. The balance of other real estate owned at September 30, 2005 was $592,000, and represented residential real estate collateral.

The following table shows an analysis of the allowance for credit losses:

                                                    September 30,   December 31,
                                                         2005           2004
                                                    -------------   ------------
                                                       (Dollars in thousands)
Balance as beginning of the period                     $3,377          $3,573
Charge-offs:
   Commercial real estate                                 181              --
   Commercial and industrial                               57           2,040
   Residential real estate                                 38              61
   Home equity lines                                       --              --
   Consumer loans                                         141              71
   Credit cards                                            11              44
                                                       ------          ------
Total charge-offs                                      $  428          $2,216
                                                       ------          ------

Recoveries:
   Commercial real estate                                  --              --
   Commercial and industrial                              604               1
   Residential real estate                                 --              --
   Home equity lines                                       --              --
   Consumer loans                                          17              18
   Credit cards                                             1               1
                                                       ------          ------
Total recoveries                                       $  622          $   20
                                                       ------          ------
Net charge-offs (recoveries)                             (194)          2,196
                                                       ------          ------
Provision charged to earnings                             100           2,000
                                                       ------          ------
Balance at end of the period                           $3,671          $3,377
                                                       ======          ======
As a percentage of total portfolio loans                 1.12%           1.11%

The allowance for credit losses as a percentage of total loans remained relatively unchanged at September 30, 2005, compared to December 31, 2004. The allowance for credit losses as a percentage of nonperforming loans was 190.90% at September 30, 2005. The allowance for credit losses increased $294,000 from December 31, 2004 from loan recoveries, which were primarily attributable to partial collection of loan charge offs recorded in June 2004. No provision for credit losses was made in the third quarter of 2005, due in part to the net recovery position through September 30, 2005, and overall credit quality considerations. The provision for credit losses for the first nine months of 2005 was $100,000, and in contrast to the provision recorded for the first nine months of 2004, which was $1.9 million. The large provision in 2004 was primarily attributable to a fraud related loan charge off associated with one relationship for which a partial recovery was recorded this year. Year to date loan recoveries exceeded loan charge offs by $194,000 or 8 basis points on an annualized basis compared to total average loans. The loan portfolio has been reviewed and analyzed for the purpose of estimating probable credit losses inherent in the loan portfolio. The Corporation performs a detailed quarterly review of the allowance for credit losses. The Corporation evaluates those loans classified as substandard, under its internal risk rating system, on an individual basis for impairment under SFAS 114. The level and allocation of the allowance is determined primarily on management's evaluation of collateral value, less the cost of disposal, for loans reviewed in this category. The remainder of the total loan portfolio is segmented into homogeneous loan pools with similar risk characteristics for evaluation under SFAS 5. The allowance for credit losses in maintained at a level considered by management to be adequate to absorb losses inherent in existing loans and loan commitments. The adequacy of the allowance is based on evaluations that take into consideration such factors as prior loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific impaired or problem loans and commitments, current economic conditions that may affect the borrower's ability to pay, and other subjective factors. The determination of the allowance is also based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, and guidance issued from other regulatory bodies such as the joint policy statement issued by the Federal Financial Institutions Examination Council. The Corporation's policy dictates that specifically identified credit losses be recognized immediately by a charge to the allowance for credit losses. Management believes that the present allowance is adequate, based on the broad range of considerations utilized.

Although management believes that the allowance for credit losses is adequate to absorb losses as they arise, there can be no assurance that the Corporation will not sustain losses in any given period that could be substantial in relation to the size of the allowance for credit losses.

LIABILITIES

During the nine months ended September 30, 2005, total deposits increased $18.5 million to $297.4 million. The increase in deposits was attributable to increases in time deposits $100,000 and over, which increased $19.7 million. Noninterest bearing demand deposits and NOW accounts increased $3.6 million and $9.9 million, respectively. This was offset by decreases in money market, savings accounts and time deposits under $100,000 of $4.8 million, $6.2 million and $3.7 million, respectively. The decrease in money market balances was attributable to seasonal factors, the current competitive rate environment and movement of funds between deposit products within the Bank.

The largest segment of deposit growth occurred in jumbo certificates of deposit. Brokered certificates of deposits increased $15.1 million during the first nine months of 2005 to $65.3 million at September 30, 2005. Internet certificates of deposit decreased $9.0 million to end at $18.6 million at September 30, 2005. Local municipal time deposits totaled $37.6 million at September 30, 2005, which is a decrease of $8.8 million from December 31, 2004. The Corporation continues to see competitive deposit rates offered from local financial institutions within the geographic proximity of the Bank which could have the affect of increasing the cost of funds to a level higher than management projects. The Corporation continues to utilize wholesale forms of funding earning assets through the FHLB and brokered CDs to balance both interest rate risk and the overall cost of funds. Brokered and internet CDs are based on a nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for CD products has intensified and the Bank has found this type of wholesale funding to often effectively compete with the rates offered for similar term retail CD products of local community and regional banks.

The major components of deposits are as follows:

                               September 30,       Percentage      December 31,       Percentage        Net       Net
                                   2005        of total deposits       2004       of total deposits   Change    Change %
                               -------------   -----------------   ------------   -----------------   -------   --------
                                                               (Dollars in Thousands)
Noninterest bearing demand       $ 35,719             12.0%          $ 32,080            11.5%        $ 3,639     11.3%
NOW accounts-interest
   bearing checking                22,504              7.6             12,575             4.5           9,929     79.0
Money market                       23,034              7.7             27,871            10.0          (4,837)   (17.4)
Savings                            14,319              4.8             20,539             7.4          (6,220)   (30.3)
Time deposits under $100,000       56,684             19.1             60,375            21.6          (3,691)    (6.1)
Time deposits $100,000 and
   over                           145,118             48.8            125,416            45.0          19,702     15.7
                                 --------           ------           --------           -----         -------    -----
Total deposits                    297,378           100.00%           278,856           100.0%         18,522      6.6%
                                 ========           ======           ========           =====         =======    =====

Short term borrowings at September 30, 2005 consisted of short term FHLB advances of $23.7 million and securities sold with an agreement to repurchase them the following day of $21.7 million. Following are details of our short term borrowings for the dates indicated:

                                                   September 30,   December 31,
                                                        2005           2004
                                                   -------------   ------------
                                                      (Dollars in thousands)
Amount outstanding at end of period
   Repurchase agreements                              $21,711        $11,492
   Short-term FHLB advances                           $23,700        $17,000

Weighted average interest rate on ending balance
   Repurchase agreements                                 2.00%          1.00%
   Short-term FHLB advances                              3.42%          2.23%

Maximum amount outstanding at any month end
during the period
   Repurchase agreements                              $21,711        $24,995
   Short-term FHLB advances                           $24,000        $17,000

In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate mortgage instruments and investment securities. These advances are secured under a blanket security agreement by first mortgage loans and the pledging of certain securities. Long-term advances comprised thirty-nine advances with maturities from December 2006 to September 2015.

FHLB advances outstanding at September 30, 2005 were as follows:

                                                       Ending     Average rate
                                                      Balance   at end of period
                                                      -------   ----------------
                                                        (Dollars in thousands)
Short-term FHLB advances                              $23,700         3.42%
Long-term FHLB advances                                57,860         4.36%
                                                      -------         ----
                                                      $81,560         4.09%

LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate risk require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by $27.5 million in available unsecured federal funds borrowing facilities, and a $100.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of September 30, 2005, unused commitments comprised $89.5 million. The Bank has $150.3 million in time deposits coming due within the next twelve months from September 30, 2005. At September 30, 2005, the Bank had $65.3 million in brokered certificates of deposit, of which $34.6 million is due within one year or less. Additionally, at September 30, 2005, municipal time deposits and internet time deposits were $37.6 million and $18.6 million, respectively. Municipal time deposits typically have maturities less than three months. $13.7 million of internet certificates of deposit mature in one year or less. On August 16, 2005, the Corporation's Board of Directors declared the Corporation's fourteenth consecutive quarterly cash dividend of $0.05 per common share, payable October 3, 2005, to shareholders of record September 1, 2005.

The largest uses and sources of cash and cash equivalents for the Corporation for the nine months ended September 30, 2005, as noted in the Consolidated Statement of Cash Flow, were centered primarily on the uses of cash in investing activities and the net cash provided by financing activities. The uses of cash in investing activities were largely due to the increase in loans of $22.4 million and the purchase of securities of $46.8 million, offset by maturities, calls and sales of securities totaling $19.1 million. The purchase of property and equipment for $2.0 million was primarily due to the completion of construction of the new administration building for the Corporation and Bank. Offsetting the uses of cash in investing activities, was the area of cash provided from financing activities which included net increases in demand and savings deposits, time deposits, short term borrowings and FHLB advances of $2.5 million, $16.0 million, $10.2 million and $18.2 million, respectively. Additionally, cash was provided from financing activities through the rights offering completed in February 2005 which totaled $5.4 million and the completion of the River Place Financial Corporation merger which totaled $2.8 million. The total net cash used in operating activities was $1.0 million and was largely attributable to net income of $2.3 million and offset by an increase in other assets of $2.9 million. Total cash and cash equivalents at the end of September 30, 2005 increased to $8.7 million from the year ended December 31, 2004, which was $7.2 million.

Following are selected capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                          September 30,      December 31,    Minimum Ratio
                                              2005               2004         for Capital
                                         ---------------   ---------------      Adequacy         Ratio to be
                                         Capital   Ratio   Capital   Ratio      Purposes     "Well Capitalized"
                                         -------   -----   -------   -----   -------------   ------------------
Total capital to risk-weighted assets
   Consolidated                          $47,717   14.06%  $38,177   12.58%        8%                10%
   Bank only                              44,633   13.18%   36,349   12.00%        8%                10%

Tier I capital to risk-weighted assets
   Consolidated                          $44,046   12.98%  $33,068   10.90%        4%                 6%
   Bank only                              40,962   12.10%   32,972   10.89%        4%                 6%

Tier I capital to average assets
   Consolidated                          $44,046   10.02%  $33,068    8.47%        4%                NA
   Bank only                              40,962    9.34%   32,972    8.47%        4%                 5%

Management believes that the current capital position as well as net income from operations, loan repayments and other sources of funds will be adequate to meet our short and long term liquidity needs.

The following table shows the changes in stockholders' equity for the nine months ended September 30, 2005:

                                                          Unearned   Accumulated Other
                                     Common    Retained   Employee     Comprehensive      Total
                                      Stock    Earnings   Benefits     Income/(Loss)      Equity
                                     -------   --------   --------   -----------------   -------
Beginning balance, January 1         $20,774    $ 5,111    ($205)           ($89)        $25,591

Cash dividend                             --       (523)      --              --            (523)
Stock option exercise/stock awards       103         --       --              --             103
Rights offering                        5,275         --       --              --           5,275
Stock dividend                         2,197     (2,197)      --              --              --
Net income                                --      2,333       --              --           2,333
Release of ESOP shares                    --         --       45              --              45
RPFC merger                            2,750         --       --              --           2,750
Change in unrealized gain/loss            --         --       --            (334)           (334)
                                     -------    -------    -----           -----         -------
Balance September 30, 2005           $31,099    $ 4,724    ($160)          ($423)        $35,240
                                     =======    =======    =====           =====         =======

NET INTEREST INCOME

Net interest income was $3.2 million during the third quarter of 2005, an increase of $189,000, or 6.3% over the third quarter 2004. The increase was attributable to growth in earning assets. The net interest margin, as measured on a tax equivalent basis was 3.15% for the third quarter of 2005, compared with 3.28% for the third quarter of 2004. The net interest margin in the third quarter was affected by the relative mix of earning assets, with an increase in investment securities, providing incremental net interest income growth, but at a lower relative interest rate spread than loans. The Corporation invested in securities in the form of bank qualified municipal securities and mortgage backed securities. The Corporation believes the cash flow generated from the investment portfolio can provide for a funding base for future loan demand. The Corporation had approximately $156.9 million in loans that could reprice within three months as of September 30, 2005.

Net interest income was $9.5 million for the nine months ended September 30, 2005, which was an increase of $782,000, or 9.0% over the nine months ended September 30, 2004. The net interest margin, as measured on a tax equivalent basis, was 3.26% for the first nine months of 2005, compared with 3.24% for the first nine months of 2004. Growth in earning assets resulted in the increase in net interest income. The anticipated favorable effect of short term market interest rates was offset by a competitive rate environment for deposit products amongst local financial institutions. In some cases, the Corporation found it more advantageous from a pricing and term matching standpoint to utilize brokered certificates of deposit and Federal Home Loan Bank advances for funding sources over local deposits. The flattening of the treasury yield curve has also made comparative spreads between new earning assets and corresponding interest bearing liabilities much smaller than in previous years.

The following table shows the dollar amount of changes in net interest income for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to changes in average balances (volume) or average rates for the periods shown. Variances that are jointly attributable to both volume and rate changes have been allocated to the volume component.

                                         Three Months Ended             Nine Months Ended
                                    September 30, 2005 vs. 2004    September 30, 2005 vs. 2004
                                   ----------------------------   ----------------------------
                                            Increase (Decrease)            Increase (Decrease)
                                             Due to Changes In              Due to Changes In
                                            -------------------            -------------------
                                              Volume                         Volume
                                    Total    and Both    Rate      Total    and Both    Rate
                                   ------    --------   ------    ------    --------   ------
                                                         (In thousands)
Earning Assets - Interest Income
   Loans                           $1,020      $469     $  551    $2,485     $1,005    $1,480
   Securities                         195       145         50       439        323       116
   Federal funds sold                  51       (29)        80       104        (50)      154
                                   ------      ----     ------    ------     ------    ------
      Total                         1,266       585        681     3,028      1,278     1,750
                                   ------      ----     ------    ------     ------    ------

Deposits and Borrowed Funds -
   Interest Expense
   NOW and money market accounts       82         4         78       113        (30)      143
   Savings deposits                    (6)      (11)         5       129         91        38
   Time deposits                      604        83        521     1,164        157     1,007
   FHLB and repo sweeps               345       208        137       696        351       345
   ESOP                                (1)       (1)        --        --         (2)        2
   Subordinated debentures             53        --         53       144         --       144
                                   ------      ----     ------    ------     ------    ------
      Total                         1,077       283        794     2,246        567     1,679
                                   ------      ----     ------    ------     ------    ------
Net Interest Income                $  189      $302      ($113)   $  782     $  711    $   71
                                   ======      ====     ======    ======     ======    ======

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and nine month periods ended September 30, 2005 and 2004. Average loans are presented net of unearned income, gross of the allowance for credit losses. Interest on loans includes loan fees. Average securities are based on amortized cost.

                                                      Three Months Ended September 30,
                                       -------------------------------------------------------------
                                                    2005                            2004
                                       -----------------------------   -----------------------------
                                                             Average                         Average
                                                  Interest     Rate               Interest    Rate
                                        Average    Income/   Earned/    Average    Income/   Earned/
                                        Balance    Expense     Paid     Balance    Expense     Paid
                                       --------   --------   -------   --------   --------   -------
                                                              (In thousands)
Assets
   Loans                               $330,045    $5,429     6.58%    $301,537    $4,409     5.85%
   Securities                            73,003       732     4.01       58,583       537     3.67
   Federal funds sold                     9,860        96     3.89       12,874        45     1.40
                                       --------    ------     ----     --------    ------     ----
Total Earning Assets/
   Total Interest Income                412,908     6,257     6.06      372,994     4,991     5.35
                                       --------    ------     ----     --------    ------     ----
Cash and due from banks                   8,697                           7,626
All other assets                         19,747                          15,134
                                       --------                        --------
Total Assets                           $441,352                        $395,754
                                       ========                        ========
Liabilities and Equity
   NOW and money market accounts       $ 43,696       187     1.71     $ 42,673       105     0.98
   Savings deposits                      14,886        69     1.85       17,210        75     1.74
   Time deposits                        206,668     1,788     3.46      197,099     1,184     2.40
   FHLB advances and repurchase
   agreements                            89,647       843     3.76       67,487       498     2.95
   ESOP loan                                175         2     4.57          225         3     5.33
   Subordinated debentures               10,310       193     7.49       10,310       140     5.43
                                       --------    ------     ----     --------    ------     ----
Total Interest Bearing Liabilities/
   Total Interest Expense / Interest
   Rate Spread                          365,382     3,082     3.37      335,004     2,005     2.39
                                       --------    ------     ----     --------    ------     ----
Noninterest bearing demand deposits      38,829                          35,024
All other liabilities                     2,279                           1,272
Stockholders' equity                     34,862                          24,454
                                       --------                        --------
Total Liabilities and Stockholder's
   Equity                              $441,352                        $395,754
                                       ========                        ========
Net Interest Income                                $3,175                          $2,986
                                                   ======                          ======
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                               3.08%                           3.20%
                                                              ====                            ====
Net Interest Margin
   (fully taxable equivalent)                                 3.15%                           3.28%
                                                              ====                            ====

                                                                  Nine Months Ended September 30,
                                                   -------------------------------------------------------------
                                                                2005                            2004
                                                   -----------------------------   -----------------------------
                                                                         Average                         Average
                                                              Interest     Rate               Interest     Rate
                                                    Average    Income/   Earned/    Average    Income/   Earned/
                                                    Balance    Expense     Paid     Balance    Expense     Paid
                                                   --------   --------   -------   --------   --------   -------
                                                                           (In thousands)
Assets
   Loans                                           $320,585    $15,402      3.27%  $299,663    $12,917     5.75%
   Securities                                        66,450      1,994      4.00     55,695      1,555     3.72
   Federal funds sold                                 7,741        190      6.41      9,781         86     1.17
                                                   --------    -------      ----   --------    -------     ----
Total Earning Assets/
   Total Interest Income                            394,776     17,586      5.94    365,139     14,558     5.32
                                                   --------    -------      ----   --------    -------     ----
Cash and due from banks                               7,770                           7,317
All other assets                                     17,947                          13,533
                                                   --------                        --------
Total Assets                                       $420,493                        $385,989
                                                   ========                        ========
Liabilities and Equity
   NOW and money market accounts                   $ 40,046        432      1.44   $ 42,846        319     0.99
   Savings deposits                                  19,016        273      1.91     12,690        144     1.51
   Time deposits                                    200,235      4,735      3.15    193,610      3,571     2.46
   FHLB advances and repurchase agreements           80,233      2,131      3.54     67,002      1,435     2.86
   ESOP loan                                            187          8      5.70        245          8     4.35
   Subordinated debentures                           10,310        540      6.98     10,310        396     5.12
                                                   --------    -------      ----   --------    -------     ----
Total Interest Bearing Liabilities/
   Total Interest Expense / Interest Rate Spread    350,027      8,119      3.09    326,703      5,873     2.40
                                                   --------    -------      ----   --------    -------     ----
Noninterest bearing demand deposits                  36,828                          33,961
All other liabilities                                 1,926                           1,035
Stockholders' equity                                 31,712                          24,290
                                                   --------                        --------
Total Liabilities and Stockholder's Equity         $420,493                        $385,989
                                                   ========                        ========
Net Interest Income                                            $ 9,467                         $ 8,685
                                                               =======                         =======
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                             3.20%                          3.17%
                                                                            ====                           ====
Net Interest Margin
   (fully taxable equivalent)                                               3.26%                          3.24%
                                                                            ====                           ====

PROVISION FOR CREDIT LOSSES

No provision for credit losses was made in the third quarter of 2005, due in part to the net recovery position through September 30, 2005, and overall credit quality considerations. The provision for credit losses for the first nine months of 2005 was $100,000, and in contrast to the provision recorded for the first nine months of 2004, which was $1.9 million. The large provision in 2004 was primarily attributable to a fraud related loan charge off associated with one relationship for which a partial recovery was recorded this year. Year to date loan recoveries exceeded loan charge offs by $194,000 for 8 basis points on an annualized basis compared to total average loans.

NONINTEREST INCOME

Noninterest income in the third quarter of 2005 was $1.4 million, a decrease of $418,000 compared to the third quarter of 2004. This was primarily due to a decrease in gains from the sale of residential mortgages, which was $1.1 million for the third quarter of 2005 compared to $1.3 million during the third quarter of 2004. The decrease in the gains on the sales of mortgage loans was due to lower origination loan volumes than in the third quarter of 2004. A decrease in mortgage loan originations from prior years because of a slow down in refinance activity has been experienced industry wide. Fiduciary income of $69,000 was generated in the third quarter of 2005 through management of trust accounts acquired in our merger with River Place. The fiduciary income generated was more than offset by the costs of operating the new trust division. The Bank expects to expand its fiduciary income through initiatives and business referrals to provide incremental earnings in the future. It believes the trust and wealth management business lines compliment the full banking services provided to its small business and affluent customer base. Other income of $133,000 for the third quarter of 2005 compared to $352,000 during the third quarter of 2004 was due primarily to loan portfolio sales recorded in the third quarter of 2004.

Noninterest income for the first nine months of 2005 of $3.5 million was down $1.6 million from the first nine months of 2004, again primarily from decreases in gains on the sale of residential mortgages. Total net security gains of $57,000 were attributable to restructuring in the security portfolio and down from $172,000 recorded in net gains from the first nine months of 2004. Mortgage banking income comprising primarily gains on the sale of residential mortgages was $2.7 million, down $1.3 million from the first nine months of 2004 due to the lower volume of mortgage originations and subsequent sales in the secondary market. Other income for the first nine months of 2005 was $441,000, decreasing 251,000 from the same period last year due to portfolio loan gains recorded during the first nine months of 2004.

NONINTEREST EXPENSE

Noninterest expense was $3.5 million for the third quarter of 2005 compared to $3.4 million for the third quarter of 2004. The increase in noninterest expense of $95,000, or 2.8% was largely centered on other operating expenses connected with the growth of the Corporation. While salary and benefit costs remained flat, decreases in salary and benefit costs attributable to lower mortgage originations were offset by increases from trust and commercial lending operations. Net occupancy expense for the third quarter increased $11,000, or 2.8%. The increase in occupancy expense was related to overall increases in the general costs including property taxes and maintenance. Other operating expense was $1.0 million, increasing from $932,000 from the third quarter of 2004 as the result of the aforementioned trust operations, coupled with general increases in the cost of an expanding operation.

Noninterest expense for the first nine months of 2005 of $9.6 million was down $438,000, or 4.4% primarily due to lower commission expense paid on a corresponding lower volume of mortgage loan origination activity. Total salaries, benefits and payroll taxes of $5.6 million for the first nine months of 2005 decreased $290,000 from the same period in 2004 due to a decrease in commission expense. Other operating expense of $2.8 million decreased $174,000, or 5.8% due to lower costs related to lower mortgage origination volumes and related costs from the mortgage company subsidiary.

PROVISION FOR INCOME TAXES

The provision for federal income taxes of $283,000 for the quarter ended September 30, 2005 decreased $29,000 over the third quarter of 2004. The decrease in the federal income tax provision was related to decreased pretax income. The effective tax rate for the quarter ended September 30, 2005 and September 30, 2004 was 27.4% and 28.2%, respectively. The lower effective tax rate was due in part to investments in bank qualified tax exempt securities at a higher level than in the quarter ended September 30, 2004.

The provision for federal income taxes of $925,000 for the nine months ended September 30, 2005 increased $463,000 over the first nine months of 2004. Again, the pretax income level was higher over the respective periods and the effective tax rate was also higher. The effective tax rate for the first nine months of 2005 was 28.4% compared to 24.2% for the first nine months of 2004. The difference in the effective rates is due to the relative percentage of tax-exempt income to the total pretax income, which would include both taxable and tax exempt income. The tax-exempt income as a percentage of total pretax income was 12%, compared to 20% for the nine month periods ended September 30, 2005 and 2004, respectively.

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

The following table presents an analysis of our interest-sensitivity static gap position at September 30, 2005. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience.

                                           After Three    After One
                                 Within     Months But    Year But     After
                                  Three     Within One     Within       Five
                                 Months        Year      Five Years    Years      Total
                                --------   -----------   ----------   -------   --------
                                                  (Dollars in thousands)
Interest earning assets:
   Federal funds sold           $  2,200    $      --     $     --    $    --   $  2,200
   Securities                      9,083       11,152       39,314     19,751     79,300
   FHLB stock                         --           --           --      4,132      4,132
   Portfolio loans and
      held for resale            156,894       37,720      103,810     36,822    335,246
                                --------    ---------     --------    -------   --------
      Total                      168,177       48,872      143,124     60,705   $420,878
                                --------    ---------     --------    -------   ========
Interest bearing liabilities:
   NOW and money market
      accounts                     3,863       17,122       24,553         --   $ 45,538
   Savings deposits                1,432        4,153        8,734         --     14,319
   Jumbo time deposits            45,401       62,278       37,439         --    145,118
   Time deposits < $100,000       10,742       31,857       14,085         --     56,684
   Repurchase agreements          21,711           --           --         --     21,711
   FHLB                           10,700       13,000       39,860     18,000     81,560
   ESOP payable                      160           --           --         --        160
   Subordinated debentures        10,310           --           --         --     10,310
                                --------    ---------     --------    -------   --------
      Total                      104,319      128,410      124,671     18,000   $375,400
                                --------    ---------     --------    -------   ========
Interest rate sensitivity gap   $ 63,858     ($79,538)    $ 18,453    $42,705
Cumulative interest rate
   sensitivity gap                           ($15,680)    $  2,773    $45,478
Interest rate sensitivity gap
   ratio                            1.61         0.38         1.15       3.37
Cumulative interest rate
   sensitivity gap ratio                         0.93         1.01       1.12

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

As of June 30, 2005 the table below, based on the most recent available analysis, reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast.

                                          Percentage Change
       Interest Rate Scenario          In Net Interest Income
       ----------------------          ----------------------
Interest rates up 300 basis points              5.5%
Interest rates up 200 basis points              4.3%
Interest rates up 100 basis points              2.1%
Base case
Interest rates down 100 basis points           (2.7%)
Interest rates down 200 basis points           (5.4%)
Interest rates down 300 basis points           (6.4%)

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 ("Act")) as of September 30, 2005, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a--15(f) of the Act) that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Corporation does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedure, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2007 fiscal year, or that there will not be significant deficiencies or material weaknesses that would be required to be reported.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Cash Dividend - On August 16, 2005, the Corporation's Board of Directors declared the Corporation's fourteenth quarterly cash dividend of $0.05 per common share, payable September 1, 2005, to shareholders of record October 3, 2005.

ITEM 6. EXHIBITS.

See Exhibit Index attached.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2005.

                                        COMMUNITY CENTRAL BANK CORPORATION


                                        By: /S/ DAVID A. WIDLAK
                                            ------------------------------------
                                            David A. Widlak;
                                            President and CEO
                                            (Principal Executive Officer)


                                        By: /S/ RAY T. COLONIUS
                                            ------------------------------------
                                            Ray T. Colonius;
                                            Treasurer
                                            (Principal Financial and Accounting
                                            Officer)

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