Form 10KSB
period 2005-12-31
COMMUNITY CENTRAL BANK CORP
filed 2006-03-30
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2005

                          Commission File No. 000-33373

                       COMMUNITY CENTRAL BANK CORPORATION
                 (Name of small business issuer in its charter)

            Michigan                                              38-3291744
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

             100 N. Main Street, Mount Clemens, Michigan 48043-5605
              (Address of principal executive offices and zip code)

                                 (586) 783-4500
                           (Issuer's telephone number)

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act

                           Common Stock, no par value
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Issuer's revenue for its most recent fiscal year was $29,309,000

The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates was approximately $31.5 million as of March 21, 2006 based on the average of the high and low sale price ($12.00) on that date. (For purposes of this calculation, 1,029,019 shares beneficially owned by the members of the Corporation's Board of Directors and Executive Officers have been excluded.) The exclusion of the member value of the shares owned by these individuals shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.

As of March 21, 2006, 3,653,736 shares of Common Stock of the issuer were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts I and II - Portions of Stockholder Report of the issuer for the year ended December 31, 2005.

Part III - Portions of the Proxy Statement of the issuer for its April 18, 2006 Annual Meeting.

        Transitional Small Business Disclosure Format: Yes       No   X
                                                           -----    -----

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB(continued)

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements throughout that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether aniticipated or unanticipated), or otherwise.

Future factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: expected cost savings and synergies from our acquisition activities might not be realized within the expected time frames, and costs or difficulties related to integration matters might be greater than expected; expenses associated with the implementation of our trust and wealth management services might be greater than expected, whether due to a possible need to hire more employees than anticipated or other costs incurred in excess of budgeted amounts; the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; competitive pressures among depository institutions; interest rate movements and their impact on customer behavior and net interest margin; the impact of repricing and competitor's pricing initiatives on loan and deposit products; the ability to adapt successfully to technological changes to meet customers' needs and development in the market place; our ability to access cost-effective funding; changes in financial markets; changes in economic conditions in general and particularly as related to the automotive and related industries in the Detroit metropolitan area; new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; changes in accounting principles, policies or guidelines; and our future acquisitions of other depository institutions or lines of business.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB(continued)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Community Central Bank Corporation is the holding company for Community Central Bank (the "Bank") in Mount Clemens, Michigan. The Corporation opened for business in October 1996 and serves businesses and consumers across Macomb, Oakland, St. Clair and Wayne counties with a full range of lending, deposit and Internet banking services. The Bank operates two full service facilities, one in Mount Clemens and the other in Rochester Hills, Michigan. Community Central Mortgage Company, LLC, a subsidiary of the Corporation and the Bank, operates locations servicing the Detroit metropolitan area, central and northwest Indiana, northern Illinois and Raleigh, North Carolina.

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

     The results of operations depend largely on net interest income. Net interest income is the difference in interest income the Corporation earns on interest-earning assets, which comprise primarily commercial business, commercial real estate and residential real estate loans, and the interest the Corporation pays on interest-bearing liabilities, which are primarily deposits and borrowings. Management strives to match the repricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. The results of our operations may also be affected by local and general economic conditions. The largest geographic segment of our customer base is in Macomb County, Michigan. The economic base of the County continues to diversify from the automotive service sector. This trend should lessen the impact on the County of future economic downturns in the automotive sector of the economy. Macomb County's proximity to major highways and affordable housing has continued to spur economic growth in the area. Changes in the local economy may affect the demand for commercial loans and related small to medium business related products. This could have a significant impact on how the Corporation deploys earning assets. The competitive environment among other financial institutions and financial service providers and the Bank in the Macomb, Oakland, Wayne and St. Clair counties of Michigan may affect the pricing levels of various deposit products. The impact of competitive rates on deposit products may increase the relative cost of funds for the Corporation and thus negatively impact net interest income. For information on our results of operation, see "Management's Discussion and Analysis and Results of Operations" contained in the Stockholder Report filed as Exhibit 13 to this document.

     During 2005, we continued to grow our balance sheet consistent with a traditional commercial banking model. We used wholesale funds in the form of brokered deposits and Federal Home Loan Bank advances to fund growth. The Corporation continues to see competitive deposit rates offered from local financial institutions within the geographic proximity of the Bank which could have the effect of increasing the costs of funds to a level higher than management projects. Brokered and internet certificates of deposit are based on a nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for certificates of deposit products has intensified and the Bank has found this type of wholesale funding to often effectively compete with the rates offered for similar term retail certificates of deposit products of local community and regional banks.

     Community Central Mortgage Company, LLC ("the Mortgage Company"), which is a wholly owned mortgage-banking subsidiary of the Bank and the Corporation, has felt the effect of the nationwide slowdown in residential mortgage volumes. The Mortgage Company has scaled back both variable and fixed costs to better match the reduced revenue generated because of this origination slowdown.

     On February 14, 2005, Community Central Bank Corporation completed a subscription rights offering. The Corporation received gross proceeds of approximately $5.3 million from the offering and will use the proceeds to fund its growth strategy, for working capital and for general corporate purposes.

     On June 30, 2005, the Corporation completed its acquisition and merger with River Place Financial Corp., a Michigan-chartered bank ("River Place"), pursuant to which the Corporation acquired all of the outstanding equity

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB(continued)

interests of River Place. River Place was a private bank wholly owned by the descendants of Julius Stroh, founder of The Stroh Brewery Company. River Place was established in 1983 to manage the private banking and trust needs of the Stroh family; and trusts managed by its trust department owned and controlled Stroh Brewery until its sale in 1999. The Corporation expects by expanding into trust and wealth management banking services it will broaden its base of potential customers and provide additional services to existing customers resulting in incremental income to the Corporation. The Corporation expects that the expansion into the trust and wealth management services will also increase noninterest expense. The increase in noninterest expense would comprise primarily salaries, commission, benefits and other compensation related expenses and that during the early start of operations noninterest expense will exceed noninterest income.

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

     EMPLOYEES. As of December 31, 2005, the Corporation and its subsidiaries employed 91 full-time equivalent employees.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB(continued)

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB(continued)

     EXECUTIVE OFFICERS. The following is a list of the executive officers of the Corporation and the Bank, together with their ages and their positions at December 31, 2005. Executive officers of the Corporation are elected annually by the Board of Directors to serve for the ensuing years and until their successors are elected and qualified.

                                                      Position
                 Name and Position                   Held Since   Age
                 -----------------                   ----------   ---
David A. Widlak
   President of Community Central Bank Corporation      2003       57
   CEO of Community Central Bank Corporation            2000

Ronald R. Reed
   President and CEO of Community Central Bank          2000       59

Ray T. Colonius
   CFO and Corporate Treasurer of                       1999       48
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

ITEM 2. DESCRIPTION OF PROPERTY

     The Corporation owns two facilities, one being the original main office branch facility and the other being the corporate and bank headquarters located in downtown business district of Mount Clemens, Michigan. The main office location contains a full service branch, trust operations and IT operations. The newly constructed headquarters building that was completed in April 2005, contains the administrative office staff and executives of the Corporation and Bank, including commercial lending and the mortgage company operations. The Corporation leases its full service branch location located in Rochester Hills, Michigan. The lease has 8 years remaining on its initial term, with a 10 year renewal option. The mortgage company, a subsidiary of the Corporation and the Bank, has 9 loan production offices located in Anchorville, Livonia, Southwest Detroit and Mount Clemens, to serve the Detroit metropolitan areas. Additionally, the mortgage company operates offices in Merrillville, Indiana, Rockford, Illinois, Raleigh, North Carolina and Tampa, Florida.

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

     None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB(continued)

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information shown under the caption "Stockholder Information" on page 59 of the Stockholder Report filed as Exhibit 13 to this Form 10-KSB is incorporated herein by reference. In addition, the Equity Compensation Plan Information table, in the proxy statement is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 41 to 58 of the Stockholder Report filed as Exhibit 13 to this Form 10-KSB is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

     The information presented under the captions "Consolidated Balance Sheet," "Consolidated Statement of Income," "Consolidated Statement of Comprehensive Income," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flow," and "Notes to Consolidated Financial Statements," on pages 1 through 40 of the Stockholder Report filed as Exhibit 13 to this Form 10-KSB, as well as the Report of Independent Registered Public Accounting Firm of Plante & Moran, PLLC, dated March 9, 2006, included in the Stockholder Report, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 8A. CONTROLS AND PROCEDURES

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2004, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Principal Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

     None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB(continued)

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     DIRECTORS. The information presented under the caption "Election of Directors - Information about Directors and Nominees as Directors" in the Proxy Statement of the Corporation for its Annual Meeting of Stockholders to be held on April 18, 2006, (the "Proxy Statement"), a copy of which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.

     EXECUTIVE OFFICERS. Information concerning Executive Officers of the Corporation is presented under the caption "Executive Officers" in Part I of this Form 10-KSB and is incorporated herein by reference.

     AUDIT COMMITTEE FINANCIAL EXPERT. Information concerning the Corporation's "audit committee financial expert" is presented under the caption "Board Meetings, Board Committees and Corporate Governance Matters - 'Indepenent' Directors" in the Proxy Statement and is incorporated herein by reference.

     COMPLIANCE WITH SECTION 16(A). Based solely on our review of copies of reports filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from persons required to file such reports, we believe that all filings required to be made were timely made in accordance with the requirements of the Securities Exchange Act of 1934.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information presented under the captions "Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information Table" in the Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information presented under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB(continued)

ITEM 13. EXHIBITS

     The exhibits to this report on Form 10-KSB are listed below.

     3.1     Articles of Incorporation are incorporated by reference to Exhibit
             3.1 of the Corporation's Registration Statement on Form SB-2 (SEC File No. 333-04113).

     3.2     Bylaws of the Corporation are incorporated by reference to Exhibit
             3.2 of the Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 (SEC File No. 000-33373).

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

     10.6 Community Central Bank Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10.6 of the Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (SEC File No. 000-33373).

     10.7 Community Central Bank Death Benefit Plan is incorporated by reference to Exhibit 10.7 of the Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (SEC File No. 000-33373).

     10.8 Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Corporation's Current Report on Form 8-K filed on March 25, 2005. (SEC File No. 000-33373)

     10.9 Form of Non-qualified Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Corporation's Current Report on Form 8-K filed on January 17, 2006. (SEC File No. 000-33373)

     10.10 Summary of Named Executive Officer Salary and Bonus Arrangements is incorporated by reference to the Corporation's Current Report on Form 8-K filed on January 17, 2006. (SEC File No. 000-33373)

     10.11 Summary of Current Director Fee Arrangements is incorporated by reference to Exhibit 10.10 of the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2004. (SEC File No. 000-33373)

     11      Computation of Per Share Earnings

     13 2005 Stockholder Report (Except for the portions of the 2005 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the 2005 Stockholder Report of the Corporation shall not be deemed filed as a part hereof.)

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

     32      Rule 1350 Certifications

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB(continued)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information presented under the captions "Selection of and Relationship with Independent Auditor" in the Proxy Statement is incorporated herein by reference.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB(continued)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2006:

                                        COMMUNITY CENTRAL BANK CORPORATION


                                        /S/ DAVID A. WIDLAK
                                        ----------------------------------------
                                        David A. Widlak; President and
                                        Chief Executive Officer
                                        (Duly authorized officer)

     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 30, 2006:


/S/ GEBRAN S. ANTON                     /S/ JOSEPH F. JEANNETTE
-------------------------------------   ----------------------------------------
Gebran S. Anton; Director               Joseph F. Jeannette; Director


/S/ DAVID E. BONIOR                     /S/ DEAN S. PETITPREN
-------------------------------------   ----------------------------------------
David E. Bonior; Director               Dean S. Petitpren; Chairman and Director


/S/ JOSEPH CATENACCI                    /S/ RONALD R. REED
-------------------------------------   ----------------------------------------
Joseph Catenacci; Director              Ronald R. Reed; Vice-Chairman and
                                        Director


/S/ SALVATORE COTTONE                   /S/ JOHN W. STROH, III
-------------------------------------   ----------------------------------------
Salvatore Cottone; Director             John W. Stroh, III; Director


/S/ CELESTINA GILES                     /S/ DAVID A. WIDLAK
-------------------------------------   ----------------------------------------
Celestina Giles; Director               David A. Widlak; President and Chief
                                        Executive Officer, and Director
                                        (principal executive officer)


/S/ BOBBY L. HILL                       /S/ RAY T. COLONIUS
-------------------------------------   ----------------------------------------
Bobby L. Hill; Director                 Ray T. Colonius, CFO and Treasurer
                                        (principal financial and
                                        accounting officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-KSB(continued)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                         EXHIBIT DESCRIPTION
--------------                         -------------------
      11         Computation of Per Share Earnings

      13         2005 Stockholder Report. Except for the portions of the 2005
                 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the 2005 Stockholder
                 Report of the Corporation shall not be deemed filed as a part hereof.

      23         Consent of Independent Registered Public Accounting Firm

      31.1       Rule 13a - 14(a) Certification (Chief Executive Officer)

      31.2       Rule 13a - 14(a) Certification (Chief Financial Officer)

      32         Rule 1350 Certification