Form 10-Q
period 2006-03-31
COMMUNITY CENTRAL BANK CORP
filed 2006-05-12
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   -----    -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

Large accelerated filer       Accelerated filer       Non-accelerated filer  X
                        ---                     ---                         ---

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Class      Outstanding at May 12, 2006
    -----      ---------------------------
Common Stock         3,661,900 Shares

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                     March 31,
                                                        2006      December 31,
                                                    (Unaudited)       2005
                                                    -----------   ------------
                                                          (In thousands)
Assets
Cash and due from banks                               $  8,261     $   8,000
Federal funds sold                                          --         3,000
                                                      --------     ---------
   Cash and Cash Equivalents                             8,261        11,000
                                                      --------     ---------
Securities available for sale, at fair value            92,139        84,177
Securities held to maturity, at amortized cost           1,078         1,094
FHLB stock                                               4,530         4,331
Residential mortgage loans held for sale                 3,479         4,286
Loans
   Commercial loans                                    241,479       228,101
   Residential loans                                    97,752        93,146
   Installment loans                                    13,430        13,704
                                                      --------     ---------
   Total Loans                                         352,661       334,951
Allowance for loan losses                               (3,596)       (3,580)
                                                      --------     ---------
   Net Loans                                           349,065       331,371
                                                      --------     ---------
Net property and equipment                               8,777         8,753
Accrued interest receivable                              2,349         2,122
Other real estate                                           16           112
Goodwill                                                 1,381         1,381
Intangible assets, net of amortization                     192           210
Cash surrender value of Bank Owned Life insurance        9,948         9,820
Other assets                                             3,248         3,355
                                                      --------     ---------
   Total Assets                                       $484,463     $ 462,012
                                                      ========     =========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED BALANCE SHEETS

                                                    March 31,
                                                       2006      December 31,
                                                   (Unaudited)       2005
                                                   -----------   ------------
                                                         (In thousands,
                                                       except share data)
Liabilities
Deposits
   Noninterest bearing demand deposits               $ 34,371      $ 31,979
   NOW and money market accounts                       39,844        41,167
   Savings deposits                                    11,775        12,832
   Time deposits                                      247,207       228,395
                                                     --------      --------
   Total deposits                                     333,197       314,373
                                                     --------      --------
Repurchase agreements and fed funds purchased          12,326        13,184
Federal Home Loan Bank advances                        90,545        86,545
Accrued interest payable                                1,102           938
Other liabilities                                         896           982
ESOP note payable                                         135           148
Subordinated debentures                                10,310        10,310
                                                     --------      --------
   Total Liabilities                                  448,511       426,480
                                                     --------      --------
Stockholders' Equity
   Common stock -- 9,000,000 shares authorized;
      3,653,736 shares issued and outstanding at
      3-31-2006 and 3,648,885 at 12-31-2005            31,206        31,154
   Retained earnings                                    5,728         5,245
   Unearned employee benefit                             (135)         (148)
   Accumulated other comprehensive (loss) income         (847)         (719)
                                                     --------      --------
   Total Stockholders' Equity                          35,952        35,532
                                                     --------      --------
Total Liabilities and Stockholders' Equity           $484,463      $462,012
                                                     ========      ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                        2006     2005
                                                       ------   ------
                                                    (In thousands,
                                                   except per share data)
Interest Income
   Loans (including fees)                              $6,028   $4,821
   Taxable securities                                     771      472
   Tax exempt securities                                  278       88
   Federal funds sold                                      37       46
                                                       ------   ------
   Total Interest Income                                7,114    5,427
                                                       ------   ------
Interest Expense
   Deposits                                             2,700    1,554
   Repurchase agreements and fed funds purchased           93       39
   Federal Home Loan Bank advances                        959      563
   ESOP loan interest expense                               3        3
   Subordinated debentures                                215      165
                                                       ------   ------
   Total Interest Expense                               3,970    2,324
                                                       ------   ------
   Net Interest Income                                  3,144    3,103
Provision for loan losses                                  50      100
                                                       ------   ------
   Net Interest Income after Provision                  3,094    3,003
                                                       ------   ------
Noninterest Income
   Fiduciary income                                        67       --
   Deposit service charges                                 82       70
   Net realized security gain                              --       30
   Mortgage banking income                                854      702
   Other income                                           199      144
                                                       ------   ------
   Total Noninterest Income                             1,202      946
                                                       ------   ------
Noninterest Expense
   Salaries, benefits, and payroll taxes                2,105    1,754
   Premises and fixed asset expense                       466      356
   Other operating expense                                845      779
                                                       ------   ------
Total Noninterest Expense                               3,416    2,889
                                                       ------   ------
   Income Before Taxes                                    880    1,060
Provision for income taxes                                177      308
                                                       ------   ------
   Net Income                                          $  703   $  752
                                                       ======   ======

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Per share data*:
   Basic earnings                                       $0.18   $0.22
   Diluted earnings                                     $0.18   $0.22
   Cash Dividends                                       $0.06   $0.05

*    Per share data has been retroactively adjusted for stock dividends.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                     Three Months
                                                   Ended March 31,
                                                   ---------------
                                                    2006     2005
                                                   ------   ------
                                                    (In thousands)
Net Income as Reported                              $ 703   $ 752
Other Comprehensive Income, Net of Tax
   Change in unrealized (loss) gain on securities
      available for sale                             (128)   (371)
                                                    -----   -----
Comprehensive Income                                $ 575   $ 381
                                                    =====   =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            -------------------
                                                              2006       2005
                                                            --------   --------
                                                               (In thousands)
Operating Activities
   Net income                                               $    703   $    752
   Adjustments to reconcile net income to net cash flow
      from operating activities:
      Net amortization of security premium                        52         86
      Net gain on sales and call of securities                    --        (30)
      Provision for loan losses                                   50        100
      Depreciation expense                                       166        107
      Deferred income tax expense                                169        308
      ESOP compensation expense                                   13         13
      SFAS 123R option expense                                     6         --
      Increase in accrued interest receivable                   (227)      (261)
      Increase in other assets                                   (22)      (227)
      Increase in accrued interest payable                       164         --
      Decrease in other liabilities                              (86)      (243)
      Decrease in loans held for sale                            807      3,802
                                                            --------   --------
   Net Cash Provided by Operating Activities                   1,795      4,407
Investing Activities
   Maturities, calls, sales and prepayments of
      securities available for sale                            2,572      6,208
   Purchase of securities available for sale                 (10,767)   (17,629)
   Maturities, calls, and prepayments of
      held to maturity securities                                 17         11
   Purchases of held to maturity securities                     (200)       (35)
   Increase in loans                                         (17,744)    (4,672)
   Purchases of property and equipment                          (190)      (609)
                                                            --------   --------
   Net Cash Used in Investing Activities                     (26,312)   (16,726)
Financing Activities
   Net increase (decrease) in demand and savings deposits         12       (258)
   Net increase in time deposits                              18,812     15,039
   Net decrease in short term borrowings                        (859)    (1,962)
   FHLB advances                                               4,001      2,000
   Rights/Public stock offering                                   --      5,275
   Payment of ESOP debt                                          (13)       (13)
   Stock option exercise/award                                    46          7
   Cash dividends paid                                          (221)      (162)
                                                            --------   --------
   Net Cash Provided by Financing Activities                  21,778     19,926
                                                            --------   --------
(Decrease) Increase in Cash and Cash Equivalents              (2,739)     7,607
Cash and Cash Equivalents at the Beginning of the Year        11,000      7,183
                                                            --------   --------
Cash and Cash Equivalents at the End of the Period          $  8,261   $ 14,790
                                                            ========   ========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                            $  3,806   $  2,324
   Federal Taxes Paid                                       $     --   $     --

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

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

     The Corporation's Consolidated Balance Sheets are presented as of March 31, 2006 and December 31, 2005, and Consolidated Statements of Income and Comprehensive Income for the three month periods ended March 31, 2006 and 2005, and Consolidated Statements of Cash Flow for the three months ended March 31, 2006 and 2005. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

     Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered by management to be adequate to absorb losses inherent in existing loans and loan commitments. The adequacy of the allowance is based on evaluations that take into consideration such factors as prior loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific impaired or problem loans and commitments, current economic conditions that may affect the borrower's ability to pay, and other subjective factors. The determination of the allowance is also based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, and guidance issued from other regulatory bodies such as the joint policy statement issued by the Federal Financial Institutions Examination Council.

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

     The trust preferred securities may constitute up to 25% of tier I capital. Any amount in excess of this limit may be included as tier 2 capital. At March 31, 2006, the total allowable trust preferred issuance of $10 million was included in the Corporation's tier 1 capital.

4. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Sharebased Payment, (SFAS 123R), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. As

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

     required by SFAS 123R, as with SFAS 123, the Corporation is required to estimate the fair value of all stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. The provisions of this statement are effective for the Corporation beginning January 1, 2006.

     The Corporation did not issue options during the first quarter of 2006 and 2005. The total amount of options outstanding at March 31, 2006 was 281,983 shares at a weighted average exercise price of $9.47 per share. During the first quarter of 2006, 4,851 options were exercised at an exercise price of $7.83 per share. During the first quarter of 2006, using the Black Scholes option-pricing model, the Corporation recognized compensation cost of $6,000 for the options vesting in 2006 based on the fair market value of the grant date. The net income and earnings per share for the first quarter of 2005, on a pro forma basis, are disclosed for comparison below.

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                                2006    2005
                                                               -----   -----
                                                              (In thousands,
                                                          except per share data)
Net income, as reported                                        $ 703   $ 752
Add: Stock-based employee compensation expense,
   net of related tax effects, included in reported net
   income                                                          6      --
Deduct: Total stock-based employee and director
   compensation expense under fair value based
   methods of awards, net of related tax effects                  (6)    (31)
                                                               -----   -----
Pro forma net income                                           $ 703   $ 721
                                                               =====   =====
Earnings per share
   Basic - as reported                                         $0.18   $0.22
   Basic - pro forma                                           $0.18   $0.21
   Diluted - as reported                                       $0.18   $0.22
   Diluted - pro forma                                         $0.18   $0.21

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions. The assumptions listed below were used in 2006 and 2005.

                                       Three Months Ended
                                            March 31,
                                       ------------------
                                         2006      2005
                                       -------   -------
Dividend yield or expected dividends      1.96%     1.36%
Risk free interest rate                   5.00%     4.20%
Expected life                          10 yrs.   10 yrs.
Expected volatility                      22.66%    24.65%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at March 31, 2006 and December 31, 2005 and the results of operations for the three months ended March 31, 2006 and 2005. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

EXECUTIVE SUMMARY

Community Central Bank Corporation is the holding company for Community Central Bank (the "Bank") in Mount Clemens, Michigan. The Corporation opened for business in October 1996 and serves businesses and consumers across Macomb, Oakland, St. Clair and Wayne counties with a full range of lending, deposit and Internet banking services. The Bank operates two full service facilities, one in Mount Clemens and the other in Rochester Hills, Michigan. Community Central Mortgage Company, LLC, a subsidiary of the Corporation and the Bank, operates locations servicing the Detroit metropolitan area, central and northwest Indiana, northern Illinois, Raleigh, North Carolina and Tampa, Florida. River Place Trust and Community Central Wealth Management are divisions of the Bank. Community Central Insurance Agency, LLC is a wholly owned subsidiary of the Bank. The Corporation's common shares trade on The NASDAQ National Market under the symbol "CCBD."

Our results of operations depend largely on net interest income. Net interest income is the difference in interest income the Corporation earns on interest-earning assets, which comprise primarily commercial and residential real estate loans, and to a lesser extent commercial business and consumer loans, and the interest the Corporation pays on our interest-bearing liabilities, which are primarily deposits and borrowings. Management strives to match the repricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

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

The Corporation continues to see competitive deposit rates offered from local financial institutions within the geographic proximity of the Bank which could have the effect of increasing the costs of funds to a level higher than management projects. The Corporation continues to utilize wholesale forms of funding earning assets through the FHLB and brokered certificates of deposit to balance both interest rate risk and the overall cost of funds. Brokered and internet certificates of deposit are based on a nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for certificates of deposit products has intensified and the Bank has found this type of wholesale funding to often effectively compete with the rates offered for similar term retail certificates of deposit products of local community and regional banks.

Net income in the first quarter was affected by startup, expansion and operational costs including those related to the new Trust and Wealth Management divisions as well as the new banking hub in Grosse Pointe, Michigan, which is expected to open in June 2006. Additionally, first quarter net income was affected by startup costs related to expansion into new mortgage loan production offices in Ohio, North Carolina and Florida. Net interest income was $3.1 million during the first quarter of 2006, an increase of $41,000 from the first quarter of 2005. The net interest income when measured on a taxable equivalent basis increased $140,000, or 4.4%, over the same period. The increase was attributable to growth in earning assets and offset somewhat by net interest margin compression. Net interest margin for the first quarter of 2006 was 2.87%, or 3.00% on a tax equivalent basis, compared with 3.33%, or 3.38% on a tax equivalent basis for the first quarter of 2005. The decrease in net interest margin was primarily the result of higher deposit funding costs in a highly competitive deposit-pricing environment. Additionally, the flat treasury yield curve produced an interest rate environment that results in lower incremental interest rate spreads on new loan and investment growth.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ASSETS

At March 31, 2006, the Corporation's total assets were $484.5 million, an increase of $22.5 million, or 4.9%, from December 31, 2005. The largest segment of asset growth for the first three months ended March 31, 2006, occurred in our loan portfolio, which increased $17.7 million. Total investment securities available for sale increased $8.0 million for the first three months of 2006.

The largest portion of loan growth occurred in the commercial real estate portfolio, which increased $11.2 million. This growth is consistent with the Corporation's commercial lending focus. Commercial and industrial loans increased $2.2 million for the first three months of 2006. Loan growth during the first quarter of 2006 was largely due to a pipeline of loans developed during prior quarterly periods. The Corporation added two new commercial loan officers in 2005 and one new commercial loan officer in 2006 to increase the commercial lending program and service the expected growth in the portfolio. The residential mortgage portfolio was $78.5 million at March 31, 2006, an increase of $3.9 million from December 31, 2005. Most of the residential mortgage portfolio comprises adjustable rate mortgages, which represented $54.7 million, or 70%, of the total residential portfolio. Those residential mortgage loans the Corporation considered to be held for investment in the residential portfolio comprise both banking relationships and other attributes deemed to match with the Corporation's interest rate risk profile. The home equity lines of credit ("HELOC") comprised $19.2 million at March 31, 2006, which was an increase of $659,000 from December 31, 2005. This portfolio product is tied to Wall Street Journal prime interest rate. These loans are fully secured by real estate and are generally originated with loan to values (including prior liens) up to 95% of the appraised value of the real estate. The consumer portfolio ended March 31, 2006 at $12.8 million, which was a decrease of $278,000, primarily from pay downs in the portfolio. The largest portion of the installment loan portfolio comprises loans for marine craft. The Corporation's geographic proximity to Lake St. Clair and the lending experience in this area have been contributors to this segment of the portfolio. In 2005, the Corporation offered less competitive interest rates on marine craft loans to reduce exposure in the area. This change contributed to the decline in the overall installment portfolio. At March 31, 2006, loans for marine craft comprised approximately $10.7 million, or 83.6% of the installment portfolio and 3.0% of total loans. Credit card loans totaled $654,000 at March 31, 2006, which was almost unchanged from $650,000 at December 31, 2005. The Corporation continues to book credit card loans as a customer accommodation and does not actively market this product.

Additionally, the Corporation had approximately $80.2 million in outstanding loans at March 31, 2006, to borrowers in the real estate rental and properties management industries, representing approximately 38% of the total commercial real estate portfolio.

The major components of the loan portfolio for loans held for sale and loans in the portfolio are as follows:

                               March 31,      Percentage     December 31,     Percentage       Net        Net
                                  2006      of total loans       2005       of total loans   Change    Change %
                               ---------   ---------------   ------------   --------------   -------   --------
                                                      (in thousands, except percentages)
Loans held for sale:
   Residential real estate      $  3,479                       $  4,286                        ($807)   (18.8%)
                                ========        =====          ========          =====       =======    =====
Loans held in the portfolio:
   Commercial real estate       $212,531         60.3%         $201,348           60.1%      $11,183      5.6%
   Commercial and industrial      28,948          8.2            26,753            8.0         2,195      8.2
   Residential real estate        78,548         22.3            74,601           22.3         3,947      5.3
   Home equity lines              19,204          5.4            18,545            5.5           659      3.6
   Consumer loans                 12,776          3.6            13,054            3.9          (278)    (2.1)
   Credit cards                      654          0.2               650            0.2             4      0.6
                                --------        -----          --------          -----       -------    -----
                                $352,661        100.0%         $334,951          100.0%      $17,710      5.3%
                                ========        =====          ========          =====       =======    =====

Total securities available for sale increased $8.0 million from December 31, 2005 to $92.1 million at March 31, 2006. The increase was comprised of the purchases of $5.8 million in bank qualified tax-exempt municipal bonds and $2.2 million in mortgage backed securities. All other categories of the available for sale portfolio remained

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

relatively unchanged. The bank qualified tax-exempt municipal bonds comprise primarily AAA ratings through an underlying or insured basis. Total mortgage backed securities are comprised of both fixed rate and variable rate instruments. Variable rate mortgage backed securities represented 40% of the mortgage backed security portfolio. At March 31, 2006, the available for sale portfolio had net unrealized losses of $1.3 million or approximately 1.29% of the aggregate portfolio. At December 31, 2005, the net unrealized losses in the available for sale portfolio ended at $1.2 million. Unrealized losses have not been recognized into income because of the issuer's bonds are of high credit quality. The Corporation has the intent and ability to hold the securities for the foreseeable future and the decline in the fair value is primarily due to increased market interest rates.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

A summary of nonperforming assets is as follows:

                                                    March 31,   December 31,
                                                       2006         2005
                                                    ---------   ------------
                                                     (Dollars in thousands)
Nonaccrual loans:
   Commercial real estate                            $1,808        $1,637
   Commercial and industrial                            824           985
   Residential real estate                               --            67
   Home equity lines                                     --            --
   Consumer loans                                        --            --
   Credit cards                                          --            --
                                                     ------        ------
Total nonaccrual loans                                2,632         2,689

Accruing loans delinquent more than 90 days:
   Commercial real estate                            $   --        $   --
   Commercial and industrial                             --            --
   Residential real estate                              453           621
   Home equity lines                                     --            --
   Consumer loans                                         4             1
   Credit cards                                           1             1
                                                     ------        ------
Total accruing loans delinquent more than 90 days       458           623
                                                     ------        ------
Total nonperforming loans                             3,090         3,312

Other real estate owned
   Commercial real estate                                --           112
   Residential real estate                               16            --
                                                     ------        ------
Total other real estate owned                            16           112
                                                     ------        ------
Total nonperforming assets                           $3,106        $3,424
                                                     ======        ======
Total nonperforming loans as a
   percentage of total loans                           0.88%         0.99%
                                                     ======        ======
Total nonperforming assets as a percentage
   of total assets                                     0.64%         0.74%
                                                     ======        ======

At March 31, 2006, nonperforming loans, which represents nonaccruing loans and those loans past due 90 days or more and still accruing interest, totaled $3.1 million compared to $3.3 million at December 31, 2005, a decrease of $222,000. Nonaccruing loans of $2.6 million remains relatively unchanged from December 31, 2005 and is primarily comprised of two commercial relationships, a marina with collateral comprising commercial real estate and marine craft, and a tool and die manufacturer, being partially guaranteed by the Small Business Administration and secured by commercial real estate.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table shows an analysis of the allowance for loans losses:

                                                        Three Months
                                                            Ended       Year Ended
                                                          March 31,    December 31,
                                                             2006          2005
                                                        ------------   ------------
                                                           (Dollars in thousands)
Balance as beginning of the period                         $3,580        $3,377
Charge-offs:
   Commercial real estate                                      --           181
   Commercial and industrial                                   14            57
   Residential real estate                                     21           103
   Home equity lines                                           --            --
   Consumer loans                                               2           171
   Credit cards                                                 1            12
                                                           ------        ------
Total charge-offs                                          $   38        $  524
                                                           ------        ------
Recoveries:
   Commercial real estate                                      --             1
   Commercial and industrial                                    1           606
   Residential real estate                                     --            --
   Home equity lines                                           --            --
   Consumer loans                                               3            18
   Credit cards                                                --             2
                                                           ------        ------
Total recoveries                                           $    4        $  627
                                                           ------        ------
Net charge-offs (recoveries)                                   34          (103)
                                                           ------        ------
Provision charged to earnings                                  50           100
                                                           ------        ------
Balance at end of the period                               $3,596        $3,580
                                                           ======        ======
Net charge-offs (net recoveries) during the period to
   to average loans outstanding during the period            0.04%        (0.03%)

Allowance as a percentage of total portfolio loans           1.02%         1.07%

The allowance for loan losses as a percentage of total loans remained relatively unchanged at March 31, 2006, compared to December 31, 2005. The Corporation performs a detailed quarterly review of the allowance for loan losses. The Corporation evaluates those loans classified as substandard, under its internal risk rating system, on an individual basis for impairment under SFAS 114. The level and allocation of the allowance is determined primarily on management's evaluation of collateral value, less the cost of disposal, for loans reviewed in this category. The remainder of the total loan portfolio is segmented into homogeneous loan pools with similar risk characteristics for evaluation under SFAS 5. The primary risk element considered by management regarding each consumer and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements concerning commercial and industrial loans and commercial real estate loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews existence of collateral and its value.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

LIABILITIES

During the three months ended March 31, 2006, total deposits increased $18.8 million to $333.2 million. The increase in deposits was attributable to increases in time deposits $100,000 and over, with local municipal certificates of deposit increasing $10.8 million and brokered time deposits increasing $10.0 million. Noninterest bearing demand deposits increased $2.4 million for the first three months of 2006. NOW accounts decreased $1.4 million during the same time period. Money market savings deposits totaled $19.4 million and remained relatively unchanged. To stem the loss of these money market savings accounts the Corporation increased the interest rate paid on this deposit product in response to higher competitive interest rates. Total savings accounts decreased $1.1 million as customers moved to higher rate deposit products during the quarter. Total time deposits under $100,000 increased $317,000. The competitive rate environment amongst local financial institutions has made the Corporation decide in some cases not to raise the interest rate on the deposit product at the same frequency or level to match or exceed interest rates given by local financial institutions. The Corporation continues to see competitive deposit rates offered by local financial institutions within the geographic proximity of the Bank, which could have the affect of increasing the cost of funds to a level higher than management projects. The Corporation continues to utilize wholesale forms of funding earning assets through the Federal Home Loan Bank and brokered CDs to balance both interest rate risk and the overall cost of funds. Brokered and internet CDs are based on nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for CD products has intensified and the Bank has found this type of whole funding to often effectively compete with the rates offered for similar term retail CD products of local community and regional banks.

The major components of deposits are as follows:

                                           Percentage                  Percentage
                               March 31,    of total    December 31,    of total       Net       Net
                                  2006      deposits        2005        deposits     Change   Change %
                               ---------   ----------   ------------   ----------   -------   --------
                                                        (Dollars in Thousands)
Noninterest bearing demand      $ 34,371       10.3%      $ 31,979        10.2%     $ 2,392      7.5%
NOW accounts-interest
   bearing checking               20,341        6.1         21,767         6.9       (1,426)    (6.6)
Money market                      19,503        5.9         19,400         6.2          103      0.5
Savings                           11,775        3.5         12,832         4.1       (1,057)    (8.2)
Time deposits under $100,000      55,170       16.6         54,853        17.4          317      0.6
Time deposits $100,000 and
   over                          192,037       57.6        173,542        55.2       18,495     10.7
                                --------     ------       --------       -----      -------     ----
Total deposits                   333,197     100.00%       314,373       100.0%      18,824      6.0%
                                ========     ======       ========       =====      =======     ====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Short term borrowings at March 31, 2006 consisted of short term FHLB advances of $12.0 million and securities sold with an agreement to repurchase them the following day of $12.3 million. Following are details of our short term borrowings for the dates indicated:

                                                   March 31,   December 31,
                                                      2006         2005
                                                   ---------   ------------
                                                    (Dollars in thousands)
Amount outstanding at end of period
   Repurchase agreements                            $12,326      $13,184
   Short-term FHLB advances                         $12,000      $26,700

Weighted average interest rate on ending balance
   Repurchase agreements                               2.50%        2.50%
   Short-term FHLB advances                            3.94%        3.60%

Maximum amount outstanding at any month end
   during the period
   Repurchase agreements                            $13,217      $21,711
   Short-term FHLB advances                         $26,700      $26,700

In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate mortgage instruments and investment securities. These advances are secured under a blanket security agreement by first mortgage loans and the pledging of certain securities. Long-term advances comprised 34 advances with maturities from July 2007 to February 2016.

FHLB advances outstanding at March 31, 2006 were as follows:

                            Ending     Average rate
                           Balance   at end of period
                           -------   ----------------
                             (Dollars in thousands)
Short-term FHLB advances   $12,000         3.94%
Long-term FHLB advances     78,545         4.57%
                           -------         ----
                           $90,545         4.46%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for possible deposit outflows, and managing interest rate risk require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by $27.0 million in available unsecured federal funds borrowing facilities, and a $100.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of March 31, 2006, unused commitments comprised $86.6 million. The Bank has $169.1 million in time deposits coming due within the next twelve months from March 31, 2006, which includes brokered, internet and municipal time deposits. At March 31, 2006, the Bank had $108.9 million in brokered certificates of deposit, of which $51.0 million is due within one year or less. Additionally, at March 31, 2006, municipal time deposits and internet time deposits were $40.8 million and $12.6 million, respectively. Municipal time deposits typically have maturities less than three months. $3.7 million of internet certificates of deposit mature in one year or less.

On February 13, 2006, the Corporation's Board of Directors declared the Corporation's sixteenth consecutive quarterly cash dividend of $0.06 per common share, payable April 3, 2006, to shareholders of record March 1, 2006.

Following are selected capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                            March 31,        December 31,    Minimum Ratio
                                               2006             2005          for Capital
                                         ---------------   ---------------      Adequacy        Ratio to be
                                         Capital   Ratio   Capital   Ratio      Purposes     "Well Capitalized"
                                         -------   -----   -------   -----   -------------   ------------------
Total capital to risk-weighted assets
   Consolidated                          $48,802   13.24%  $48,229   13.79%        8%               NA
   Bank only                              45,941   12.49%   46,271   12.98%        8%               10%
Tier I capital to risk-weighted assets
   Consolidated                          $45,206   12.27%  $44,649   12.77%        4%               NA
   Bank only                              42,345   11.52%   41,691   11.95%        4%                6%
Tier I capital to average assets
   Consolidated                          $45,206    9.64%  $44,649    9.94%        4%               NA
   Bank only                              42,345    9.05%   41,691    9.30%        4%                5%

Management believes that the current capital position as well as net income from operations, loan repayments and other sources of funds will be adequate to meet our short and long term liquidity needs.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table shows the changes in stockholders' equity for the three months ended March 31, 2006:

                                                          Unearned   Accumulated Other
                                      Common   Retained   Employee     Comprehensive      Total
                                       Stock   Earnings   Benefits     Income/(Loss)      Equity
                                     -------   --------   --------   -----------------   -------
Beginning balance, January 1, 2006   $31,154    $5,245      ($148)        ($ 719)        $35,532
Cash dividend                             --      (220)        --             --            (220)
Stock option exercise                     46        --         --             --              46
SFAS 123R expensing of options             6        --         --             --               6
Net income                                --       703         --             --             703
Release of ESOP shares                    --        --         13             --              13
Change in unrealized gain/loss            --        --         --           (128)           (128)
                                     -------    ------      -----         ------         -------
Balance March 31, 2006               $31,206    $5,728      ($135)        ($ 847)        $35,952
                                     =======    ======      =====         ======         =======

Stockholder's equity was $36.0 million as of March 31, 2006. This was an increase of $420,000 from December 31, 2005. The change in stockholder's equity was primarily attributable to net income for the first quarter of 2006 of $703,000, offset by cash dividends of $220,000. The proceeds from stock options exercised added $46,000 to equity. Additionally, the release of ESOP shares, at fair market value, contributed $13,000 to total equity. The change in other comprehensive income of $128,000 was due to the net change in after tax decreases in the available for sale security portfolio. Unrealized losses have not been recognized into income because of the issuer's bonds are of high credit quality. The Corporation has the intent and the ability to hold the securities for the foreseeable future and the decline in the fair value during the first quarter of 2006 was primarily due to increased market interest rates.

NET INTEREST INCOME

Net interest income was $3.1 million during the first quarter of 2006, an increase of $41,000 over the first quarter of 2005. The net interest income when measured on a taxable equivalent basis increased $140,000, or 4.4%, over the same time period. The increase was attributable to growth in earning assets, primarily loans, and offset somewhat by net interest margin compression. Net interest margin for the first quarter of 2006 was 2.87%, or 3.00% on a tax equivalent basis, compared with 3.33%, or 3.38% on a tax equivalent basis for the first quarter of 2005. The decrease in net interest margin was primarily the result of higher deposit funding costs in a highly competitive deposit pricing environment. Additionally, the flat treasury yield curve produced an interest rate environment that results in lower incremental interest rate spreads on new loan and investment growth. The increase in interest income for the first quarter of 2006 compared to the first quarter of 2005 was primarily due to higher average outstanding balances in the loan and securities portfolio, as well as higher yields on loans.. Increased yields on the investment portfolio were not as much a factor as the majority of the investment portfolio is fixed rate in nature. Increases in various categories of interest expense were primarily driven by increases in interest rates paid on deposits and other borrowings. The largest increase in interest expense was associated with time deposits. Increases in interest expense on time deposits contributed 66.8% of the overall increase in interest expense due to an increase in rate. Conversely, the increase in interest expense due to other borrowings was primarily due to increases in volume and secondarily due to increases in rates, as the duration of the FHLB advances is much longer than other categories of deposits and borrowed funds. The overall increase in net interest income was completely due to increases in short term interest rates in deposit funding.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table shows the dollar amount of changes in net interest income for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to changes in average balances (volume) or average rates for the periods shown. Variances that are jointly attributable to both volume and rate changes have been allocated to the volume component.

                                                        Three Months Ended
                                                     March 31, 2006 vs. 2005
                                                 -------------------------------
                                                            Increase (Decrease)
                                                             Due to Changes In
                                                          ----------------------
                                                              Volume
                                                  Total      and Both       Rate
                                                 ------   --------------   -----
                                                          (In thousands)
Earning Assets - Interest Income
   Loans                                         $1,207        $578         $629
   Securities                                       489         402           87
   Federal funds sold                                (9)        (48)          39
                                                 ------        ----        -----
      Total                                       1,687         932          755
                                                 ------        ----        -----
Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                     85           5           80
   Savings deposits                                 (38)        (51)          13
   Time deposits                                  1,100         474          626
   FHLB advances and repurchase agreements          449         277          172
   ESOP loan interest expense                        --          (1)           1
   Subordinated debentures                           50          --           50
                                                 ------        ----        -----
      Total                                       1,646         704          942
                                                 ------        ----        -----
Net Interest Income                              $   41        $228        ($187)
                                                 ======        ====        =====

The average yield earned on interest earning assets for the first quarter of 2006 was 6.51% compared to 5.83% for the first quarter of 2005. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment for 2006 was 7.10% compared to 6.28% during the first quarter of 2005. The overall increase in the loan portfolio yield was partially tied to the increase in the prime interest rate during that time period. The commercial, commercial real estate and home equity line loans that repriced with prime interest rate changes totaled approximately $152 million at March 31, 2006. The Corporation's security portfolio had an average non-tax adjusted yield of 4.44% during the first quarter of 2006, with the weighted average taxable equivalent yield to maturity at March 31, 2006 totaling 5.13%.

The average rate paid on interest bearing liabilities for the first quarter of 2006 was 4.03% compared to 2.81% in the first quarter of 2005. The increase in average rate was due to the overall rate paid on interest bearing liabilities, primarily as a result of the increase in overall market interest rates. The rate paid on the total time deposit portfolio increased to 4.18% for the first quarter of 2006, from 2.85% for the same time period in 2005 and was driven by highly competitive interest rates paid among local financial institutions. The increase in the average rate for NOW and money market accounts for 2006 was primarily attributable to the introduction of a premium rate based NOW account, with the average rate moving to 1.99% during the first quarter of 2006 versus 1.13% in the first quarter of 2005. The average rate paid on savings also increased, moving to 2.19% for the first quarter of 2006 from 1.95% in the first quarter of 2005. The rae paid on FHLB advances and repurchase agreements increased to 4.23% in the first quarter of 2006 from 3.29% in the first quarter of 2005. New advances, repricing of variable advances and the increase in the interest rate paid on repurchase agreements were the primary reasons for the increase. At March 31, 2006, the FHLB portfolio had a weighted average maturity of 4.8 years and an overall weighted average interest rate

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

of 4.46%, which was 29 basis points below the current overnight federal funds rate. The average rate paid on the subordinated debenture increased in the first quarter of 2006 to 8.46% from 6.49%, closely tracking the overall increase in short-term market interest rates during the comparable period. This instrument is priced quarterly based on the three-month libor interest rate.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three month periods ended March 31, 2006 and 2005. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees. Effective January 1, 2006, the Corporation began calculating yields earned on interest earning assets and rates paid on interest bearing liabilities based on the actual number of days in the quarter. Previously, the Corporation calculated these yields using four equal quarterly periods. While these different methods of calculating yields and rates may have a slight effect on yields, rates, net interest margins and net interest rate spreads reported during the quarterly or year to date periods, it has no effect on yields, rates, net interest margins and net interest rate spreads reported on an annual basis. This change in methodology does not have a material impact on the yields, rates, net interest margin or net interest rate spreads in reported in prior periods; accordingly, this change was implemented prospectively and as such, prior periods have not been restated.

                                                                 Three Months Ended March 31,
                                                -------------------------------------------------------------
                                                             2006                            2005
                                                -----------------------------   -----------------------------
                                                                      Average                         Average
                                                           Interest     Rate               Interest     Rate
                                                 Average    Income/   Earned/    Average    Income/   Earned/
                                                 Balance    Expense     Paid     Balance    Expense     Paid
                                                --------   --------   -------   --------   --------   -------
                                                                        (In thousands)
Assets
   Loans                                        $344,471     6,028     7.10%    $311,301    $4,821     6.28%
   Securities                                     94,448     1,049     4.44       58,305       560     3.84
   Federal funds sold                              3,342        37     4.49        7,682        46     2.43
                                                --------    ------     ----     --------    ------     ----
Total Interest Earning Assets/
   Total Interest Income/Average Yield Earned    442,261     7,114     6.51      377,288     5,427     5.83
                                                --------    ------     ----     --------    ------     ----
Cash and due from banks                            7,639                           6,758
All other assets                                  20,487                          16,623
                                                --------                        --------
Total Assets                                    $470,387                        $400,669
                                                ========                        ========
Liabilities and Equity
   NOW and money market accounts                $ 39,018       191     1.99     $ 37,915       106     1.13
   Savings deposits                               12,597        68     2.19       22,012       106     1.95
   Time deposits                                 237,000     2,441     4.18      190,946     1,342     2.85
   FHLB advances, repurchase agreements
      and fed funds purchased                    100,919     1,052     4.23       74,317       602     3.29
   ESOP note payable                                 143         3     8.51          200         3     6.08
   Subordinated debentures                        10,310       215     8.46       10,310       165     6.49
                                                --------    ------     ----     --------    ------     ----
Total Interest Bearing Liabilities/
   Total Interest Expense / Average Rate Paid    399,987     3,970     4.03      335,700     2,324     2.81
                                                --------    ------     ----     --------    ------     ----
Noninterest bearing demand deposits               32,657                          34,838
All other liabilities                              2,078                           1,617
Stockholders' equity                              35,665                          28,514
                                                --------                        --------
Total Liabilities and Stockholder's Equity      $470,387                        $400,669
                                                ========                        ========
Net Interest Income                                         $3,144                          $3,103
                                                            ======                          ======
Net Interest Spread                                                    2.49%                           3.02%
                                                                       ====                            ====
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                        2.87%                           3.33%
                                                                       ====                            ====
Net Interest Margin
   (fully taxable equivalent)                                          3.00%                           3.38%
                                                                       ====                            ====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

PROVISION FOR LOAN LOSSES

A $50,000 provision was made to the allowance for loan losses in the first quarter of 2006, based upon management's review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. Net loan charge-offs for the first quarter of 2006 totaled $34,000, or four basis points on an annualized basis. Total nonperforming assets as a percentage of total assets was 0.64% at March 31, 2006, compared to 0.74% at December 31, 2005. The allowance for loan losses was $3.6 million at March 31, 2006, or 1.02% of total loans and 116.38% of nonperforming loans, versus $3.6 million, or 1.07% and 108.10% at December 31, 2005, respectively.

NONINTEREST INCOME

Noninterest income in the first quarter of 2006 was $1.2 million, an increase of $256,000, or 27.1%, compared to the first quarter of 2005. The increase was primarily due to a $152,000 increase in gains on the sale of residential mortgage loans due to higher origination loan volumes compared to the first quarter of 2005 resulting from our Mortgage Company's addition of added loan production offices during this time period. The Mortage Company has expanded into new mortgage loan production offices in Ohio, North Carolina and Florida. Total deposit service charges of $82,000 in the first quarter of 2006 increased 17.1% from $70,000 recorded in the first quarter of 2005. The Corporation instituted an overdraft privilege program late in the fourth quarter of 2005 which has largely contributed to the increase. Other income was $199,000 in the first quarter of 2006, which was an increase of $55,000 from the first quarter of 2005. The increase was primarily attributable to an increase in noninterest income from additional bank owned life insurance purchase in August of 2005. Fiduciary income from our Trust and Wealth Management division represented $67,000 for the first quarter representing an increase of $3,000 from fee income generated from the these operations in the fourth quarter of 2005 which was $64,000. The Bank acquired the Trust and Wealth Management division operations in July 2005 and has approximately $74.0 million under management at March 31, 2006.

NONINTEREST EXPENSE

Noninterest expense was $3.4 million for the first quarter of 2006 compared to $2.9 million for the first quarter of 2005, an increase of $527,000, or 18.2%. The increase in noninterest expense was largely due to an increase of $351,000 in salary, benefits and payroll taxes from the new Trust and Wealth Management divisions, coupled with startup and operational costs related to the new Grosse Pointe branch hub and expansion into new out of state mortgage loan production offices. Premises and fixed asset expense totaled $466,000 for the quarter ended March 31, 2006, an increase of $110,000 or 30.9%. The expansion of the Mortgage Company's loan production offices accounted for $67,000 of this increase, with the remaining increase attributable to utility costs, increased depreciation expense of the new headquarters, and general costs of expanded operations of the Corporation and its subsidiaries. Other operating expense of $845,000 increased $66,000, or 8.5%, from the first quarter of 2006 compared to the first quarter of 2005. The increase in other operating expense was also primarily attributable to the costs related to the new mortgage loan production offices, the expenses of the trust operations and other costs related to the Grosse Pointe branch office in the process of construction.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

PROVISION FOR INCOME TAXES

The provision for federal income taxes of $177,000 for the first quarter of 2006 decreased $131,000, or 42.5%, from the federal income tax provision for the first quarter of 2005. The decrease was primarily attributable to a higher level of tax exempt municipal bonds and bank owned life insurance (BOLI) over the same respective time period, coupled with a lower level of pretax income. The increase in cash surrender value of BOLI is exempt from federal income tax. The effective tax rate for the first quarter of 2006 and 2005 was 20.1% and 29.1%, respectively. The statutory tax rate of the Corporation is 34%.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table presents an analysis of our interest-sensitivity static gap position at March 31, 2006. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At March 31, 2006, we are considered asset sensitive in the time interval of the first three months. We are also considered to be slightly liability sensitive at the one year accumulated gap position.

                                         After Three   After One
                                Within    Months But   Year But    After
                                 Three    Within One    Within      Five
                                Months       Year     Five Years   Years     Total
                               --------  -----------  ----------  -------  --------
                                              (Dollars in thousands)
Interest earning assets:
   Federal funds sold and
      interest bearing cash    $    529   $      --   $      --   $    --  $    529
   Securities                     8,084      13,030      27,564    45,822    94,500
   FHLB stock                        --          --          --     4,530     4,530
   Portfolio loans and
      held for resale           151,720      39,807     121,181    43,432   356,140
                               --------   ---------   ---------   -------  --------
      Total                     160,333      52,837     148,745    93,784  $455,699
                               --------   ---------   ---------   -------  ========
Interest bearing liabilities:
   NOW and money market
      accounts                    3,399      14,870      21,575        --  $ 39,844
   Savings deposits               1,178       3,415       7,182        --    11,775
   Jumbo time deposits           56,668      75,203      60,166        --   192,037
   Time deposits < $100,000       7,680      29,592      17,898        --    55,170
   Repurchase agreements         12,326          --          --        --    12,326
      FHLB advances                  --      12,000      41,845    36,700    90,545
   ESOP payable                     135          --          --        --       135
   Subordinated debentures       10,310          --          --        --    10,310
                               --------   ---------   ---------   -------  --------
      Total                      91,696     135,080     148,666    36,700  $412,142
                               --------   ---------   ---------   -------  ========
Interest rate sensitivity gap  $ 68,637    ($82,243)  $      79   $57,084
Cumulative interest rate
   sensitivity gap                         ($13,606)   ($13,527)  $43,557
Interest rate sensitivity gap
   Ratio                           1.75        0.39        1.00      2.56
Cumulative interest rate
   sensitivity gap ratio                       0.94        0.96      1.11

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

On a quarterly basis, the net interest income simulation model is used to quantify the effects of hypothetical changes in interest rates on the Bank's net interest income over a projected twelve-month period. The model permits management to evaluate the effects of shifts in the Treasury Yield curve, upward and downward, on net interest income expected in a stable interest rate environment.

As of March 31, 2006, the table below reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast.

                                          Percentage Change
       Interest Rate Scenario          In Net Interest Income
       ----------------------          ----------------------
Interest rates up 300 basis points             4.2%
Interest rates up 200 basis points             3.6%
Interest rates up 100 basis points             2.2%
Base case                                        --
Interest rates down 100 basis points          (2.4%)
Interest rates down 200 basis points          (4.3%)
Interest rates down 300 basis points          (5.2%)

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 ("Act")) as of March 31, 2006, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Cash Dividend - On February 13, 2006, the Corporation's Board of Directors declared the Corporation's sixteenth quarterly cash dividend of $0.06 per common share, payable April 1, 2006, to shareholders of record March 1, 2006.

Stock Dividend - On April 18, 2006, the Corporation's Board of Directors declared a 5% stock dividend payable June 1, 2006, to shareholder of record May 1, 2006.

ITEM 6. EXHIBITS.

See Exhibit Index attached.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2006.

                                        COMMUNITY CENTRAL BANK CORPORATION


                                        By: S/ DAVID A. WIDLAK
                                            ------------------------------------
                                            David A. Widlak;
                                            President and CEO
                                            (Principal Executive Officer)


                                        By: S/ RAY T. COLONIUS
                                            ------------------------------------
                                            Ray T. Colonius;
                                            Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

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

 10.9 Form of Non-qualified Stock Option Agreement is incorporated by reference to the Corporation's Current Report on Form 8-K filed on January 17, 2006. (SEC File No. 000-33373)

10.10 Summary of Named Executive Officer Salary and Bonus Arrangements is incorporated by reference to Exhibit 99.1 of the Corporation's Current
          Report on Form 8-K filed on January 17, 2006. (SEC File No. 000-33373)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

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