Form 10-Q
period 2006-06-30
COMMUNITY CENTRAL BANK CORP
filed 2006-08-14
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

                          Commission File No. 000-33373

                       COMMUNITY CENTRAL BANK CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Michigan                                                  38-3291744
(State or other jurisdiction                                       (IRS Employer
     of incorporation                                             Identification
     or organization)                                                  No.)

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

Large accelerated filer       Accelerated filer       Non-accelerated filer  X
                        ---                     ---                         ---

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes        No  X
                                    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Class                                         Outstanding at August 11, 2006
    -----                                         ------------------------------
Common Stock                                             3,851,790 Shares

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                      June 30,
                                                       2006        December 31,
                                                    (Unaudited)        2005
                                                    -----------   --------------
                                                           (In thousands)
Assets
Cash and due from banks                              $  9,025        $  8,000
Federal funds sold                                      1,000           3,000
                                                     --------        --------
   Cash and Cash Equivalents                           10,025          11,000
                                                     --------        --------
Securities available for sale, at fair value           93,988          84,177
Securities held to maturity, at amortized cost          1,049           1,094
FHLB stock                                              4,630           4,331
Residential mortgage loans held for sale                3,166           4,286
Loans
   Commercial loans                                   254,680         228,101
   Residential loans                                  100,750          93,146
   Installment loans                                   13,053          13,704
                                                     --------        --------
   Total Loans                                        368,483         334,951
Allowance for loan losses                              (3,670)         (3,580)
                                                     --------        --------
   Net Loans                                          364,813         331,371
                                                     --------        --------
Net property and equipment                              9,111           8,753
Accrued interest receivable                             2,364           2,122
Other real estate                                          81             112
Goodwill                                                1,381           1,381
Intangible assets, net of amortization                    175             210
Cash surrender value of Bank Owned Life insurance      10,053           9,820
Other assets                                            3,601           3,355
                                                     --------        --------
   Total Assets                                      $504,437        $462,012
                                                     ========        ========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED BALANCE SHEETS

                                                     June 30,
                                                       2006      December 31,
                                                   (Unaudited)       2005
                                                   -----------   ------------
                                                      (In thousands, except
                                                           share data)
Liabilities
Deposits
   Noninterest bearing demand deposits              $ 36,412       $ 31,979
   NOW and money market accounts                      35,982         41,167
   Savings deposits                                   11,604         12,832
   Time deposits                                     268,582        228,395
                                                    --------       --------
   Total deposits                                    352,580        314,373
                                                    --------       --------
Repurchase agreements and fed funds purchased         10,790         13,184
Federal Home Loan Bank advances                       92,545         86,545
Accrued interest payable                               1,290            938
Other liabilities                                      1,052            982
ESOP note payable                                        121            148
Subordinated debentures                               10,310         10,310
                                                    --------       --------
   Total Liabilities                                 468,688        426,480
                                                    --------       --------
Stockholders' Equity
   Common stock -- 9,000,000 shares authorized;
      3,851,790 shares issued and outstanding at
      6-30-2006 and 3,648,885 at 12-31-2005           33,472         31,154
   Retained earnings                                   4,022          5,245
   Unearned employee benefit                            (121)          (148)
   Accumulated other comprehensive (loss) income      (1,624)          (719)
                                                    --------       --------
   Total Stockholders' Equity                         35,749         35,532
                                                    --------       --------
Total Liabilities and Stockholders' Equity          $504,437       $462,012
                                                    ========       ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                 Three Months Ended    Six Months Ended
                                                      June 30,             June 30,
                                                 ------------------   -----------------
                                                    2006     2005       2006      2005
                                                   ------   ------    -------   -------
                                                  (In thousands, except per share data)
Interest Income
   Loans (including fees)                          $6,710   $5,152    $12,738   $ 9,973
   Taxable securities                                 809      556      1,580     1,028
   Tax exempt securities                              321      146        599       234
   Federal funds sold                                  24       48         61        94
                                                   ------   ------    -------   -------
   Total Interest Income                            7,864    5,902     14,978    11,329
                                                   ------   ------    -------   -------
Interest Expense
   Deposits                                         3,275    1,842      5,975     3,396
   Short term borrowings                               95       39        188        78
   Advances from FHLB                               1,029      647      1,988     1,210
   ESOP loan interest expense                           2        3          5         6
   Interest expense of subordinated debentures        232      182        447       347
                                                   ------   ------    -------   -------
   Total Interest Expense                           4,633    2,713      8,603     5,037
                                                   ------   ------    -------   -------
   Net Interest Income                              3,231    3,189      6,375     6,292
Provision for credit losses                           125       --        175       100
                                                   ------   ------    -------   -------
   Net Interest Income after Provision              3,106    3,189      6,200     6,192
                                                   ------   ------    -------   -------
Noninterest Income
   Fiduciary income                                    65       --        132        --
   Deposit service charges                             88       78        170       148
   Net realized security gain (loss)                   --       20         --        50
   Mortgage banking income                            966      914      1,820     1,616
   Other income                                       183      164        382       308
                                                   ------   ------    -------   -------
   Total Noninterest Income                         1,302    1,176      2,504     2,122
                                                   ------   ------    -------   -------
Noninterest Expense
   Salaries, benefits, and payroll taxes            2,066    1,765      4,171     3,519
   Premises and fixed asset expense                   447      397        913       753
   Other operating expense                          1,128    1,039      1,973     1,818
                                                   ------   ------    -------   -------
Total Noninterest Expense                           3,641    3,201      7,057     6,090
                                                   ------   ------    -------   -------
   Income Before Taxes                                767    1,164      1,647     2,224
Provision for income taxes                            136      334        313       642
                                                   ------   ------    -------   -------
   Net Income                                      $  631   $  830    $ 1,334   $ 1,582
                                                   ======   ======    =======   =======

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Per share data:
   Basic earnings     $0.16   $0.23   $0.35   $0.46
   Diluted earnings   $0.16   $0.23   $0.34   $0.44
                      -----   -----   -----   -----
   Cash Dividends     $0.06   $0.05   $0.12   $0.10
                      =====   =====   =====   =====

*    Per share data has been retroactively adjusted for 2006 stock dividend.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                               Three Months Ended   Six Months Ended
                                                    June 30,            June 30,
                                               ------------------   ----------------
                                                  2006     2005      2006     2005
                                                 ------   ------    ------   ------
                                                           (In thousands)
Net Income as Reported                           $  631   $  830    $1,334   $1,582
Other Comprehensive Income, Net of Tax
   Change in unrealized losses on securities
   Available for sale                              (777)     231      (905)    (140)
                                                 ------   ------    ------   ------
Comprehensive Income                              ($146)  $1,061    $  429   $1,442
                                                 ======   ======    ======   ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                                 2006       2005
                                                               --------   --------
                                                                  (In thousands)
Operating Activities
   Net income                                                  $  1,334   $  1,582
   Adjustments to reconcile net income to net cash flow
      from operating activities:
      Net amortization of security premium                          107        146
      Net gain on sales and call of securities                       --        (49)
      Provision for credit losses                                   175        100
      Depreciation expense                                          338        251
      Deferred income tax expense                                   100        130
      SFAS 123R option expense                                       12         --
      ESOP compensation expense                                      27         25
      Decrease in accrued interest receivable                      (242)      (257)
      (Increase) decrease in other assets                           (58)         1
      Increase in accrued interest payable                          352        287
      Increase in other liabilities                                  70         37
      Decrease in loans held for sale                             1,121      2,405
                                                               --------   --------
   Net Cash Provided by Operating Activities                      3,336      4,658

Investing Activities
   Maturities, calls, sales and prepayments of securities
      available for sale                                          4,788     15,760
   Purchase of securities available for sale                    (16,049)   (25,805)
   Maturities, calls, and prepayments of held to maturity
      securities                                                     83         34
   Purchases of held to maturity securities                        (354)      (401)
   Increase in loans                                            (33,618)   (16,924)
   Purchases of property and equipment                             (696)    (1,808)
                                                               --------   --------
   Net Cash Used in Investing Activities                        (45,846)   (29,144)

Financing Activities
   Net (decrease) increase in demand and savings deposits        (1,980)     1,137
   Net increase in time deposits                                 40,187     22,846
   Net decrease in short term borrowings                         (2,394)    (2,502)
   Increase in FHLB advances                                      6,000      7,200
   Rights/Public stock offering                                      --      5,275
   Payment of ESOP debt                                             (27)       (25)
   Stock option exercise/award                                      203        103
   Cash dividends paid                                             (454)      (342)
                                                               --------   --------
   Net Cash Provided by Financing Activities                     41,535     33,692
                                                               --------   --------
(Decrease) increase in Cash and Cash Equivalents                   (975)     9,206
Cash and Cash Equivalents at the Beginning of the Year           11,000      7,183
                                                               --------   --------
Cash and Cash Equivalents at the End of the Period             $ 10,025   $ 16,389
                                                               ========   ========

Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                               $  8,251   $  5,037
   Federal Taxes Paid                                          $    185   $    450
                                                               ========   ========

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

     The Corporation's Consolidated Balance Sheets are presented as of June 30, 2006 and December 31, 2005, and Consolidated Statements of Income and Comprehensive Income for the six month periods ended June 30, 2006 and 2005, and Consolidated Statements of Cash Flow for the six months ended June 30, 2006 and 2005. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

     The trust preferred securities may constitute up to 25% of tier I capital. Any amount in excess of this limit may be included as tier 2 capital. At June 30, 2006, the total allowable trust preferred issuance of $10 million was included in the Corporation's tier 1 capital.

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

     The Corporation did not issue options during the six months ended June 30, 2006 or 2005. The total amount of options outstanding at June 30, 2006 was 282,417 shares at a weighted average exercise price of $9.10 per share. During the six months ended June 30, 2006, 17,866 options were exercised at an exercise price of $7.67 per share. The Corporation recognized compensation expense, using the Black Scholes option-pricing model, of $6,000 and $12,000 for the second quarter and six months ended June 30, 2006, respectively for the options vesting in 2006 based on the fair market value of the grant date. The net income and earnings per share for the second quarter and six months ended June 30, 2005, on a pro forma basis, are disclosed for comparison below.

                                                    Three Months      Six Months
                                                       Ended            Ended
                                                      June 30,         June 30,
                                                   -------------   ---------------
                                                    2006    2005    2006     2005
                                                   -----   -----   ------   ------
                                                        (in thousands, except
                                                           per share data)
Net income, as reported                            $ 631   $ 830   $1,334   $1,582
Add: Stock-based employee compensation expense,
   net of related tax effects, included in
   reported net income                                (6)     --      (12)      --
Deduct: Total stock-based employee and director
   compensation expense under fair value based
   methods of awards, net of related tax effects       6     (31)      12      (62)
                                                   -----   -----   ------   ------
Pro forma net income                               $ 631   $ 799   $1,334   $1,520
                                                   =====   =====   ======   ======
Earnings per share
   Basic - as reported                             $0.16   $0.23   $ 0.35   $ 0.46
   Basic - pro forma                               $0.16   $0.22   $ 0.35   $ 0.44
   Diluted - as reported                           $0.16   $0.23   $ 0.34   $ 0.44
   Diluted - pro forma                             $0.16   $0.22   $ 0.34   $ 0.43

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions. The assumptions listed below were used in 2006 and 2005.

                                          Three Months         Six Months
                                             Ended               Ended
                                            June 30,            June 30,
                                       -----------------   -----------------
                                         2006      2005      2006      2005
                                       -------   -------   -------   -------
Dividend yield or expected dividends      2.07%     1.38%     2.01%     1.41%
Risk free interest rate                   5.10%     4.20%     5.10%     4.20%
Expected life                          10 yrs.   10 yrs.   10 yrs.   10 yrs.
Expected volatility                       22.6%     24.7%     22.6%     24.7%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at June 30, 2006 and December 31, 2005 and the results of operations for the three and six months ended June 30, 2006 and 2005. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

EXECUTIVE SUMMARY

Community Central Bank Corporation is the holding company for Community Central Bank in Mount Clemens, Michigan. The Bank opened for business in October 1996 and serves businesses and consumers across Macomb, Oakland, St. Clair and Wayne counties with a full range of lending, deposit, trust, wealth management, and Internet banking services. The Bank operates three full service facilities, in Mount Clemens, Rochester Hills and Grosse Pointe, Michigan. Community Central Mortgage Company, LLC, a subsidiary of the Corporation and Bank, operates locations servicing the Detroit metropolitan area, central and northwest Indiana, northern Illinois, and Raleigh, North Carolina. River Place Trust and Community Central Wealth Management are divisions of Community Central Bank. Community Central Insurance Agency, LLC is a wholly owned subsidiary of Community Central Bank. The Corporation's common shares trade on The NASDAQ Global Market under the symbol "CCBD."

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

Net income during the first six months of 2006 was affected by startup, expansion and operational costs including those related to the new wealth and trust management division as well as the new branch in Grosse Pointe, Michigan. In early June of 2006, the Bank opened a full service branch located in Grosse Pointe Farms, Michigan. Grosse Pointe Farms, Michigan is an upscale, suburban community on the shores of Lake St. Clair in southeastern Michigan. The Bank has appointed a regional President for the Grosse Pointe region who is a veteran banker who has ties to the local community. The branch facility is staffed with a branch manager and customer service representatives, as well as a commercial loan officer. The upscale demographics of the surrounding area appear to be well suited for establishing new relationships for trust and wealth management. Additionally, the first six months of 2006 reflected additional costs related to expansion of mortgage loan production offices in Ohio, North Carolina and Florida. The Corporation continued to experience a slight compression in net interest margin during the second quarter of 2006 compared with the first quarter of 2006. This was the result of competitive pricing pressure in both loans and deposit generation. Additionally, the continuation of a flat treasury yield curve has resulted in overall lower interest rate spreads than in other reporting periods.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ASSETS

At June 30, 2006, the Corporation's total assets were $504.4 million, an increase of $42.4 million, or 9.2%, from December 31, 2005. The largest segment of asset growth for the first six months ended June 30, 2006, occurred in our loan portfolio, which increased $33.5 million. Total investment securities available for sale increased $9.8 million for the first six months of 2006.

The largest portion of loan growth occurred in the commercial real estate portfolio, which increased $26.4 million. This growth is consistent with the Corporation's commercial lending focus. Commercial and industrial loans increased $207,000 for the first six months of 2006 as the focus continues to be on commercial real estate. Loan growth during the first six months was largely due to a pipeline of loans developed during prior quarterly periods. The Corporation added two new commercial loan officers in 2005 and one new commercial loan officer in 2006 to increase the commercial lending program and service the expected growth in the portfolio. The residential mortgage portfolio was $81.2 million at June 30, 2006, an increase of $6.6 million from December 31, 2005. Most of the residential mortgage portfolio comprises adjustable rate mortgages, which represented $54.9 million, or 68%, of the total residential portfolio. Those residential mortgage loans the Corporation considered to be held for investment in the residential portfolio comprise both banking relationships and other attributes deemed to match with the Corporation's interest rate risk profile. Home equity lines of credit ("HELOC") totaled $19.6 million at June 30, 2006, an increase of $1.0 million from December 31, 2005. This portfolio product is tied to Wall Street Journal prime interest rate. These loans are fully secured by real estate and are generally originated with loan to values (including prior liens) up to 95% of the appraised value of the real estate. The consumer portfolio ended June 30, 2006 at $12.3 million, a decrease of $722,000, primarily from pay downs in the portfolio. The largest portion of the installment loan portfolio comprises loans for marine craft. The Corporation's geographic proximity to Lake St. Clair and the lending experience in this area have been contributors to this segment of the portfolio. In 2005, the Corporation offered less competitive interest rates on marine craft loans to reduce exposure in the area. This change contributed to the decline in the overall installment portfolio. At June 30, 2006, loans for marine craft comprised approximately $11.9 million, or 96.7% of the installment portfolio and 3.2% of total loans. Credit card loans totaled $721,000 at June 30, 2006, which increased $71,000 from December 31, 2005. The Corporation continues to book credit card loans as a customer accommodation and does not actively market this product.

Additionally, the Corporation had approximately $87.1 million in outstanding loans at June 30, 2006, to borrowers in the real estate rental and properties management industries, representing approximately 38.3% of the total commercial real estate portfolio.

The major components of the loan portfolio for loans held for sale and loans in the portfolio are as follows:

                               June 30,     Percentage     December 31,     Percentage        Net       Net
                                 2006     of total loans       2005       of total loans    Change    Change %
                               --------   --------------   ------------   --------------   --------   --------
                                                            (Dollars in thousands)
Loans held for sale:
   Residential real estate     $  3,166                      $  4,286                       ($1,120)   (26.1%)
                               ========                      ========                      ========    =====
Loans held in the portfolio:
   Commercial real estate      $227,720        61.8%         $201,348           60.1%      $ 26,372     13.1%
   Commercial and industrial     26,960         7.3            26,753            8.0            207      0.8
   Residential real estate       81,190        22.0            74,601           22.3          6,589      8.8
   Home equity lines             19,560         5.3            18,545            5.5          1,015      5.5
   Consumer loans                12,332         3.3            13,054            3.9           (722)    (5.5)
   Credit cards                     721         0.2               650            0.2             71     10.9
                               --------       -----          --------          -----       --------    -----
                               $368,483       100.0%         $334,951          100.0%      $ 33,532     10.0%
                               ========       =====          ========          =====       ========    =====

Total securities available for sale increased $9.8 million from December 31, 2005 to $94.0 million at June 30, 2006. The increase was comprised of the purchases of $7.4 million in bank qualified tax-exempt municipal bonds and $1.1 million in mortgage backed securities. All other categories of the available for sale portfolio remained relatively

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

unchanged. The bank qualified tax-exempt municipal bonds comprise primarily AAA ratings through an underlying or insured basis. Total mortgage backed securities are comprised of both fixed rate and variable rate instruments. Variable rate mortgage backed securities represented 37% of the mortgage backed security portfolio. At June 30, 2006, the available for sale portfolio had net unrealized losses of $2.5 million or approximately 2.5% of the aggregate portfolio. At December 31, 2005, the net unrealized losses in the available for sale portfolio ended at $1.2 million. Unrealized losses have not been recognized into income because of the issuer's bonds are of high credit quality. The Corporation has the intent and ability to hold the securities for the foreseeable future and the decline in the fair value is primarily due to increased market interest rates.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

A summary of nonperforming assets is as follows:

                                                    June 30,   December 31,
                                                      2006         2005
                                                    --------   ------------
                                                    (Dollars in thousands)
Nonaccrual loans:
   Commercial real estate                            $1,504       $1,637
   Commercial and industrial                            869          985
   Residential real estate                               --           67
   Home equity lines                                     --           --
   Consumer loans                                        --           --
   Credit cards                                          --           --
                                                     ------       ------
Total nonaccrual loans                                2,373        2,689
Accruing loans delinquent more than 90 days:
   Commercial real estate                            $   --       $   --
   Commercial and industrial                             --           --
   Residential real estate                              316          621
   Home equity lines                                     --           --
   Consumer loans                                        --            1
   Credit cards                                          20            1
                                                     ------       ------
Total accruing loans delinquent more than 90 days       336          623
                                                     ------       ------
Total nonperforming loans                             2,709        3,312
Other real estate owned
   Commercial real estate                                --          112
   Residential real estate                               81           --
                                                     ------       ------
Total other real estate owned                            81          112
                                                     ------       ------
Total nonperforming assets                           $2,790       $3,424
                                                     ======       ======
Total nonperforming loans as a
   percentage of total loans                           0.74%        0.99%
                                                     ======       ======
Total nonperforming assets as a percentage
   of total assets                                     0.55%        0.74%
                                                     ======       ======

At June 30, 2006, nonperforming loans, which represents nonaccruing loans and those loans past due 90 days or more and still accruing interest, totaled $2.7 million compared to $3.3 million at December 31, 2005, a decrease of $602,000. Nonaccruing loans of $2.4 million remains relatively unchanged from December 31, 2005 and is primarily comprised of two commercial relationships, a marina with collateral comprising commercial real estate and marine craft, and a tool and die manufacturer, being partially guaranteed by the Small Business Administration and secured by commercial real estate.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table shows an analysis of the allowance for loans losses:

                                                        Six Months Ended    Year Ended
                                                            June 30,       December 31,
                                                              2006             2005
                                                        ----------------   ------------
                                                             (Dollars in thousands)
Balance as beginning of the period                           $3,580          $3,377
Charge-offs:
   Commercial real estate                                        --             181
   Commercial and industrial                                     78              57
   Residential real estate                                       21             103
   Home equity lines                                              1              --
   Consumer loans                                                 7             171
   Credit cards                                                   1              12
                                                             ------          ------
Total charge-offs                                            $  108          $  524
                                                             ------          ------
Recoveries:
   Commercial real estate                                        --               1
   Commercial and industrial                                     12             606
   Residential real estate                                        8              --
   Home equity lines                                             --              --
   Consumer loans                                                 3              18
   Credit cards                                                  --               2
                                                             ------          ------
Total recoveries                                             $   23          $  627
                                                             ------          ------
Net charge-offs (recoveries)                                     85            (103)
                                                             ------          ------
Provision charged to earnings                                   175             100
                                                             ------          ------
Balance at end of the period                                 $3,670          $3,580
                                                             ======          ======
Net charge-offs (net recoveries) during the period to
   to average loans outstanding during the period              0.05%          (0.03%)
Allowance as a percentage of total portfolio loans             1.00%           1.07%

The allowance for loan losses as a percentage of total loans was 1.00% at June 30, 2006, compared to 1.07% at December 31, 2005, with changes in the percentage of the allowance to total loans attributable to the quarterly analysis of the allowance for loan losses. Net loan charge offs comprised 5 basis points through the first six months of 2006 on an annualized basis. The Corporation performs a detailed quarterly review of the allowance for loan losses. The Corporation evaluates those loans classified as substandard, under its internal risk rating system, on an individual basis for impairment under SFAS 114. The level and allocation of the allowance is determined primarily on management's evaluation of collateral value, less the cost of disposal, for loans reviewed in this category. The remainder of the total loan portfolio is segmented into homogeneous loan pools with similar risk characteristics for evaluation under SFAS 5. The primary risk element considered by management regarding each consumer and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements concerning commercial and industrial loans and commercial real estate loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews existence of collateral and its value.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

LIABILITIES

During the six months ended June 30, 2006, total deposits increased $38.2 million to $352.6 million. The increase in deposits was attributable to increases in time deposits $100,000 and over, with local municipal certificates of deposit increasing $5.0 million, coupled with brokered time deposits and internet time deposits increasing $26.2 million. Noninterest bearing demand deposits increased $4.4 million for the first six months of 2006 primarily due to increased growth in commercial loans during the same time period. The new commercial loans had related compensating balances in noninterest bearing demand deposits. Additionally, demand deposits have seasonally been at higher levels in the second quarter of the year than at the end of the year period. NOW accounts decreased $3.9 million during the same time period. Money market savings deposits totaled $18.1 million and decreased $1.3 million. To stem the loss of these money market savings accounts the Corporation increased the interest rate paid on this deposit product in response to higher competitive interest rates. Total savings accounts decreased $1.2 million as customers moved to higher rate deposit products during the quarter. Total time deposits under $100,000 decreased $3.4 million. The decrease in overall core deposits for the period ended June 30, 2006 in the categories of NOW, money market, savings and time deposits below $100,000 is the result of a variety of factors. Some of the decreases in money market deposit category was due to the customers preferences for higher interest rates. Time deposits of $100,000 and over increased $43.6 million during the first six months of 2006. Brokered, municipal and internet based time deposits represented $31.2 million of this growth, with the remaining $12.4 million attributable to the migration of the aforementioned interest bearing transaction accounts to higher yield time deposits with the deposit base of the Bank. The competitive rate environment amongst local financial institutions has made the Corporation decide in some cases not to raise the interest rate on the deposit product at the same frequency or level to match or exceed interest rates given by local financial institutions. The Corporation continues to see competitive deposit rates offered by local financial institutions within the geographic proximity of the Bank, which could have the affect of increasing the cost of funds to a level higher than management projects. The Corporation continues to utilize wholesale forms of funding earning assets through the Federal Home Loan Bank and brokered CDs to balance both interest rate risk and the overall cost of funds. Brokered and internet CDs are based on nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for CD products has intensified and the Bank has found this type of whole funding to often effectively compete with the rates offered for similar term retail CD products of local community and regional banks.

The major components of deposits are as follows:

                               June 30,       Percentage      December 31,       Percentage        Net        Net
                                 2006     of total deposits       2005       of total deposits    Change   Change %
                               --------   -----------------   ------------   -----------------   -------   --------
                                                              (Dollars in Thousands)
Noninterest bearing demand     $ 36,412          10.3%          $ 31,979            10.2%        $ 4,433     13.9%
NOW accounts-interest
   bearing checking              17,864           5.1             21,767             6.9          (3,903)   (17.9)
Money market                     18,118           5.1             19,400             6.2          (1,282)    (6.6)
Savings                          11,604           3.3             12,832             4.1          (1,228)    (9.6)
Time deposits under $100,000     51,433          14.6             54,853            17.4          (3,420)    (6.2)
Time deposits $100,000 and
   over                         217,149          61.6            173,542            55.2          43,607     25.1
                               --------        ------           --------           -----         -------    -----
Total deposits                  352,580        100.00%           314,373           100.0%         38,207     12.2%
                               ========        ======           ========           =====         =======    =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Short term borrowings at June 30, 2006 consisted of short term FHLB advances of $15.0 million and securities sold with an agreement to repurchase them the following day of $10.8 million. Following are details of our short term borrowings for the dates indicated:

                                                   June 30,   December 31,
                                                     2006         2005
                                                   --------   ------------
                                                    (Dollars in thousands)
Amount outstanding at end of period
   Repurchase agreements                           $10,790      $13,184
   Short-term FHLB advances                        $15,000      $26,700

Weighted average interest rate on ending balance
   Repurchase agreements                              3.15%        2.50%
   Short-term FHLB advances                           3.61%        3.60%

Maximum amount outstanding at any month end
   during the period
   Repurchase agreements                           $13,217      $21,711
   Short-term FHLB advances                        $26,700      $26,700

In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate mortgage instruments and investment securities. These advances are secured under a blanket security agreement by first mortgage loans and the pledging of certain securities. Long-term advances comprised 35 advances with maturities from July 2007 to June 2016.

FHLB advances outstanding at June 30, 2006 were as follows:

                            Ending     Average rate
                           Balance   at end of period
                           -------   ----------------
                             (Dollars in thousands)
Short-term FHLB advances   $15,000         3.61%
Long-term FHLB advances     77,545         4.67%
                           -------         -----
                           $92,545         4.50%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for possible deposit outflows, and managing interest rate risk require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by $40.5 million in available unsecured federal funds borrowing facilities, and a $100.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of June 30, 2006, unused commitments comprised $80.8 million. The Bank has $201.1 million in time deposits coming due within the next twelve months from June 30, 2006, which includes brokered, internet and municipal time deposits. At June 30, 2006, the Bank had $133.8 million in brokered certificates of deposit, of which $93.5 million is due within one year or less. Additionally, at June 30, 2006, municipal time deposits and internet time deposits were $35.1 million and $8.1 million, respectively. Municipal time deposits typically have maturities less than three months. $4.6 million of internet certificates of deposit mature in one year or less.

The largest uses and sources of cash and cash equivalents for the Corporation for the six months ended June 30, 2006, as noted in the Consolidated Statement of Cash Flow, were centered primarily on the uses of cash in investing activities and the net cash provided by financing activities. The uses of cash in investing activities were largely due to the increase in loans of $33.6 million and the purchase of securities of $16.4 million, offset by maturities, calls and sales of securities totaling $4.9 million. Offsetting the uses of cash in investing activities, was the area of cash provided from financing activities which included net increases in time deposits and FHLB advances of $40.2 million and $6.0 million, respectively. The deposit categories of demand, savings and short term borrowings reduced the cash from financing activities by $4.4 million in aggregate over the respective six month period. The total net cash provided in operating activities was $3.3 million and was largely attributable to net income of $1.3 million and cash provided by a decrease in loans held for sale of $1.1 million. Total cash and cash equivalents at the end of June 30, 2006 decreased to $10.0 million from the year ended December 31, 2005, which was $11.0 million.

On May 17, 2006, the Corporation's Board of Directors declared the Corporation's seventeenth consecutive quarterly cash dividend of $0.06 per common share, payable April 3, 2006, to shareholders of record March 1, 2006.

Following are selected capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                                             December 31,    Minimum Ratio
                                          June 30, 2006          2005         for Capital
                                         ---------------   ---------------      Adequacy         Ratio to be
                                         Capital   Ratio   Capital   Ratio      Purposes     "Well Capitalized"
                                         -------   -----   -------   -----   -------------   ------------------
Total capital to risk-weighted assets
   Consolidated                          $49,461   12.68%  $48,229   13.79%        8%                NA
   Bank only                              46,666   11.99%   46,271   12.98%        8%                10%

Tier I capital to risk-weighted assets
   Consolidated                          $45,791   11.74%  $44,649   12.77%        4%                NA
   Bank only                              42,996   11.04%   41,691   11.95%        4%                 6%

Tier I capital to average assets
   Consolidated                          $45,791    9.25%  $44,649    9.94%        4%                NA
   Bank only                              42,996    8.71%   41,691    9.30%        4%                 5%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Management believes that the current capital position as well as net income from operations, loan repayments and other sources of funds will be adequate to meet our short and long term liquidity needs. Management currently has no plans to raise additional capital.

The following table shows the changes in stockholders' equity for the three months ended June 30, 2006:

                                                          Unearned   Accumulated Other
                                      Common   Retained   Employee     Comprehensive      Total
                                      Stock    Earnings   Benefits     Income/(Loss)     Equity
                                     -------   --------   --------   -----------------   -------
Beginning balance, January 1, 2006   $31,154   $ 5,245     ($148)           ($719)       $35,532

Cash dividend                             --      (454)       --               --           (454)
Stock dividend                         2,103    (2,103)       --               --             --
Stock option exercise                    203        --        --               --            203
SFAS 123R expensing of options            12        --        --               --             12
Net income                                --     1,334        --               --          1,334
Release of ESOP shares                    --        --        27               --             27
Change in unrealized gain/loss            --        --        --             (905)          (905)
                                     -------   -------     -----          -------        -------
Balance June 30, 2006                $33,472   $ 4,022     ($121)         ($1,624)       $35,749
                                     =======   =======     =====          =======        =======

Stockholder's equity was $35.7 million as of June 30, 2006. This was an increase of $217,000 from December 31, 2005. The change in stockholder's equity was primarily attributable to net income for the six months ended June 30, 2006 of $1.3 million, offset by cash dividends of $454,000. The proceeds from stock options exercised added $203,000 to equity. Additionally, the release of ESOP shares, at fair market value, contributed $27,000 to total equity. The change in other comprehensive income of $905,000 was due to the net change in after tax decreases in the available for sale security portfolio. Unrealized losses have not been recognized into income because the issuer's bonds are of high credit quality. The Corporation has the intent and the ability to hold the securities for the foreseeable future and the decline in the fair value during the first quarter of 2006 was primarily due to increased market interest rates.

NET INTEREST INCOME

Net interest income was $3.2 million during the second quarter of 2006, an increase of $42,000 over the second quarter of 2005. The net interest income when measured on a taxable equivalent basis increased $131,000, or 4.0%, over the same time period. The increase was attributable to growth in earning assets, primarily loans, and offset by net interest margin compression. Net interest margin for the second quarter of 2006 was 2.77%, or 2.91% on a taxable equivalent basis, compared with 3.25%, or 3.32% on a tax equivalent basis for the second quarter of 2005. The decrease in net interest margin was primarily the result of higher deposit funding costs in a highly competitive deposit pricing environment. During the first six months of 2006, the decrease in core deposit accounts was one of the primary drivers of net interest margin compression. Additionally, the flat treasury yield curve produced an interest rate environment that results in lower incremental interest rate spreads on new loan and investment growth. The increase in interest income for the second quarter of 2006 compared to the second quarter of 2005 was primarily due to higher average outstanding balances in the loan and securities portfolio, as well as higher yields on loans. Increased yields on the investment portfolio were not as much a factor as the majority of the investment portfolio is fixed rate in nature. Increases in various categories of interest expense were primarily driven by increases in interest rates paid on deposits and other borrowings. The largest increase in interest expense was associated with time deposits. Increases in interest expense on time deposits represented 72.0% of the overall increase in interest expense due to an increase in the rate paid on and the volume of deposits, with the increase in rate accounting for approximately 53% of the overall increase. Conversely, the increase in interest expense due to other borrowings was primarily due to increases in volume and secondarily due to increases in rates, as the duration of the FHLB advances is much longer than other categories of deposits and borrowed funds.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Net interest income was $6.4 million for the first six months of 2006, an increase of $83,000 over the first six months of 2005. The net interest income, when measured on a taxable equivalent basis increased $271,000 or 4.2% over the same time period. Net interest margin for the six months ended June 30, 2006 was 2.82%, or 2.96% on a taxable equivalent basis, compared with 3.29%, or 3.35% on a taxable equivalent basis for the six months ended June 30, 2005. The increase in net interest income, as well as the compression in net interest margin, for the first six months of 2006 was due to primarily the same factors detailed above for the second quarter of 2006.

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

                                                      Three Months Ended              Six Months Ended
                                                    June 30, 2006 vs. 2005         June 30, 2006 vs. 2005
                                                 ----------------------------   ----------------------------
                                                          Increase (Decrease)            Increase (Decrease)
                                                           Due to Changes In              Due to Changes In
                                                          -------------------            -------------------
                                                           Volume                         Volume
                                                  Total   and Both     Rate      Total   and Both     Rate
                                                 ------   --------    ------    ------   --------    ------
                                                                       (In  thousands)
Earning Assets - Interest Income
   Loans                                         $1,558    $  838     $  720    $2,765    $1,407     $1,358
   Securities                                       428       353         75       917       756        161
   Federal funds sold                               (24)      (45)        21       (33)      (92)        59
                                                 ------    ------     ------    ------    ------     ------
      Total                                       1,962     1,146        816     3,649     2,071      1,578
                                                 ------    ------     ------    ------    ------     ------
Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                     90         1         89       174         5        169
   Savings deposits                                 (40)      (46)         6       (77)      (98)        21
   Time deposits                                  1,383       647        736     2,482     1,113      1,369
   FHLB and repo sweeps                             437       290        147       888       564        324
   ESOP                                              --        (1)         1        (1)       (2)         1
   Subordinated debentures                           50        --         50       100        --        100
                                                 ------    ------     ------    ------    ------     ------
      Total                                       1,920       891      1,029     3,566     1,582      1,984
                                                 ------    ------     ------    ------    ------     ------
Net Interest Income                              $   42    $  255      ($213)   $   83    $  489      ($406)
                                                 ======    ======     ======    ======    ======     ======

The average yield earned on interest earning assets for the second quarter of 2006 was 6.75% compared to 6.01% for the second quarter of 2005. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment for 2006 was 7.35% compared to 6.45% during the second quarter of 2005. The overall increase in the loan portfolio yield was partially tied to the increase in the prime interest rate during that time period. The commercial, commercial real estate and home equity line loans that repriced with prime interest rate changes totaled approximately $167 million at June 30, 2006. The Corporation's security portfolio had an average non-tax adjusted yield of 4.58% during the second quarter of 2006, with the weighted average taxable equivalent yield to maturity at June 30, 2006 totaling 5.25%.

The average yield on earning assets for the first six months of 2006 was 6.63% compared to 5.92% for the first six months of 2005. The average yield on the total loan portfolio, which contains both loans held for sale and investment for 2006 was 7.23% compared to 6.37% during the same period of 2005. The overall increase in the loan portfolio yield was partially tied to the increase in the prime interest rate during that period. The Corporation's security portfolio had an average non-tax adjusted yield of 4.51% during the first six months of 2006, compared to 4.00% for the same period in 2005, as new securities added to the portfolio reflected the increase in market rates over that same relative period, coupled with and secondarily, the increase in the variable rate mortgage backed securities.

The average rate paid on interest bearing liabilities for the second quarter of 2006 was 4.39% compared to 3.12% in the second quarter of 2005. The increase in average rate was due to the overall rate paid on interest bearing liabilities, primarily as a result of the increase in overall market interest rates. The rate paid on the total time deposit portfolio increased to 4.62% for the second quarter of 2006, from 3.17% for the same time period in 2005 and was

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

driven by highly competitive interest rates paid among local financial institutions. The increase in the average rate for NOW and money market accounts for 2006 was primarily attributable to the introduction of a premium rate based NOW account, with the average rate moving to 2.37% during the second quarter of 2006 versus 1.44% in the second quarter of 2005. The average rate paid on savings also increased, moving to 2.06% for the second quarter of 2006 from 1.94% in the second quarter of 2005. The rate paid on FHLB advances and repurchase agreements increased to 4.36% in the second quarter of 2006 from 3.59% in the second quarter of 2005. New advances, repricing of variable advances and the increase in the interest rate paid on repurchase agreements were the primary reasons for the increase. At June 30, 2006, the FHLB portfolio had a weighted average maturity of 4.6 years and an overall weighted average interest rate of 4.50%, which were 75 basis points below the current overnight federal funds rate. The average rate paid on the subordinated debenture increased in the second quarter of 2006 to 9.03% from 7.08%, closely tracking the overall increase in short-term market interest rates during the comparable period. This instrument is priced quarterly based on the three-month libor interest rate.

The average rate paid interest bearing liabilities for the first six months of 2006 was 4.21% compared to 2.97% in the first six months of 2005. The increase in average rate was due to the overall rate paid on interest bearing liabilities and was due to the increase in overall market interest rates. The increase in yield on time deposits was the primary reason for the overall increase in interest bearing liability yield for the first six months of 2006 compared to the first six months of 2005. The overall increase in interest bearing deposits and liabilities for the first six months ended June 30, 2006 over the same time period in 2005 was due to the same factors as mentioned above for the first quarter of 2006.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and six month periods ended June 30, 2006 and 2005. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees. Effective January 1, 2006, the Corporation began calculating yields earned on interest earning assets and rates paid on interest bearing liabilities based on the actual number of days in the quarter. Previously, the Corporation calculated these yields using four equal quarterly periods. While these different methods of calculating yields and rates may have a slight effect on yields, rates, net interest margins and net interest rate spreads reported during the quarterly or year to date periods, it has no effect on yields, rates, net interest margins and net interest rate spreads reported on an annual basis. This change in methodology does not have a material impact on the yields, rates, net interest margin or net interest rate spreads in reported in prior periods; accordingly, this change was implemented prospectively and as such, prior periods have not been restated.

                                                                    Three Months Ended June 30,
                                                   -------------------------------------------------------------
                                                                2006                            2005
                                                   -----------------------------   -----------------------------
                                                                         Average                         Average
                                                              Interest     Rate               Interest     Rate
                                                    Average    Income/   Earned/    Average    Income/   Earned/
                                                    Balance    Expense     Paid     Balance    Expense     Paid
                                                   --------   --------   -------   --------   --------   -------
                                                                           (In thousands)
Assets
   Loans                                           $366,402    $6,710     7.35%    $320,204    $5,152     6.45%
   Securities                                        98,756     1,130     4.58       67,880       702     4.14
   Federal funds sold                                 1,982        24     4.86        5,658        48     3.40
                                                   --------    ------     ----     --------    ------     ----
Total Earning Assets/
   Total Interest Income                            467,140     7,864     6.75      393,742     5,902     6.01
                                                   --------    ------     ----     --------    ------     ----
Cash and due from banks                               6,698                           7,835
All other assets                                     22,587                          17,435
                                                   --------                        --------
Total Assets                                       $496,425                        $419,012
                                                   ========                        ========
Liabilities and Equity
   NOW and money market accounts                   $ 38,552       228     2.37     $ 38,464       138     1.44
   Savings deposits                                  11,269        58     2.06       20,227        98     1.94
   Time deposits                                    259,664     2,989     4.62      202,920     1,606     3.17
   FHLB advances and repurchase agreements          103,271     1,123     4.36       76,567       686     3.59
   ESOP loan                                            129         3     9.33          187         3     6.43
   Subordinated debentures                           10,310       232     9.03       10,310       182     7.08
                                                   --------    ------     ----     --------    ------     ----
Total Interest Bearing Liabilities/
   Total Interest Expense / Interest Rate Spread    423,195     4,633     4.39      348,675     2,713     3.12
                                                   --------    ------     ----     --------    ------     ----
Noninterest bearing demand deposits                  35,081                          36,774
All other liabilities                                 2,451                           1,873
Stockholders' equity                                 35,698                          31,690
                                                   --------                        --------
Total Liabilities and Stockholder's Equity         $496,425                        $419,012
                                                   ========                        ========
Net Interest Income                                            $3,231                          $3,189
                                                               ======                          ======
Net Interest Spread                                                       2.36%                           2.89%
                                                                          ====                            ====
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                           2.77%                           3.25%
                                                                          ====                            ====
Net Interest Margin
   (fully taxable equivalent)                                             2.91%                           3.32%
                                                                          ====                            ====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                                                     Six Months Ended June 30,
                                                   -------------------------------------------------------------
                                                                2006                            2005
                                                   -----------------------------   -----------------------------
                                                                         Average                         Average
                                                              Interest     Rate               Interest     Rate
                                                    Average    Income/   Earned/    Average    Income/   Earned/
                                                    Balance    Expense     Paid     Balance    Expense    Paid
                                                   --------   --------   -------   --------   --------   -------
                                                                           (In thousands)
Assets
   Loans                                           $355,497    $12,738     7.23%   $315,777    $ 9,973    6.37%
   Securities                                        96,614      2,179     4.51      63,119      1,262    4.00
   Federal funds sold                                 2,659         61     4.63       6,665         94    2.84
                                                   --------    -------     ----    --------    -------    ----
Total Earning Assets/
   Total Interest Income                            454,770     14,978     6.63     385,561     11,329    5.92
                                                   --------    -------     ----    --------    -------    ----
Cash and due from banks                               6,325                           7,299
All other assets                                     22,383                          17,031
                                                   --------                        --------
Total Assets                                       $483,478                        $409,891
                                                   ========                        ========
Liabilities and Equity
   NOW and money market accounts                   $ 38,784        419     2.18    $ 38,191        245    1.29
   Savings deposits                                  11,929        127     2.15      21,115        204    1.95
   Time deposits                                    248,394      5,429     4.41     196,966      2,947    3.02
   FHLB advances and repurchase agreements          102,101      2,176     4.30      75,448      1,288    3.44
   ESOP loan                                            136          5     7.41         193          6    6.27
   Subordinated debentures                           10,310        447     8.74      10,310        347    6.79
                                                   --------    -------     ----    --------    -------    ----
Total Interest Bearing Liabilities/
   Total Interest Expense / Interest Rate Spread    411,654      8,603     4.21     342,223      5,037    2.97
                                                   --------    -------     ----    --------    -------    ----
Noninterest bearing demand deposits                  33,876                          35,811
All other liabilities                                 2,266                           1,746
Stockholders' equity                                 35,682                          30,111
                                                   --------                        --------
Total Liabilities and Stockholder's Equity         $483,478                        $409,891
                                                   ========                        ========
Net Interest Income                                            $ 6,375                         $ 6,292
                                                               =======                         =======
Net Interest Spread                                                        2.42%                          2.95%
                                                                           ====                           ====
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                            2.82%                          3.29%
                                                                           ====                           ====
Net Interest Margin
   (fully taxable equivalent)                                              2.96%                          3.35%
                                                                           ====                           ====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

PROVISION FOR LOAN LOSSES

A $125,000 and $175,000 provision were made to the allowance for loan losses for the second quarter and first six months of 2006, respectively. This was based upon management's review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. Net loan charge-offs for the first six months of 2006 totaled $85,000, or 5 basis points on an annualized basis. Total nonperforming loans as a percentage of total loans was 0.74% at June 30, 2006, compared to 0.99% at December 31, 2005. The allowance for loan losses was $3.7 million at June 30, 2006, or 1.00% of total loans and 135.42% of nonperforming loans, versus $3.6 million, or 1.07% and 108.10% at December 31, 2005, respectively.

NONINTEREST INCOME

Noninterest income in the second quarter of 2006 was $1.3 million, an increase of $126,000 or 10.7%, compared to the second quarter of 2005. The increase was primarily due to fee income generated from the Bank's Trust division of $65,000 and $52,000 from an increase in mortgage banking income comprising primarily gains on the sale of residential mortgages. The Bank acquired the Trust division through the purchase of River Place Financial Corporation in July 2005. The Trust and Wealth Management division of the Bank had approximately $95.4 million in assets under management as of June 30, 2006 compared to $87.3 million at December 31, 2005. The increase in mortgage banking income was largely due to an increase in new loan production offices (LPOs). The increase in fee based revenue from the LPOs did not represent incremental net income growth to the mortgage banking subsidiary and the Corporation, as the expenses to start the new LPOs was larger than fee income generated. Other income of $183,000 increased $19,000 for the second quarter of 2006, compared to the second quarter of 2005, due to increased income from the purchase of additional bank owned life insurance.

Noninterest income for the six months ended June 30, 2006 of $2.5 million increased $382,000, or 18.0%, over the six months ended June 30, 2005. The largest contributor to the increase was mortgage banking income of $1.8 million which increased $204,000 from the six months ended June 30, 2005. The increase in mortgage banking was due to gains on the sales of residential mortgages due to an increase in origination volume and subsequent sales in the secondary market. The additional origination volume for the first six months was due in part to the volume generated from the Indiana LPO. Fiduciary income of $132,000 was the second largest contributor of the increase in noninterest income. Again, as mentioned previously, the Trust division did not start until July 2005. Deposit service charge income of $170,000 increased $22,000, or 14.9% for the first six months of 2006 compared to 2005 for the same respective period due to an overdraft privilege program instituted in late 2005. No net security gains were recorded for the first six months of 2006 compared to 2005 when $50,000 in net security gains was recorded. Net securities gains in 2005 were generated from restructuring activities. Other income of $382,000 increased $74,000 for the first six months of 2006, compared to the first six months of 2005, due to increased income from the purchase of additional bank owned life insurance.

NONINTEREST EXPENSE

Noninterest expense was $3.6 million for the second quarter of 2006 compared to $3.2 million for the second quarter of 2005, an increase of $440,000 or 13.7%. The increase was largely due to an increase of $301,000 in salary, benefits and payroll taxes from the new Trust and Wealth Management division, coupled with startup and operational costs related to the new Grosse Pointe branch and expansion into new out of state mortgage loan production offices. Net occupancy expense of $447,000 increased $50,000, or 12.6%, due primarily to the expansion of the Mortgage Company's LPOs, with the remaining increase attributable to utility costs, increased depreciation expense of the new headquarters and general costs of expanded operations of the Corporation and its subsidiaries.

Noninterest expense for the first six months of 2006 of $7.1 million increased $967,000, or 15.9% due to the expansion into Trust, Wealth management, new LPOs and establishment of a new branch location. The largest portion of the increase occurred in salaries, benefits and payroll taxes of $4.2 million, which increased $652,000 over the first six months of 2005. This increase in expense was primarily attributable to new banking division and branch locations described above. The largest portion of this increase was due to the acquisition of new executive management to head the Trust and Wealth Management divisions. Additionally, a regional president and branch management and staff were hired for the Grosse Pointe branch during the development phases of the branch before the opening to customers. Net occupancy expense of $913,000 increased $160,000, or 21.2%, primarily due to the

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

expansion of the mortgage company's loan production offices accounting for $121,000 of this increase, with the remaining increase attributable to utility costs, increased depreciation expense of the new headquarters and general costs of expanded operations of the Corporation and its subsidiaries.

The overall increase in noninterest expense of these new initiatives were the primary reason for the overall decrease in net income for the second quarter and six months ended June 30, 2006 compared to the same respective time periods ended June 30, 2005.

PROVISION FOR INCOME TAXES

The provision for federal income taxes of $136,000 for the second quarter of 2006 decreased $198,000, or 59.3%, from the federal income tax provision for the second quarter of 2005. The decrease was primarily attributable to a higher level of tax exempt municipal bonds and bank owned life insurance (BOLI) over the same respective time period, coupled with a lower level of pretax income. The increase in cash surrender value of BOLI is exempt from federal income tax. The effective tax rate for the second quarter of 2006 and 2005 was 17.7% and 28.7%, respectively. The statutory tax rate of the Corporation is 34%.

The provision for federal income taxes of $313,000 for the six months ended June 30, 2006 decreased $329,000 over the first six months of 2005. The effective tax rate for the first six months of 2006 was 19.0% compared to 28.9% for the first six months of 2005. The difference in the effective rates is due to the relative percentage of tax-exempt income to the total pretax income, which would include both taxable and tax exempt income. The tax-exempt income as a percentage of total pretax income was 50.8%, compared to 18.2% for the six month periods ended June 30, 2006 and 2005, respectively.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table presents an analysis of our interest-sensitivity static gap position at June 30, 2006. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At June 30, 2006, we are considered asset sensitive in the time interval of the first three months. We are also considered to be slightly liability sensitive at the one year accumulated gap position.

                                           After Three    After One
                                 Within     Months But    Year But     After
                                  Three     Within One     Within      Five
                                 Months        Year      Five Years    Years      Total
                                --------   -----------   ----------   -------   --------
                                                 (Dollars in thousands)
Interest earning assets:
   Federal funds sold and
      interest bearing cash     $    529    $      --     $     --    $    --   $    529
   Securities                      9,238       10,295       29,638     48,576     97,747
   FHLB stock                         --           --           --      4,630      4,630
   Portfolio loans and
      held for resale            166,827       40,393      141,462     22,967    371,649
                                --------    ---------     --------    -------   --------
      Total                      176,594       50,688      171,100     76,173   $474,555
                                --------    ---------     --------    -------   ========
Interest bearing liabilities:
   NOW and money market
      accounts                     3,055       13,515       19,412         --   $ 35,982
   Savings deposits                1,160        3,365        7,079         --     11,604
   Jumbo time deposits            63,755      101,884       51,510         --    217,149
   Time deposits < $100,000       15,661       19,781       15,991         --     51,433
   Repurchase agreements          10,790           --           --         --     10,790
   FHLB advances                  10,000        5,000       46,845     30,700     92,545
   ESOP payable                      121           --           --         --        121
   Subordinated debentures        10,310           --           --         --      10310
                                --------    ---------     --------    -------   --------
      Total                      114,852      143,545      140,837     30,700   $429,934
                                --------    ---------     --------    -------   ========
Interest rate sensitivity gap   $ 61,742     ($92,857)    $ 30,263    $45,473
Cumulative interest rate
   sensitivity gap                           ($31,115)       ($852)   $44,621
Interest rate sensitivity gap
   ratio                            1.54         0.35         1.21       2.48
Cumulative interest rate
   sensitivity gap ratio                         0.88         1.00       1.10

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

As of June 30, 2006, the table below reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast.

                                          Percentage Change
       Interest Rate Scenario          In Net Interest Income
       ----------------------          ----------------------
Interest rates up 300 basis points              2.7%
Interest rates up 200 basis points              2.4%
Interest rates up 100 basis points              1.5%
Base case                                        --
Interest rates down 100 basis points           (0.6%)
Interest rates down 200 basis points           (1.5%)
Interest rates down 300 basis points           (2.9%)

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 ("Act")) as of June 30, 2006, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 18, 2006, Community Central Bank Corporation held its Annual Meeting of Stockholders ("Meeting"). The following matters were voted on at the Meeting.

Election of the following persons as directors of the Corporation for terms to expire in 2009:

NOMINEE            VOTES FOR   VOTES WITHHELD     TOTAL
-------            ---------   --------------   ---------
Joseph Catenacci   2,977,795       142,419      3,120,214
Celestina Giles    2,975,364       144,850      3,120,214
David A. Widlak    2,975,605       144,609      3,120,214

The following are the names of the directors (and remaining term) whose term in office continued after the Meeting: Gebran S. Anton (2008); David E. Bonior
(2008); Salvatore Cottone (2007), Bobby L. Hill (2007); Joseph F. Jeannette
(2008); Dean S. Petitpren (2007), Ronald R. Reed (2007) and John W. Stroh, III
(2008).

Amendment to the 2002 Incentive Plan to Add 100,000 Shares to Existing Plan:

AMENDMENT                         VOTES FOR   AGAINST   ABSTAIN    NON-VOTE     TOTAL
---------                         ---------   -------   -------   ---------   ---------
Amendment to the 2002 Incentive
   Plan to Add 100,000 Shares
   To Existing Plan               1,248,704   299,630    33,623   1,538,257   3,120,214

ITEM 5. OTHER INFORMATION.

Cash Dividend - On May 16, 2006, the Corporation's Board of Directors declared the Corporation's seventeenth quarterly cash dividend of $0.06 per common share, payable July 3, 2006, to shareholders of record June 1, 2006.

ITEM 6. EXHIBITS.

See Exhibit Index attached.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2006.

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