Form 10-Q
period 2006-09-30
COMMUNITY CENTRAL BANK CORP
filed 2006-11-14
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act . (Check
One):
Large accelerated filer [ ]  Accelerated filer [ ] Non-accelerated filer [X]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Class                                         Outstanding at November 9, 2006
-----------                                      -------------------------------
Common Stock                                               3,832,358 Shares

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                     September 30,    December 31,
                                                         2006            2005
                                                     (Unaudited)
                                                     -------------    ------------
Assets                                                      (In thousands)

Cash and due from banks                                $   7,418       $   8,000
Federal funds sold                                        11,000           3,000
                                                       ---------       ---------
   Cash and Cash Equivalents                              18,418          11,000
                                                       ---------       ---------

Securities available for sale, at fair value              96,978          84,177
Securities held to maturity, at amortized cost             1,038           1,094
FHLB stock                                                 4,630           4,331
Residential mortgage loans held for sale                   2,728           4,286

Loans
   Commercial loans                                      264,302         228,101
   Residential loans                                      94,190          93,146
   Installment loans                                      12,410          13,704
                                                       ---------       ---------
   Total Loans                                           370,902         334,951
Allowance for loan losses                                 (3,709)         (3,580)
                                                       ---------       ---------
   Net Loans                                             367,193         331,371
                                                       ---------       ---------

Net property and equipment                                 9,099           8,753
Accrued interest receivable                                2,618           2,122
Other real estate                                            274             112
Goodwill                                                   1,381           1,381
Intangible assets, net of amortization                       158             210
Cash surrender value of Bank Owned Life insurance         10,143           9,820
Other assets                                               3,263           3,355
                                                       ---------       ---------
   Total Assets                                        $ 517,921       $ 462,012
                                                       =========       =========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED BALANCE SHEETS

                                                     September 30,   December 31,
                                                        2006            2005
                                                     (Unaudited)
                                                   ---------------   --------------
                                                   (In thousands, except share data)
Liabilities

Deposits
   Noninterest bearing demand deposits                $  32,600       $  31,979
   NOW and money market accounts                         45,313          41,167
   Savings deposits                                      17,284          12,832
   Time deposits                                        270,232         228,395
                                                      ---------       ---------
   Total deposits                                       365,429         314,373
                                                      ---------       ---------

Repurchase agreements and fed funds purchased            21,832          13,184
Federal Home Loan Bank advances                          80,545          86,545
Accrued interest payable                                  1,657             938
Other liabilities                                         1,357             982
ESOP note payable                                           104             148
Subordinated debentures                                  10,310          10,310
                                                      ---------       ---------
   Total Liabilities                                    481,234         426,480
                                                      ---------       ---------
Stockholders' Equity
   Common stock -- 9,000,000 shares authorized;
     3,842,758 shares issued and outstanding at
     9-30-2006 and 3,648,885 at 12-31-2005               33,351          31,154
   Retained earnings                                      4,384           5,245
   Unearned employee benefit                               (104)           (148)
   Accumulated other comprehensive (loss) income           (944)           (719)
                                                      ---------       ---------
   Total Stockholders' Equity                            36,687          35,532
                                                      ---------       ---------
Total Liabilities and Stockholders' Equity            $ 517,921       $ 462,012
                                                      =========       =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                         Three Months Ended               Nine Months Ended
                                                             September 30,                    September 30,
                                                        2006             2005            2006             2005
                                                      --------         --------        --------         --------
                                                                 (In thousands, except per share data)
Interest Income
   Loans (including fees)                             $  6,959         $  5,429        $ 19,697         $ 15,402
   Taxable securities                                      822              587           2,402            1,615
   Securities                                              335              145             934              379
   Federal funds sold                                      105               96             166              190
                                                      --------         --------        --------         --------
   Total Interest Income                                 8,221            6,257          23,199           17,586
                                                      --------         --------        --------         --------
Interest Expense
   Deposits                                              3,706            2,044           9,681            5,440
   Short term borrowings                                   117               68             305              146
   Advances from FHLB                                      995              775           2,983            1,985
   ESOP loan interest expense                                3                2               8                8
   Interest expense of subordinated debentures             244              193             691              540
                                                      --------         --------        --------         --------
   Total Interest Expense                                5,065            3,082          13,668            8,119
                                                      --------         --------        --------         --------
   Net Interest Income                                   3,156            3,175           9,531            9,467
Provision for credit losses                                 75               --             250              100
                                                      --------         --------        --------         --------
   Net Interest Income after Provision                   3,081            3,175           9,281            9,367
                                                      --------         --------        --------         --------
Noninterest Income
   Fiduciary Income                                         70               69             202               69
   Deposit service charges                                  95               73             265              221
   Net realized security gain (loss)                        (3)               7              (3)              57
   Mortgage banking income                                 810            1,097           2,630            2,713
   Other income                                            283              133             665              441
                                                      --------         --------        --------         --------
   Total Noninterest Income                              1,255            1,379           3,759            3,501
                                                      --------         --------        --------         --------
Noninterest Expense
   Salaries, benefits, and payroll taxes                 2,186            2,098           6,357            5,617
   Premises and fixed asset expense                        473              408           1,386            1,161
   Other operating expense                                 951            1,014           2,924            2,832
                                                      --------         --------        --------         --------
Total Noninterest Expense                                3,610            3,520          10,667            9,610
                                                      --------         --------        --------         --------
   Income Before Taxes                                     726            1,034           2,373            3,258
Provision for income taxes                                 116              283             429              925
                                                      --------         --------        --------         --------
   Net Income                                         $    610         $    751        $  1,944         $  2,333
                                                      ========         ========        ========         ========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Per share data:
   Basic earnings          $0.16        $0.20        $0.51        $0.65

   Diluted earnings        $0.16        $0.19        $0.50        $0.63
                           =====        =====        =====        =====
   Cash Dividends          $0.06        $0.05        $0.18        $0.15

                           =====        =====        =====        =====

* Per share data has been retroactively adjusted for 2006 stock dividend.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                      2006           2005            2006            2005
                                                    -------         -------         -------         -------
                                                                         (In thousands)
Net Income as Reported                              $   610         $   751         $ 1,944         $ 2,333

Other Comprehensive Income, Net of Tax
   Change in unrealized losses on securities
   Available for sale                                   (97)           (195)           (225)           (330)
                                                    -------         -------         -------         -------

Comprehensive Income                                $   513         $   556         $ 1,719         $ 2,003
                                                    =======         =======         =======         =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                          Nine Months Ended September 30,
                                                                              2006             2005
                                                                          -----------        ------------
                                                                                  (In thousands)
Operating Activities
   Net income                                                               $  1,944         $  2,333
   Adjustments to reconcile net income to net cash flow from operating activities:
    Net amortization of security premium                                         144              235
    Net loss (gain) on sales and call of securities                                3              (57)
    Provision for credit losses                                                  250              100
    Depreciation expense                                                         531              404
    Deferred income tax expense (benefit)                                        216             (186)
    ESOP compensation expense                                                     44               45
    SFAS 123R expensing options                                                   17               --
    (Increase) in accrued interest receivable                                   (496)            (573)
    (Increase) in other assets                                                  (452)          (2,863)
    Increase in accrued interest payable                                         719              209
    Increase in other liabilities                                                375              102
    Decrease (increase) in loans held for sale                                 1,558             (769)
                                                                            --------         --------
   Net Cash Provided by (Used In) Operating Activities                         4,853           (1,020)

Investing Activities
   Maturities, calls, sales and prepayments of securities
     available for sale                                                       13,072           19,067
   Purchase of securities available for sale                                 (26,347)         (45,867)
   Maturities, calls, and prepayments of held to maturity securities              55               42
   Purchases of held to maturity securities                                     (299)            (886)
   Increase in loans                                                         (36,072)         (22,353)
   Purchases of property and equipment                                          (877)          (2,012)
                                                                            --------         --------
   Net Cash Used in Investing Activities                                     (50,468)         (52,009)

Financing Activities
   Net increase in demand and savings deposits                                 9,219            2,511
   Net increase in time deposits                                              41,837           16,011
   Net decrease in short term borrowings                                       8,648           10,219
   Decrease (increase) in FHLB advances                                       (6,000)          18,200
   Rights/Public stock offering                                                   --            5,275
   River Place merger                                                             --            2,750
   Payment of ESOP debt                                                          (46)             (45)
   Stock option exercise/award                                                   235              103
   Cash dividends paid                                                          (685)            (523)
   Repurchase of common stock                                                   (175)              --
                                                                            --------         --------
   Net Cash Provided by Financing Activities                                  53,033           54,501
                                                                            --------         --------
Increase in Cash and Cash Equivalents                                          7,418            1,472
Cash and Cash Equivalents at the Beginning of the Year                        11,000            7,183
                                                                            --------         --------
Cash and Cash Equivalents at the End of the Period                          $ 18,418         $  8,655
                                                                            ========         ========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                            $ 12,949         $  8,119
   Federal Taxes Paid                                                       $    429         $  1,050
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

     The Corporation's Consolidated Balance Sheets are presented as of September 30, 2006 and December 31, 2005, and Consolidated Statements of Income and Comprehensive Income for the nine month periods ended September 30, 2006 and 2005, and Consolidated Statements of Cash Flow for the nine months ended September 30, 2006 and 2005. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

     The trust preferred securities may constitute up to 25% of tier I capital. Any amount in excess of this limit may be included as tier 2 capital. At September 30, 2006, the total allowable trust preferred issuance of $10 million was included in the Corporation's tier 1 capital.

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

     The Corporation did not issue options during the nine months ended September 30, 2006. The Corporation did issue options to purchase 13,250 shares during the nine month ended September 30, 2005. The total amount of options outstanding at September 30, 2006 was 277,208 shares at a weighted average exercise price of $9.14 per share. During the nine months ended September 30, 2006, 22,385 options were exercised at a weighted exercise price of $7.54 per share. The Corporation recognized compensation expense, using the Black Scholes option-pricing model, of $6,000 and $18,000 for the third quarter and nine months ended September 30, 2006, respectively for the options vesting in 2006 based on the fair market value of the grant date. The net income and earnings per share for the third quarter and nine months ended September 30, 2005 and 2006, on a pro forma basis, are disclosed for comparison below.

                                                           Three Months Ended            Nine Months Ended
                                                               September 30,                September 30,
                                                          2006           2005           2006           2005
                                                        ---------      ---------      ---------      ---------
                                                                 (in thousands, except per share data)
Net income, as reported                                 $     610      $     751      $   1,944      $   2,333

Add:  Stock-based employee compensation expense,
   net of related tax effects, included in reported
   net income                                                   6             --             18             --

Deduct:  Total stock-based employee and director
   compensation expense under fair value based
   methods of awards, net of related tax effects               (6)           (89)           (18)          (151)
                                                        ---------      ---------      ---------      ---------
Pro forma net income                                    $     610      $     662      $   1,944      $   2,182
                                                        =========      =========      =========      =========
Earnings per share

   Basic - as reported                                  $    0.16      $    0.20      $    0.51      $    0.65
   Basic - pro forma                                    $    0.16      $    0.17      $    0.51      $    0.61

   Diluted - as reported                                $    0.16      $    0.19      $    0.50      $    0.63
   Diluted - pro forma                                  $    0.16      $    0.17      $    0.50      $    0.59

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions. The assumptions listed below were used in 2006 and 2005.

                                         Three Months Ended       Nine Months Ended
                                             September 30,           September 30,
                                         2006         2005       2006         2005
                                         -----        -----      ------       -----
Dividend yield or expected dividends      2.07%        1.39%      2.01%         1.39%
Risk free interest rate                   5.10%        4.60%      5.10%         4.40%
Expected life                            10 yrs.      10 yrs.    10 yrs.      10 yrs.
Expected volatility                       22.6%       30.28%      22.6%        26.53%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at September 30, 2006 and December 31, 2005 and the results of operations for the three and nine months ended September 30, 2006 and 2005. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

Net income during the first nine months of 2006 was affected by startup, expansion and operational costs including those related to the new wealth and trust management division as well as the new Hub in Grosse Pointe, Michigan. In early June of 2006, the Bank opened a full service branch located in Grosse Pointe Farms, Michigan. Grosse Pointe Farms, Michigan is an upscale, suburban community on the shores of Lake St. Clair in southeastern Michigan. The Bank has appointed a regional President for the Grosse Pointe region who is a veteran banker who has ties to the local community. The branch facility is staffed with a branch manager and customer service representatives, as well as a commercial loan officer. The upscale demographics of the surrounding area appear to be well suited for establishing new relationships for trust and wealth management. Additionally, the first nine months of 2006 reflected additional costs related to expansion of mortgage loan production offices in Ohio, North Carolina and Florida. The Corporation continued to experience a compression in net interest margin during the third quarter of 2006 compared with the second quarter of 2006. This was the result of competitive pricing pressure in both loans and deposit generation. Additionally, the continuation of a flat treasury yield curve has resulted in overall lower interest rate spreads than in other reporting periods.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ASSETS

At September 30, 2006, the Corporation's total assets were $517.9 million, an increase of $55.9 million, or 12.1%, from December 31, 2005. The largest segment of asset growth for the first nine months ended September 30, 2006, occurred in our loan portfolio, which increased $36.0 million. Total investment securities available for sale increased $12.8 million for the first nine months of 2006.

The largest portion of loan growth occurred in the commercial real estate portfolio, which increased $34.6 million. This growth is consistent with the Corporation's commercial lending focus. Commercial and industrial loans increased $1.6 million for the first nine months of 2006 as the focus continues to be on commercial real estate. Loan growth during the first nine months was largely due to a pipeline of loans developed during prior quarterly periods. The Corporation added two new commercial loan officers in 2005 and one new commercial loan officer in 2006 to increase the commercial lending program and service the expected growth in the portfolio. The composition of the commercial real estate portfolio has changed in interest rate mix over prior reporting periods. The portfolio has been moving from prime based loans to fixed rate loans. At September 30, 2006, approximately 65% of the commercial real estate portfolio comprised fixed rate loans. The fixed rate loans are normally priced at a spread over the treasury yield curve. The maturities of the fixed rate loans typically range between 3 to 5 years. The borrower's preference for fixed rate loans has been more pronounced in recent quarters, due in part to the recent inversion in the treasury yield curve, making these loans less costly to the borrower than prime based loans. The competitive environment amongst local financial institutions for commercial real estate loans has given the borrower more leverage in deciding the types of interest rates and other terms of the loan. The residential mortgage portfolio was $79.6 million at September 30, 2006, an increase of $4.9 million from December 31, 2005. Most of the residential mortgage portfolio comprises adjustable rate mortgages, which represented $54.6 million, or 68.6%, of the total residential portfolio. Those residential mortgage loans the Corporation considered to be held for investment in the residential portfolio comprise both banking relationships and other attributes deemed to match with the Corporation's interest rate risk profile. Home equity lines of credit ("HELOC") totaled $14.6 million at September 30, 2006, a decrease of $3.9 million from December 31, 2005. The decrease in HELOCs was due to a sale of $4.6 million during the third quarter of 2006 and resulted in a gain of $74,000. This portfolio product is tied to Wall Street Journal prime interest rate. These loans are fully secured by real estate and are generally originated with loan to values (including prior liens) up to 95% of the appraised value of the real estate. The consumer portfolio totaled $11.8 million at September 30, 2006, a decrease of $1.3 million, primarily from pay downs in the portfolio. The largest portion of the installment loan portfolio comprises loans for marine craft. The Corporation's geographic proximity to Lake St. Clair and the lending experience in this area have been contributors to this segment of the portfolio. In 2005, the Corporation offered less competitive interest rates on marine craft loans to reduce exposure in the area. This change contributed to the decline in the overall installment portfolio. At September 30, 2006, loans for marine craft comprised approximately $11.9 million, or 96.1% of the installment portfolio and 3.2% of total loans. Credit card loans totaled $636,000 at September 30, 2006, which decreased $14,000 from December 31, 2005. The Corporation continues to book credit card loans as a customer accommodation and does not actively market this product.

Additionally, the Corporation had approximately $88.8 million in outstanding loans at September 30, 2006, to borrowers in the real estate rental and properties management industries, representing approximately 37.6% of the total commercial real estate portfolio.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The major components of the loan portfolio for loans held for sale and loans in the portfolio are as follows:

                                 September 30,     Percentage       December 31,      Percentage         Net           Net
                                      2006        of total loans        2005        of total loans      Change       Change %
                                 -------------    --------------    ------------    --------------    ---------     ---------
                                                  (Dollars in thousands)
Loans held for sale:
   Residential real estate         $   2,728                         $   4,286                        ($  1,558)        (36.4%)
                                   =========        =========        =========         =========      =========     =========
Loans held in the portfolio:
   Commercial real estate          $ 235,983             63.7%       $ 201,348              60.1%     $  34,635          17.2%
   Commercial and industrial          28,319              7.6           26,753               8.0          1,566           5.9
   Residential real estate            79,545             21.4           74,601              22.3          4,944           6.6
   Home equity lines                  14,645              3.9           18,545               5.5         (3,900)        (21.0)
   Consumer loans                     11,774              3.2           13,054               3.9         (1,280)         (9.8)
   Credit cards                          636              0.2              650               0.2            (14)         (2.2)
                                   ---------        ---------        ---------         ---------      ---------     ---------
                                   $ 370,902            100.0%       $ 334,951             100.0%     $  35,951          10.7%
                                   =========        =========        =========         =========      =========     =========

Total securities available for sale increased $12.8 million from December 31, 2005 to $97.0 million at September 30, 2006. The increase was comprised of a net increase of $5.1 million in short term agency debentures, $6.7 million in bank qualified tax-exempt municipal bonds and $1.0 million in mortgage backed securities. All other categories of the available for sale portfolio remained relatively unchanged. The bank qualified tax-exempt municipal bonds comprise primarily AAA ratings through an underlying or insured basis. Total mortgage backed securities are comprised of both fixed rate and variable rate instruments. Variable rate mortgage backed securities represented 36% of the mortgage backed security portfolio. At September 30, 2006, the available for sale portfolio had net unrealized losses of $1.4 million or approximately 1.5% of the aggregate portfolio. At December 31, 2005, the net unrealized losses in the available for sale portfolio ended at $1.2 million which was 1.3% of the aggregate. Unrealized losses have not been recognized into income because of the issuer's bonds are of high credit quality. The Corporation has the intent and ability to hold the securities for the foreseeable future and the decline in the fair value is primarily due to increased market interest rates. The increase in the investment portfolio for the nine months ended September 30, 2006, was primarily driven by the need to temporarily collateralize repurchase agreements. Approximately $8 million of agency debentures will mature in November of 2006 coinciding with the expected decrease in repurchase agreement funding. Additional growth has been primarily in bank qualified municipal bonds offering favorable tax benefits.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

A summary of nonperforming assets is as follows:

                                                     September 30,  December 31,
                                                         2006           2005
                                                     -------------  ------------
                                                        (Dollars in thousands)
Nonaccrual loans:
   Commercial real estate                               $1,877        $1,637
   Commercial and industrial                               869           985
   Residential real estate                                  --            67
   Home equity lines                                        --            --
   Consumer loans                                           --            --
   Credit cards                                             --            --
                                                        ------        ------
Total nonaccrual loans                                   2,746         2,689

Accruing loans delinquent more than 90 days:
   Commercial real estate                               $   --        $   --
   Commercial and industrial                                --            --
   Residential real estate                                 287           621
   Home equity lines                                        --            --
   Consumer loans                                            7             1
   Credit cards                                              5             1
                                                        ------        ------
Total accruing loans delinquent more than 90 days          299           623
                                                        ------        ------
Total nonperforming loans                                3,045         3,312

Other real estate owned
   Commercial real estate                                   --           112
   Residential real estate                                 274            --
                                                        ------        ------
Total other real estate owned                              274           112
                                                        ------        ------
Total nonperforming assets                              $3,319        $3,424
                                                        ======        ======
Total nonperforming loans as a
   percentage of total loans                              0.82%         0.99%
                                                        ======        ======
Total nonperforming assets as a percentage
   of total assets                                        0.64%         0.74%
                                                        ======        ======

At September 30, 2006, nonperforming loans, which represents nonaccruing loans and those loans past due 90 days or more and still accruing interest, totaled $3.0 million compared to $3.3 million at December 31, 2005, a decrease of $267,000. Nonaccruing loans of $2.7 million remains relatively unchanged from December 31, 2005 and is primarily comprised of two commercial relationships, a marina with collateral comprising commercial real estate and marine craft, and a tool and die manufacturer, being partially guaranteed by the Small Business Administration and secured by commercial real estate.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table shows an analysis of the allowance for loans losses:

                                                       Nine Months Ended   Year Ended
                                                         September 30,     December 31,
                                                             2006             2005
                                                       -----------------   ------------
                                                            (Dollars in thousands)
Balance as beginning of the period                         $ 3,580           $ 3,377
Charge-offs:
   Commercial real estate                                       --               181
   Commercial and industrial                                    79                57
   Residential real estate                                      21               103
   Home equity lines                                            21                --
   Consumer loans                                               16               171
   Credit cards                                                  9                12
                                                           -------           -------
Total charge-offs                                          $   146           $   524
                                                           -------           -------
Recoveries:
   Commercial real estate                                       --                 1
   Commercial and industrial                                    14               606
   Residential real estate                                       8                --
   Home equity lines                                            --                --
   Consumer loans                                                2                18
   Credit cards                                                  1                 2
                                                           -------           -------
Total recoveries                                           $    25           $   627
                                                           -------           -------
Net charge-offs (recoveries)                                   121              (103)
                                                           -------           -------
Provision charged to earnings                                  250               100
                                                           -------           -------
Balance at end of the period                               $ 3,709           $ 3,580
                                                           =======           =======
Net charge-offs (net recoveries) during the period
   annualized to average loans outstanding during
   the period                                                 0.05%            (0.03%)

Allowance as a percentage of total portfolio loans            1.00%             1.07%

The allowance for loan losses as a percentage of total loans was 1.00% at September 30, 2006, compared to 1.07% at December 31, 2005, with changes in the percentage of the allowance to total loans attributable to the quarterly analysis of the allowance for loan losses. Net loan charge offs comprised 5 basis points through the first nine months of 2006 on an annualized basis. The Corporation performs a detailed quarterly review of the allowance for loan losses. The Corporation evaluates those loans classified as substandard, under its internal risk rating system, on an individual basis for impairment under SFAS 114. The level and allocation of the allowance is determined primarily on management's evaluation of collateral value, less the cost of disposal, for loans reviewed in this category. The remainder of the total loan portfolio is segmented into homogeneous loan pools with similar risk characteristics for evaluation under SFAS 5. The primary risk element considered by management regarding each consumer and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements concerning commercial and industrial loans and commercial real estate loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews existence of collateral and its value.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

LIABILITIES

During the nine months ended September 30, 2006, total deposits increased $51.1 million to $365.4 million. The increase in deposits was attributable to increases in money market accounts and savings of $11.2 million and time deposits $100,000 and over of $48.0 million. The growth in money market accounts was attributable to a new indexed money market product with a competitive interest rate that reverts to the six-month treasury index after the special offering period through the first quarter of 2007. The growth in larger time deposits of $100,000 and over was primarily due to deposits generated in the Bank's branches comprising larger jumbo deposits of individuals and municipalities totaling $25.7 million. Out of state time deposits, which comprised the remainder of the growth for the first nine months in jumbo time deposits consisted of internet and brokered time deposits which increased $22.3 million. Noninterest bearing deposits, which comprise primarily business related checking accounts increased $621,000, or 1.9%. NOW accounts decreased $2.6 million as depositors migrated to higher rate deposit products. Time deposits under $100,000 decreased $6.2 million for the nine month period ended September 30, 2006, due in part to the very competitive rate environment amongst local financial institutions. The competitive rate environment amongst local financial institutions has made the Corporation decide in some cases not to raise the interest rate on the deposit product at the same frequency or level to match or exceed interest rates given by local financial institutions. The Corporation continues to see competitive deposit rates offered by local financial institutions within the geographic proximity of the Bank, which could have the affect of increasing the cost of funds to a level higher than management projects. The Corporation continues to utilize wholesale forms of funding earning assets through the Federal Home Loan Bank and brokered CDs to balance both interest rate risk and the overall cost of funds. Brokered and internet CDs are based on nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for CD products has intensified and the Bank has found this type of whole funding to often effectively compete with the rates offered for similar term retail CD products of local community and regional banks.

The major components of deposits are as follows:

                               September 30,      Percentage        December 31,    Percentage          Net        Net
                                   2006        of total deposits        2005      of total deposits    Change     Change %
                               -------------   -----------------    ------------  -----------------   --------   --------
                                                          (Dollars in Thousands)
Noninterest bearing demand       $ 32,600               8.9%         $ 31,979             10.2%       $    621        1.9%
NOW accounts-interest
   bearing checking                19,177               5.2            21,767              6.9          (2,590)     (11.9)
Money market                       26,136               7.2            19,400              6.2           6,736       34.7
Savings                            17,284               4.7            12,832              4.1           4,452       34.7
Time deposits under $100,000       48,648              13.3            54,853             17.4          (6,205)     (11.3)
Time deposits $100,000 and
   over                           221,584              60.7           173,542             55.2          48,042       27.7
                                 --------          --------          --------         --------        --------   --------
Total deposits                    365,429            100.00%          314,373            100.0%         51,056       16.2%
                                 ========          ========          ========         ========        ========   ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Short term borrowings at September 30, 2006 consisted of short term FHLB advances of $5.0 million and securities sold with an agreement to repurchase them the following day of $21.8 million. Following are details of our short term borrowings for the dates indicated:

                                                      September 30,     December 31,
                                                           2006             2005
                                                      -------------     ------------
                                                           (Dollars in thousands)
Amount outstanding at end of period
  Repurchase agreements                                  $21,832          $13,184
  Short-term FHLB advances                               $ 5,000          $26,700

Weighted average interest rate on ending balance
  Repurchase agreements                                     3.14%            2.50%
  Short-term FHLB advances                                  3.36%            3.60%

Maximum amount outstanding at any month end
  during the period
  Repurchase agreements                                  $21,832          $21,711
  Short-term FHLB advances                               $26,700          $26,700

In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate mortgage instruments and investment securities. These advances are secured under a blanket security agreement by first mortgage loans, certain home equity loans, commercial real estate loans and the pledging of certain securities. Long-term advances comprised 33 advances with maturities from July 2007 to June 2016.

FHLB advances outstanding at September 30, 2006 were as follows:

                                 Ending         Average rate
                                 Balance      at end of period
                                 -------      ----------------
                                    (Dollars in thousands)
Short-term FHLB advances         $ 5,000              3.36%
Long-term FHLB advances           75,545              4.65%
                                 -------           -------
                                 $80,545              4.57%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for possible deposit outflows, and managing interest rate risk require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold and loans and securities which mature within one year. Additional liquidity is provided by $43.7 million in available unsecured federal funds borrowing facilities, and a $150.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of September 30, 2006, unused commitments comprised $93.6 million. The Bank has $192.2 million in time deposits coming due within the next twelve months from September 30, 2006, which includes brokered, internet and municipal time deposits. At September 30, 2006, the Bank had $130.3 million in brokered certificates of deposit, of which $76.0 million is due within one year or less. Additionally, at September 30, 2006, municipal time deposits and internet time deposits were $45.9 million and $7.7 million, respectively. Municipal time deposits typically have maturities less than three months. $5.7 million of internet certificates of deposit mature in one year or less.

The largest uses and sources of cash and cash equivalents for the Corporation for the nine months ended September 30, 2006, as noted in the Consolidated Statement of Cash Flow, were centered primarily on the uses of cash in investing activities and the net cash provided by financing activities. The uses of cash in investing activities were largely due to the increase in loans of $36.1 million and the purchase of securities of $26.3 million, offset by maturities, calls and sales of securities totaling $13.1 million. Offsetting the uses of cash in investing activities, was the area of cash provided from financing activities which included net increases in time deposits of $41.8 million, demand and savings of $9.2 million and short term borrowings of $8.6 million. Repayment of matured FHLB advances reduced the cash provided by financing activities by $6.8 million. The total net cash provided in operating activities was $4.9 million and was largely attributable to net income of $1.9 million and cash provided by a decrease in loans held for sale of $1.6 million. Total cash and cash equivalents at the end of September 30, 2006 increased to $18.4 million from the year ended December 31, 2005, which was $11.0 million.

On August 16, 2006, the Corporation's Board of Directors declared the Corporation's eighteenth consecutive quarterly cash dividend of $0.06 per common share, payable October 2, 2006, to shareholders of record September 1, 2006.

Following are selected capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                              September 30,             December 31,          Minimum Ratio
                                                  2006                      2005               for Capital
                                         --------------------       --------------------         Adequacy       Ratio to be
                                         Capital        Ratio       Capital        Ratio         Purposes     "Well Capitalized"
                                         -------        -----       -------        -----      --------------  ------------------
Total capital to risk-weighted assets
     Consolidated                        $49,745        12.61%      $48,229        13.79%         8%                  NA
     Bank only                            47,272        12.02%       46,271        12.98%         8%                  10%

Tier I capital to risk-weighted assets
     Consolidated                        $46,075        11.68%      $44,649        12.77%         4%                  NA
     Bank only                            43,563        11.07%       41,691        11.95%         4%                   6%

Tier I capital to average assets
     Consolidated                        $46,075         9.05%      $44,649         9.94%         4%                  NA
     Bank only                            43,563         8.58%       41,691         9.30%         4%                   5%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Management believes that the current capital position as well as net income from operations, loan repayments and other sources of funds will be adequate to meet our short and long term liquidity needs. Management currently has no plans to raise additional capital.

The following table shows the changes in stockholders' equity for the three months ended September 30, 2006:

                                                                                   Accumulated
                                                                      Unearned        Other
                                         Common        Retained       Employee     Comprehensive      Total
                                          Stock        Earnings       Benefits     Income/(Loss)     Equity
                                        --------       --------      ----------    -------------   ---------
Beginning balance, January 1, 2006      $ 31,154       $  5,245      ($    148)     ($    719)      $ 35,532

Cash dividend                                 --           (685)            --             --           (685)
Stock dividend                             2,120         (2,120)            --             --             --
Stock option exercise                        235             --             --             --            235
SFAS 123R expensing of options                17             --             --             --             17
Net income                                    --          1,944             --             --          1,944
Repurchase 15,000 shares                    (175)            --             --             --           (175)
Release of ESOP shares                        --             --             44             --             44
Change in unrealized gain/loss                --             --             --           (225)          (225)
                                        --------       --------      ---------      ---------       --------
Balance September 30, 2006              $ 33,351       $  4,384      ($    104)     ($    944)      $ 36,687
                                        ========       ========      =========      =========       ========

Stockholder's equity was $36.7 million as of September 30, 2006. This was an increase of $1.2 million from December 31, 2005. The change in stockholder's equity was primarily attributable to net income for the nine months ended September 30, 2006 of $1.9 million, offset by cash dividends of $685,000. The proceeds from stock options exercised added $235,000 to equity. Additionally, the release of ESOP shares, at fair market value, contributed $44,000 to total equity. The change in other comprehensive income of $225,000 was due to the net change in after tax decreases in the available for sale security portfolio. Unrealized losses have not been recognized into income because the issuer's bonds are of high credit quality. The Corporation has the intent and the ability to hold the securities for the foreseeable future and the decline in the fair value during the first quarter of 2006 was primarily due to increased market interest rates.

NET INTEREST INCOME

Net interest income was $3.2 million during the third quarter of 2006, a decrease of $19,000 over the third quarter of 2005. Net interest margin for the third quarter of 2006 was 2.62%, or 2.77% on a taxable equivalent basis, compared with 3.06%, or 3.13% on a tax equivalent basis for the third quarter of 2005. The decrease in net interest margin was primarily the result of higher deposit funding costs in a highly competitive deposit pricing environment. During the first nine months of 2006, the decrease in lower yielding core deposit accounts was one of the primary drivers of net interest margin compression. Additionally, the flat treasury yield curve produced an interest rate environment that results in lower incremental interest rate spreads on new loan and investment growth. The decrease in interest income for the third quarter of 2006 compared to the third quarter of 2005 was primarily due to increases in interest expense exceeding the growth of interest income and was primarily driven by increases on rates paid for certificates of deposit. Increases in average loan balances aided in partially offsetting the increase from higher interest rates. Increases in average loan balances and loan yields helped to partially offset the affect of the flat yield environment during the period ended September 30, 2006. The largest increase in interest expense was associated with time deposits. Increases in interest expense on time deposits represented 79.7% of the overall increase in interest expense due to an increase in the rate paid on and the volume of deposits, with the increase in rate, accounting for approximately 47% of the overall increase. Conversely, the increase in interest expense due to other borrowings represented only 14% of the total increase.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Net interest income was $9.5 million for the first nine months of 2006, an increase of $64,000 over the first nine months of 2005. Net interest margin for the nine months ended September 30, 2006 was 2.75%, or 2.89% on a taxable equivalent basis, compared with 3.20%, or 3.27% on a taxable equivalent basis for the nine months ended September 30, 2005. The compression in net interest margin, for the first nine months of 2006 was due to primarily the same factors detailed above for the third quarter of 2006. The increase of net interest income for the first nine months of $64,000 was attributable to an increase in the volume of earning assets which more than offset the overall affect of compression in net interest margin.

The following table shows the dollar amount of changes in net interest income for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to changes in average balances (volume) or average rates for the periods shown. Variances that are jointly attributable to both volume and rate changes have been allocated to the volume component.

                                                         Three Months Ended                     Nine Months Ended
                                                     September 30, 2006 vs. 2005           September 30, 2006 vs. 2005
                                                 -----------------------------------    --------------------------------
                                                                Increase (Decrease)                  Increase (Decrease)
                                                                Due to Changes In                    Due to Changes In
                                                              ----------------------               ---------------------
                                                               Volume                               Volume
                                                   Total      and Both        Rate        Total    and Both       Rate
                                                 ---------    ---------     --------    --------   ---------    --------
                                                                             (In thousands)
Earning Assets - Interest Income
   Loans                                          $  1,530    $     790      $   740    $  4,295   $  2,209      $ 2,086
   Securities                                          425          305          120       1,342      1,063          279
   Federal funds sold                                    9          (25)          34         (24)      (122)          98
                                                 ---------    ---------     --------    --------   --------     --------
     Total                                           1,964        1,070          894       5,613      3,150        2,463
                                                 ---------    ---------     --------    --------   --------     --------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                        75          (44)         119         249        (32)         281
   Savings deposits                                      6          (12)          18         (71)      (112)          41
   Time deposits                                     1,581          836          745       4,063      1,951        2,112
   FHLB and repo sweeps                                269          127          142       1,157        695          462
   ESOP                                                  1           (2)           3          --         (4)           4
   Subordinated debentures                              51           --           51         151         --          151
                                                 ---------    ---------     --------    --------   --------     --------

     Total                                           1,983          905        1,078       5,549      2,498        3,051
                                                 ---------    ---------     --------    --------   --------     --------
Net Interest Income                              ($     19)   $     165     ($   184)   $     64   $    652     ($   588)
                                                 =========    =========     ========    ========   ========     ========

The average yield earned on interest earning assets for the third quarter of 2006 was 6.82% compared to 6.02% for the third quarter of 2005. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment for 2006 was 7.42% compared to 6.53% during the third quarter of 2005. The overall increase in the loan portfolio yield was partially tied to the increase in the prime interest rate during that time period. The commercial, commercial real estate and home equity line loans that repriced with prime interest rate changes totaled approximately $145 million at September 30, 2006. The Corporation's security portfolio had an average non-tax adjusted yield of 4.67% during the third quarter of 2006, with the weighted average taxable equivalent yield to maturity at September 30, 2006 totaling 5.64%.

The average yield on earning assets for the first nine months of 2006 was 6.70% compared to 5.95% for the first nine months of 2005. The average yield on the total loan portfolio, which contains both loans held for sale and investment for 2006 was 7.29% compared to 6.42% during the same period of 2005. The overall increase in the loan portfolio yield was partially tied to the increase in the prime interest rate during that period. The Corporation's security

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

portfolio had an average non-tax adjusted yield of 4.56% during the first nine months of 2006, compared to 4.00% for the same period in 2005, as new securities added to the portfolio reflected the increase in market rates over that same relative period, coupled with and secondarily, the increase in the variable rate mortgage backed securities.

The average rate paid on interest bearing liabilities for the third quarter of 2006 was 4.60% compared to 3.35% in the third quarter of 2005. The increase in average rate was due to the overall rate paid on interest bearing liabilities, primarily as a result of the increase in overall market interest rates. The rate paid on the total time deposit portfolio increased to 4.86% for the third quarter of 2006, from 3.43% for the same time period in 2005 and was driven by highly competitive interest rates paid among local financial institutions. The increase in the average rate for NOW and money market accounts for 2006 was primarily attributable to the introduction of a premium rate based NOW account, with the average rate moving to 2.78% during the third quarter of 2006 versus 1.70% in the third quarter of 2005. The average rate paid on savings also increased, moving to 2.33% for the third quarter of 2006 from 1.84% in the third quarter of 2005. The rate paid on FHLB advances and repurchase agreements increased to 4.36% in the third quarter of 2006 from 3.73% in the third quarter of 2005. New advances, repricing of variable advances and the increase in the interest rate paid on repurchase agreements were the primary reasons for the increase. At September 30, 2006, the FHLB portfolio had a weighted average maturity of 5.0 years and an overall weighted average interest rate of 4.50%, which was 75 basis points below the current overnight federal funds rate. The average rate paid on the subordinated debenture increased in the third quarter of 2006 to 9.39% from 7.43%, closely tracking the overall increase in short-term market interest rates during the comparable period. This instrument is priced quarterly based on the three-month libor interest rate.

The average rate paid interest bearing liabilities for the first nine months of 2006 was 4.35% compared to 3.10% in the first nine months of 2005. The increase in average rate was due to the overall rate paid on interest bearing liabilities and was due to the increase in overall market interest rates. The increase in yield on time deposits was the primary reason for the overall increase in interest bearing liability yield for the first nine months of 2006 compared to the first nine months of 2005. The overall increase in interest bearing deposits and liabilities for the first nine months ended September 30, 2006 over the same time period in 2005 was due to the same factors as mentioned above for the first quarter of 2006.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and nine month periods ended September 30, 2006 and 2005. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees. Effective January 1, 2006, the Corporation began calculating yields earned on interest earning assets and rates paid on interest bearing liabilities based on the actual number of days in the quarter. Previously, the Corporation calculated these yields using four equal quarterly periods. While these different methods of calculating yields and rates may have a slight effect on yields, rates, net interest margins and net interest rate spreads reported during the quarterly or year to date periods, it has no effect on yields, rates, net interest margins and net interest rate spreads reported on an annual basis. This change in methodology does not have a material impact on the yields, rates, net interest margin or net interest rate spreads in reported in prior periods; accordingly, this change was implemented prospectively and as such, prior periods have not been restated.

                                                                        Three Months Ended September 30,
                                                   -----------------------------------   ----------------------------------
                                                                  2006                                 2005
                                                   ----------   ---------    ---------   --------    ---------    ---------
                                                                              Average                              Average
                                                                 Interest      Rate                   Interest      Rate
                                                     Average     Income/      Earned/     Average     Income/      Earned/
                                                     Balance     Expense       Paid       Balance     Expense       Paid
                                                   ----------   ---------    ---------   --------    ---------    ---------
                                                                                (In thousands)
Assets
   Loans                                           $  372,009   $   6,959         7.42%  $330,045    $   5,429         6.53%
   Securities                                          99,067       1,157         4.67     73,003          732         4.01
   Federal funds sold                                   7,994         105         5.21      9,860           96         3.86
                                                   ----------   ---------    ---------   --------    ---------    ---------
Total Earning Assets/
   Total Interest Income                              479,070       8,221         6.82    412,908        6,257         6.02
                                                   ----------   ---------    ---------   --------    ---------    ---------
Cash and due from banks                                 8,648                               8,697
All other assets                                       23,020                              19,747
                                                   ----------                            --------
Total Assets                                       $  510,738                            $441,352
                                                   ==========                            ========
Liabilities and Equity
   NOW and money market accounts                   $   37,375         262         2.78   $ 43,696          187         1.70
   Savings deposits                                    12,788          75         2.33     14,886           69         1.84
   Time deposits                                      275,136       3,369         4.86    206,668        1,788         3.43
   FHLB advances and repurchase agreements            101,116       1,112         4.36     89,647          843         3.73
   ESOP loan                                              113           3         8.25        175            2         4.53
   Subordinated debentures                             10,310         244         9.39     10,310          193         7.43
                                                   ----------   ---------    ---------   --------    ---------    ---------
Total Interest Bearing Liabilities/
   Total Interest Expense / Interest Rate Spread      436,838       5,065         4.60    365,382        3,082         3.35
                                                   ----------   ---------    ---------   --------    ---------    ---------
Noninterest bearing demand deposits                    35,072                              38,829
All other liabilities                                   2,758                               2,279
Stockholders' equity                                   36,070                              34,862
                                                   ----------                            --------
Total Liabilities and Stockholder's Equity         $  510,738                            $441,352
                                                   ==========                            ========
Net Interest Income                                             $   3,156                            $   3,175
                                                                =========                            =========
Net Interest Spread                                                               2.22%                                2.67%
                                                                             =========                            =========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                                   2.62%                                3.06%
                                                                             =========                            =========
Net Interest Margin
   (fully taxable equivalent)                                                     2.77%                                3.13%
                                                                             =========                            =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                                                        Nine Months Ended September 30,
                                                   -----------------------------------   ----------------------------------
                                                                  2006                                 2005
                                                   ----------   ---------    ---------   --------    ---------    ---------
                                                                              Average                              Average
                                                                 Interest      Rate                   Interest      Rate
                                                     Average     Income/      Earned/     Average     Income/      Earned/
                                                     Balance     Expense       Paid       Balance     Expense       Paid
                                                   ----------   ---------    ---------   --------    ---------    ---------
                                                                                (In thousands)
Assets
   Loans                                           $  361,061   $  19,697         7.29%  $320,585    $  15,402         6.42%
   Securities                                          97,440       3,336         4.56     66,450        1,994         4.00
   Federal funds sold                                   4,457         166         4.98      7,741          190         3.28
                                                   ----------   ---------    ---------   --------    ---------    ---------
Total Earning Assets/
   Total Interest Income                              462,958      23,199         6.70    394,776       17,586         5.95
                                                   ----------   ---------    ---------   --------    ---------    ---------
Cash and due from banks                                 7,108                               7,770
All other assets                                       22,598                              17,947
                                                   ----------                            --------
Total Assets                                       $  492,664                            $420,493
                                                   ==========                            ========
Liabilities and Equity
   NOW and money market accounts                   $   38,328         681         2.38   $ 40,046          432         1.44
   Savings deposits                                    12,219         202         2.21     19,016          273         1.92
   Time deposits                                      257,406       8,798         4.57    200,235        4,735         3.16
   FHLB advances and repurchase agreements            101,769       3,288         4.32     80,233        2,131         3.55
   ESOP loan                                              128           8         7.90        187            8         5.72
   Subordinated debentures                             10,310         691         8.96     10,310          540         7.00
                                                   ----------   ---------    ---------   --------    ---------    ---------
Total Interest Bearing Liabilities/
   Total Interest Expense / Interest Rate Spread      420,160      13,668         4.35    350,027        8,119         3.10
                                                   ----------   ---------    ---------   --------    ---------    ---------
Noninterest bearing demand deposits                    34,260                              36,828
All other liabilities                                   2,432                               1,926
Stockholders' equity                                   35,812                              31,712
                                                   ----------                            --------
Total Liabilities and Stockholder's Equity         $  492,664                            $420,493
                                                   ==========                            ========
Net Interest Income                                             $   9,531                            $   9,467
                                                                =========                            =========
Net Interest Spread                                                               2.35%                                2.85%
                                                                             =========                            =========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                                   2.75%                                3.20%
                                                                             =========                            =========
Net Interest Margin
   (fully taxable equivalent)                                                     2.89%                                3.27%
                                                                             =========                            =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

PROVISION FOR LOAN LOSSES

The provision for loan losses for the third quarter and first nine months of 2006 was $75,000 and $250,000, respectively. This was based upon management's review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. Net loan charge-offs for the first nine months of 2006 totaled $121,000, or 5 basis points on an annualized basis. Total nonperforming loans as a percentage of total loans was 0.82% at September 30, 2006, compared to 0.99% at December 31, 2005. The allowance for loan losses was $3.7 million at September 30, 2006, or 1.00% of total loans and 121.81% of nonperforming loans, versus $3.6 million, or 1.07% and 108.10% at December 31, 2005, respectively.

NONINTEREST INCOME

Noninterest income in the third quarter of 2006 was $1.3 million, a decrease of $124,000 or 9.0%, compared to the third quarter of 2005. This was attributable to decreases in mortgage banking income of $287,000, or 26.2%, which comprises gains on the sale of residential mortgages and parallels the industry-wide slowdown in secondary mortgage sales. Other income of $283,000 increased $150,000 for the third quarter of 2006, compared to the third quarter of 2005, reflecting growth in most other income areas with the largest being attributable to increases in gains on the sale of portfolio loans, net gains and losses on disposal of assets and an increase in cash surrender value of bank owned life insurance of $28,000, $39,000 and $27,000, respectively.

Noninterest income for the nine months ended September 30, 2006 of $3.8 million increased $258,000, or 7.4%, over the nine months ended September 30, 2005. Fiduciary income of $202,000 increased $133,000, or 192.7% over the same time period last year. The Trust division did not start operations until July of 2005, therefore year to date September 2005 results reflect three months of income versus nine months for year to date September 2006. Deposit service charge income of $265,000 increased $44,000, or 19.9%, for the first nine months of 2006 compared to 2005 for the same respective period due to an overdraft privilege program instituted in late 2005. Net security losses of $3,000 were recorded for the first nine months of 2006 from restructuring activities, compared to 2005 when $57,000 in net security gains were recorded. Other income of $665,000 increased $224,000 for the first nine months of 2006, compared to the first nine months of 2005, due primarily to those item changes noted above in the third quarter.

NONINTEREST EXPENSE

Noninterest expense was $3.6 million for the third quarter of 2006 compared to $3.5 million for the third quarter of 2005, an increase of $90,000 or 2.6%. The increase was largely due to an increase of $88,000 in salary, benefits and payroll taxes related to the new Grosse Pointe Hub. Net occupancy expense of $473,000 increased $65,000, or 15.9%, due primarily to the new Grosse Pointe Hub, coupled with increased utility costs for the entire Corporation. The quarterly increase in premises and fixed assets was offset by decreases in other operating expenses.

Noninterest expense for the first nine months of 2006 of $10.7 million increased $1.1 million, or 11.0% compared to the first nine months of 2005. All categories of noninterest expense for the first nine months of 2006 increased primarily due to startup and operational costs in trust, wealth management, new residential loan production offices and establishment of the new Grosse Pointe banking branch location. The largest portion of the increase in noninterest expense occurred in salaries, benefits and payroll taxes of $6.4 million for the nine months ended September 30, 2006, which increased $740,000, or 13.2% over the first nine months of 2005 from these new divisions and Hub.

PROVISION FOR INCOME TAXES

The provision for federal income taxes of $116,000 for the third quarter of 2006 decreased $167,000, or 59.0%, from the federal income tax provision for the third quarter of 2005. The decrease was primarily attributable to a higher level of tax exempt municipal bonds and bank owned life insurance (BOLI) over the same respective time period, coupled with a lower level of pretax income. The increase in cash surrender value of BOLI is exempt from federal income tax. The effective tax rate for the third quarter of 2006 and 2005 was 16.0% and 27.4%, respectively. The statutory tax rate of the Corporation is 34%.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The provision for federal income taxes of $429,000 for the nine months ended September 30, 2006 decreased $496,000 over the first nine months of 2005. The effective tax rate for the first nine months of 2006 was 18.1% compared to 28.4% for the first nine months of 2005. The difference in the effective rates is due to the relative percentage of tax-exempt income to the total pretax income, which would include both taxable and tax exempt income. The tax-exempt income as a percentage of total pretax income was 53.4%, compared to 19.0% for the nine month periods ended September 30, 2006 and 2005, respectively.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table presents an analysis of our interest-sensitivity static gap position at September 30, 2006. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At September 30, 2006, we are considered asset sensitive in the time interval of the first three months. We are also considered to be slightly liability sensitive at the one year accumulated gap position.

                                                                 After Three    After One
                                                   Within        Months But      Year But        After
                                                    Three        Within One       Within         Five
                                                   Months          Year         Five Years       Years       Total
                                                  --------      ------------   ------------    ----------   --------
                                                                        (Dollars in thousands)
Interest earning assets:
   Federal funds sold and
    interest bearing cash                         $ 11,000       $        --   $         --    $       --   $ 11,000
   Securities                                       10,880            11,024         32,396        45,145     99,445
   FHLB stock                                           --             4,630             --            --      4,630
   Portfolio loans and held for resale             144,923            56,754        146,330        25,623    373,630
                                                  --------      ------------   ------------    ----------   --------
     Total                                         166,803            72,408        178,726        70,768   $488,705
                                                  --------      ------------   ------------    ----------   ========

Interest bearing liabilities:
   NOW and money market accounts                     2,634             6,343         24,533            --    $33,510
   Indexed MM account and trust money market         3,494             8,309             --            --     11,803
   Savings deposits                                  1,728             3,457         12,099            --     17,284
   Jumbo time deposits                              79,616            80,114         61,854            --    221,584
   Time deposits < $100,000                         10,187            22,266         16,195            --     48,648
   Repurchase agreements                            21,832                --             --            --     21,832
    FHLB advances                                       --             5,000         42,345        33,200     80,545
   ESOP payable                                        104                --             --            --        104
   Subordinated debentures                          10,310                --             --            --     10,310
                                                  --------      ------------   ------------    ----------   --------
     Total                                         129,905           125,489        157,026        33,200   $445,620
                                                  --------      ------------   ------------    ----------   ========
Interest rate sensitivity gap                     $ 36,898      ($    53,081)  $     21,700    $   37,568
Cumulative interest rate sensitivity gap                        ($    16,183)  $      5,517    $   43,085
Interest rate sensitivity gap ratio                   1.28              0.58           1.14          2.13
Cumulative interest rate sensitivity gap ratio                          0.94           1.01          1.10

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

On a quarterly basis, the net interest income simulation model is used to quantify the effects of hypothetical changes in interest rates on the Bank's net interest income over a projected twelve-month period. The model permits management to evaluate the effects of instantantious parallel shifts in the Treasury Yield curve, upward and downward, on net interest income expected in a stable interest rate environment.

As of September 30, 2006, the table below reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast. The overall interest rate risk profile of the Corporation, which is quantified by our simulation model, has changed from prior reporting periods. The results of model, which produces forecasts under various rate scenarios would indicate that the Corporation's net interest income would react more favorably in a declining parallel shift in market rates and conversely, react negatively to an increase in market interest rates. The change in the interest rate risk profile is primarily attributable to an increase in fixed rate commercial real estate loans we have experienced. Additionally, the Corporation's dependence on time deposits, versus non-maturity core deposits, has added to the liability sensitivity.

                                          Percentage Change
       Interest Rate Scenario             In Net Interest Income
------------------------------------      ----------------------
Interest rates up 300 basis points              (8.23%)
Interest rates up 200 basis points              (4.26%)
Interest rates up 100 basis points              (1.62%)
Base case                                          --
Interest rates down 100 basis points             2.18%
Interest rates down 200 basis points             5.24%
Interest rates down 300 basis points             8.25%

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 ("Act")) as of September 30, 2006, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

No material changes from risk factors as previously disclosed in Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

STOCK REPURCHASES

The following table sets forth information about the Corporation's purchases of its outstanding Common Stock during the quarter ended September 30, 2006.

                                                                                                         (d) Maximum Number
                                                                                 (c) Total Number of       (or approximate
                                            (a) Total                             Shares (or Units)       Dollar Value) of
                                            Number of                           Purchased as Part of   shares (or Units) that
                                           Shares (or      (b) Average Price     Publicly Announced     May Yet Be Purchased
                                             Units)        Paid per Share (or     Plans or Programs      Under the Plans or
             Period                       Purchased (1)          Unit)                   (2)                Programs (2)
--------------------------------------    -------------    ------------------   --------------------   ----------------------
July 1, 2006 - July 31, 2006                      --                  --                    --                      --


August 1, 2006 - August 31, 2006                  --                  --                    --                      --


September 1, 2006 - September 30, 2006        15,000            $  11.65                15,000                 177,887

Total                                         15,000            $  11.65                15,000                 177,887

(1) Of these shares, no shares were purchased other than through a publicly announced program.

(2) On September 20, 2006, the Corporation announced its attention to repurchase up to 5%, totaling 192,887 shares, of its outstanding shares in the open market or privately negotiated transactions. No stock repurchase plans or programs expired or were terminated by the Corporation during the quarter

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Cash Dividend - On August 16, 2006, the Corporation's Board of Directors declared the Corporation's seventeenth quarterly cash dividend of $0.06 per common share, payable October 2, 2006, to shareholders of record September 1, 2006.

On September 20, 2006, the Corporation announced its attention to repurchase up to 5% of its outstanding shares in the open market or privately negotiated transactions. These shares will be purchased at prevailing market prices from time to time over a twelve month period dependent upon market conditions.

ITEM 6. EXHIBITS.

See Exhibit Index attached.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2006.

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