Form 10-K
period 2006-12-31
COMMUNITY CENTRAL BANK CORP
filed 2007-03-30
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2006

                          Commission File No. 000-33373

                       COMMUNITY CENTRAL BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                  Michigan                                 38-3291744
      (State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization)

100 N. Main Street, Mount Clemens, Michigan                48043-5605
  (Address of Principal Executive Offices)                 (Zip code)

                                 (586) 783-4500
                           (Issuer's telephone number)

              Securities registered under Section 12(b) of the Act:

      Title of Class         Name of each exchange on which registered
      --------------         -----------------------------------------
Common Stock, no par value              NASDAQ Global Market

           Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check markif disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates was approximately $32.4 million as of June 30, 2006 based on the closing price ($11.65) of the Corporation's common stock on that date as reported on the NASDAQ Global Market. (For purposes of this calculation, 1,071,367 shares beneficially owned by the members of the Corporation's Board of Directors and Executive Officers have been excluded.) The exclusion of the member value of the shares owned by these individuals shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.

As of March 23, 2007, 3,754,031 shares of common stock of the issuer were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts I and II - Portions of Stockholder Report of the issuer for the year ended December 31, 2006.

Part III - Portions of the Proxy Statement of the issuer for its April 17, 2007 Annual Meeting.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Community Central Bank Corporation is the holding company for Community Central Bank (the "Bank") in Mount Clemens, Michigan. The Corporation opened for business in October 1996 and serves businesses and consumers across Macomb, Oakland, St. Clair and Wayne counties with a full range of lending, deposit and Internet banking services. The Bank operates three full service facilities, one in Mount Clemens, one in Rochester Hills and one in Grosse Pointe, Michigan. Community Central Mortgage Company, LLC, a subsidiary of the Corporation and the Bank, operates locations servicing the Detroit metropolitan area, Northwest Indiana, Northern Illinois, Central Ohio and Raleigh, North Carolina. River Place Trust and Community Central Wealth Management are divisions of Community Central Bank. Community Central Insurance Agency, LLC is a wholly owned subsidiary of Community Central Bank.

     The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System. The Bank is subject to extensive regulation by the Michigan Office of Financial and Insurance Services ("OFIS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured up to the applicable limits by the FDIC. (See "-Regulation and Supervision" below.) The Corporation's common shares trade on The NASDAQ Global Market under the symbol "CCBD."

     Our results of operations depend largely on net interest income. Net interest income is the difference in the interest income the Corporation earns on interest-earning assets, which are comprised primarily of commercial and residential real estate loans, and to a lesser extent commercial business and consumers loans, and the interest the Corporation pays on interest-bearing liabilities, which are primarily deposits and borrowings. Management strives to match the repricing characteristics of the interest-earning assets and interest-bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

     Our results of operations may also be affected by local and general economic conditions. The largest geographic segment of our customer base is in Macomb County, Michigan. The economic base of the County continues to diversify from the automotive service sector. This trend should lessen the impact on the County of future economic downturns in the automotive sector of the economy. Macomb County's proximity to major highways and affordable housing has continued to spur economic growth in the area. Changes in the local economy may affect the demand for commercial loans and related small to medium business related products. This could have a significant impact on how the Corporation deploys its assets.

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

     Net income for 2006 was affected by startup, expansion and operational costs including those related to the new wealth and trust management divisions, as well as the new branch in Grosse Pointe, Michigan. The trust division of the Bank was formed on June 30, 2005, when the Corporation completed its acquisition and merger with River Place Financial Corp. William A. Penner, CEO of River Place, became the President of the Bank's newly created trust division at the time of the acquisition. In early 2006, two executives were recruited to head the trust and newly created wealth management divisions. Mr. Penner retired from the Bank effective December 31, 2006. The Corporation continues to focus on expanding this area of its banking operations and expects the trust and wealth management divisions to provide increased fee income from future operations.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

     In early June of 2006, the Bank opened a full service branch located in Grosse Pointe Farms, Michigan. Grosse Pointe Farms, Michigan is an upscale, suburban community on the shores of Lake St. Clair in southeastern Michigan. The Bank has appointed a regional President for the Grosse Pointe region who is a veteran banker who has ties to the local community. The branch facility is staffed with a branch manager and customer service representatives, as well as a commercial loan officer. The upscale demographics of the surrounding area appear to be well suited for establishing new relationships for trust and wealth management. Further, 2006 reflected additional costs related to expansion of mortgage loan production offices in Ohio, North Carolina and Florida.

     The Corporation continued to experience a compression in net interest margin during 2006 compared with 2005. This was the result of competitive pricing pressure in both loans and deposit generation. Additionally, the continuation of a flat treasury yield curve has resulted in overall lower interest rate spreads than in other reporting periods.

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

     EMPLOYEES. As of December 31, 2006, the Corporation and its subsidiaries employed 90 full-time equivalent employees.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

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

     EXECUTIVE OFFICERS. The following is a list of the executive officers of the Corporation and the Bank, together with their ages and their positions at December 31, 2006. Executive officers of the Corporation are elected annually by the Board of Directors to serve for the ensuing years and until their successors are elected and qualified.

                                                          Position Held
Name and Position                                              Since      Age
-----------------                                         -------------   ---
David A. Widlak
   President of Community Central Bank Corporation             2003        58
   CEO of Community Central Bank Corporation                   2000

Ronald R. Reed
   President and CEO of Community Central Bank                 2000        60

Ray T. Colonius
   CFO and Corporate Treasurer of                              1999        49
   Community Central Bank Corporation and
   Community Central Bank

Sam A. Locricchio
   Sr. Vice President & Sr. Loan Officer of Community
   Central Bank                                                2003        57

Charles U. Shreve
   President of Community Central Mortgage Company, LLC
   and VP of Community Central Bank                            2001        54

Mr. Locricchio previously held the position of Sr. Vice President at Community Bank of Dearborn from 2001 to 2003.

ITEM 1A. RISK FACTORS

     You should carefully consider the following risk factors, together with the other information provided in the Stockholder Report on Form 10-K.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

CHANGES IN ECONOMIC CONDITIONS OR INTEREST RATES MAY NEGATIVELY AFFECT OUR EARNINGS, CAPITAL AND LIQUIDITY.

     The results of operations for financial institutions, including our bank, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates we earn on investments and loans and the interest rates we pay on deposits and other interest-bearing liabilities. Substantially all our loans are to businesses and individuals in southeastern Michigan and any decline in the economy of this area could adversely affect us. Like most banking institutions, our net interest spread and our ability to respond to changes in such rates. At any given time, our assets and liabilities may be such that they are affected differently by a given change in interest rates.

OUR CREDIT LOSSES COULD INCREASE AND OUR ALLOWANCE FOR CREDIT LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOAN LOSSES.

     The risk of nonpayment of loans is inherent in all lending activities and nonpayment, if it occurs, may have a material adverse affect on our earnings and overall financial condition as well as the value of our common stock. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for credit and lease losses may not be sufficient to cover our losses, thereby having an adverse effect on our operations results, and may cause us to increase the allowance in the future. The actual amount of future provisions for credit losses cannot now be determined and may exceed the amounts of past provisions. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for credit losses. These regulatory agencies may require us to increase our provision for credit losses or to recognize further loan or lease charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for credit losses could have a negative effect on our net income, financial condition and results of operations.

A DOWNTURN IN THE REAL ESTATE MARKET COULD HURT OUR BUSINESS.

     A downturn in the real estate market could hurt our business because many of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished, and we would be more likely to suffer losses on defaulted loans. As of December 31, 2006, approximately 90.0% of the book value of our loan portfolio consisted of loans secured by various types of real estate. Substantially all of our real property collateral is located in Michigan. If there is a significant decline in real estate values, especially in Michigan, the collateral for our loans will provide less security.

OUR COMMERCIAL REAL ESTATE LOANS INVOLVE HIGHER PRINCIPAL AMOUNTS THAN OTHER LOANS, AND REPAYMENT OF THESE LOANS MAY BE DEPENDENT ON FACTORS OUTSIDE OUR CONTROL OR THE CONTROL OF OUR BORROWERS.

     As part of our operating strategy, we intend to continue to focus on our commercial real estate lending. At December 31, 2006, commercial real estate loans totaled $236.4 million, or 64.4%, of our total loan portfolio. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may therefore be more adversely affected by conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower's project is reduced due to leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. In addition, many commercial real estate loans are not fully amortized over the loan period, but have balloon payments due at maturity. A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or completing a timely sale of the underlying property.

REPAYMENT OF OUR COMMERCIAL AND INDUSTRIAL LOANS IS OFTEN DEPENDENT ON THE CASH FLOWS OF THE BORROWER, WHICH MAY BE UNPREDICTABLE, AND THE COLLATERAL SECURING THESE LOANS MAY FLUCTUATE IN VALUE.

     At December 31, 2006, commercial and industrial loans totaled $28.4 million, or 7.8%, of our total loan portfolio. We make these loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, contracts receivable, equipment or real estate. Credit support provided by the borrower for most of these loans and the

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts and contracts receivables, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

OUR CONSUMER LOANS GENERALLY HAVE A HIGHER RISK OF DEFAULT THAN OUR OTHER LOANS.

     Consumer loans entail greater risk than our other loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy, all of which increase when the economy is weak. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

DECLINE IN THE AVAILABILITY OF OUT-OF-AREA DEPOSITS COULD CAUSE LIQUIDITY OR INTEREST RATE MARGIN CONCERNS, OR LIMIT OUR GROWTH.

     We have utilized and expect to continue to utilize out-of-area or wholesale deposits to support our asset growth. These deposits are generally a lower cost source of funds when compared to the interest rates that we would have to offer in our local markets to generate a commensurate level of funds. In addition, the overhead costs associated with wholesale deposits are considerably less than the overhead costs we would incur to obtain and administer a similar level of local deposits. A decline in the availability of these whole deposits would require us to fund our growth with more costly funding sources, which could reduce our net interest margin, limit our growth, reduce our asset size, or increase our overhead costs.

ACQUISITIONS ARE AN INTENDED COMPONENT OF OUR GROWTH STRATEGY. WE MAY ENCOUNTER DIFFICULTIES IN PURSUING THIS STRATEGY, AND TO THE EXTENT THAT WE ACQUIRE COMPANIES IN THE FUTURE, OUR BUSINESS MAY BE NEGATIVELY AFFECTED BY RISKS RELATED TO THOSE ACQUISITIONS.

     We have completed acquisitions of banking assets over the past couple of years and will consider the acquisition of other banking and related businesses in the future. Our ability to successfully pursue this strategy may have a direct bearing on our ability to grow our franchise and achieve and maintain our levels of profitability. There are risks associated with this strategy including the following:

     - Prices at which acquisitions can be made fluctuate with market conditions. In addition, the number of potential acquirors can result in intense competition, particularly with respect to price. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable, and we expect that this condition will occur periodically in the future;

     - We may borrow funds to finance an acquisition, thereby increasing our leverage and diminishing our liquidity;

     - There are numerous risks involved in each acquisition that we make, including:

          - the risk that the acquired business will not perform according to management's expectations;

          - the risk that difficulties will arise in connection with the integration of the operations of the acquired business with our operations, including disruptions to customers of the acquired business;

          - the risk that management will divert its attention from other aspects of our business;

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

          -    the risk that we may lose key employees of the acquired business;

          - the risks associated with entering into geographic and product markets in which we have limited or no direct prior experience; and

          - the risks of the acquired company that we may assume in connection with the acquisition, including potential asset quality issues and/or unknown or contingent liabilities that may exceed our estimates.

As a result of these risks, any given acquisition, if and when consummated, may adversely affect our results of operations or financial condition. In addition, because the consideration for an acquisition may include shares of our common stock, existing holders of our common stock could experience dilution in connection with the acquisition. Depending on the acquisition price and the number of shares issued, this dilution could be significant.

OUR CONTINUED PACE OF GROWTH MAY REQUIRE US TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, BUT THAT CAPITAL MAY NOT BE AVAILABLE WHEN IT IS NEEDED.

     We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. We may, at some point, need to raise additional capital to support continued growth, both internally and through acquisitions.

     Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

OUR FUTURE SUCCESS IN DEPENDENT ON OUR ABILITY TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE BANKING INDUSTRY.

     We conduct our banking operations primarily in Southeast Michigan. We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as we are. Most of our competitors have been in business for many years, have established customer bases, are larger, and have substantially higher lending limits than we do. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties. Ultimately, we may not be able to compete successfully against current and future competitors.

WE ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION, AND ANY REGULATORY CHANGES MAY ADVERSELY AFFECT US.

     The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers, not our creditors or shareholders. As a bank holding company, we are also subject to extensive regulation by the Federal Reserve, in addition to other regulatory and self-regulatory organizations. Our ability to establish new facilities or make acquisitions is conditioned upon the receipt of the required regulatory approvals from these organizations. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of such changes, which could have a material adverse effect on our profitability or financial condition.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

WE CONTINUALLY ENCOUNTER TECHNOLOGICAL CHANGES, AND WE MAY HAVE FEWER RESOURCES THAN OUR COMPETITORS TO CONTINUE TO INVEST IN TECHNOLOGICAL IMPROVEMENTS.

     The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Corporation's future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

OUR ARTICLES OF INCORPORATION AND BY-LAWS AND MICHIGAN LAWS CONTAIN CERTAIN PROVISIONS THAT COULD MAKE A TAKEOVER MORE DIFFICULT.

     Provisions in our articles of incorporation and bylaws may make it more difficult and expensive to pursue a change in control or takeover attempt tht our board of directors opposes. As a result, our stockholders may not have an opportunity to participate in such a transaction, and the trading price of our stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers. These provisions include: staggered three year terms for the election of directors; provisions restricting the calling of special meetings of stockholders; the absence of cumulative voting by stockholders in election of directors; advance notice requirements for stockholder nominations; and the authorization of 1,000,000 shares of serial preferred stock that could be issued without stockholder approval on terms or in circumstances that could deter a future takeover attempt.

     The Michigan Business Corporation Act contains provisions intended to protect shareholders and prohibit or discourage certain types of hostile takeover activities. In addition to these provisions and the provisions of our articles of incorporation and by-laws, Federal law requires the Federal Reserve Board's approval prior to acquisition of "control" of a bank holding company. All of these provisions may have the effect of delaying or preventing a change in control at the company level without action by our shareholders, and therefore, could adversely affect the price of our common stock.

OUR ABILITY TO PAY DIVIDENDS IS LIMITED BY LAW AND CONTRACT.

     We are a holding company and substantially all of our assets are held by our bank. Our ability to continue to make dividend payments to our shareholders will depend primarily on available cash resources at the holding company and dividends from our bank. Dividend payments or extensions of credit from our bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over our bank. The ability of our bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. We are also prohibited from paying dividends on our common stock if the required payments on our subordinated debentures have not been made. We cannot assure you that our bank will be able to pay dividends to us in the future.

     We have paid stock dividends as well as cash dividends on our common stock. While we expect to continue paying stock and cash dividends, there is no assurance that we will continue to do so.

THERE IS A LIMITED TRADING MARKET FOR OUR COMMON STOCK.

     The price of our common stock has been, and will likely continue to be, subject to fluctuations based on, among other things, economic and market conditions for bank holding companies and the stock market in general, as well as changes in investor perceptions of our company. The issuance of new shares of our common stock also may affect the market for our common stock.

     Our common stock is traded on the NASDAQ Global Market under the symbol "CCBD." The development and maintenance of an active public trading market depends upon the existence of wiling buyers and sellers, the presence of which is beyond our control. While we are a publicly-traded company, the volume of trading activity in our stock is still relatively limited. Even if a more active market develops, there can be no

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

assurance that such a market price will continue, or that our shareholders will be able to sell their shares at or above the offering price.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     None

ITEM 2. DESCRIPTION OF PROPERTY

     The Corporation owns two facilities, one being the original main office branch facility and the other being the corporate and bank headquarters located in downtown business district of Mount Clemens, Michigan. The main office location contains a full service branch and IT operations. The newly constructed headquarters building that was completed in April 2005, contains the administrative office staff and executives of the Corporation and Bank, including commercial lending, trust, wealth management and the mortgage company operations. The Corporation leases two full service branch locations located in Rochester Hills and Grosse Pointe, Michigan. The Rochester Hills branch lease has 7 years remaining on its initial term, with a 10 year renewal option. The Grosse Pointe branch location opened in June 2006 with a 10 year lease and a 10 year renewal option. The mortgage company, a subsidiary of the Corporation and the Bank, has a loan production office located in Mount Clemens, to serve the Detroit metropolitan areas. Additionally, the mortgage company operates offices in Merrillville, Indiana, Rockford, Illinois and Raleigh, North Carolina with short-term leases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The information shown under the caption "Stockholder Information" and "Stockholder Return Performance Presentation" on page 62 of the Stockholder Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference. See Part III, Item 12 of this Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

     STOCK REPURCHASES

     The following table sets forth information about the Corporation's purchases of its outstanding Common Stock during the quarter ended December 31, 2006.

                                                                                             MAXIMUM NUMBER
                                                                                            (OR APPROXIMATE
                                                                                             DOLLAR VALUE)
                                                                                               OF SHARES
                                                                         TOTAL NUMBER OF      (OR UNITS)
                                                            AVERAGE     SHARES (OR UNITS)    THAT MAY YET
                                                             PRICE        PURCHASED AS       BE PURCHASED
                                        TOTAL NUMBER OF       PAID      PART OF PUBLICLY       UNDER THE
                                       SHARES (OR UNITS)   PER SHARE   ANNOUNCED PLANS OR      PLANS OR
               PERIOD                    PURCHASED (1)     (OR UNIT)       PROGRAMS(2)        PROGRAMS(2)
               ------                  -----------------   ---------   ------------------   ---------------
October 1, 2006 - October 31, 2006           12,500          $11.65          27,500             165,387
November 1, 2006 - November 30, 2006             --              --          27,500             165,387
December 1, 2006 - December 31, 2006          2,600          $11.61          30,100             162,787
Total

(1) Of these shares, no shares were purchased other than through a publicly announced program.

(2) On September 20, 2006, the Corporation announced its attention to repurchase up to 5%, totaling 192,887 shares, of its outstanding shares in the open market or privately negotiated transactions. No stock repurchase plans or programs expired or were terminated by the Corporation during the quarter.

ITEM 6. SELECTED FINANCIAL DATA

     The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 43 and 44 of the Stockholder report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 41 to 58 of the Stockholder Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 59 to 61 of the Stockholder report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information presented under the captions "Consolidated Balance Sheet," "Consolidated Statement of Income," "Consolidated Statement of Comprehensive Income," "Consolidated Statement of Changes in

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

Stockholders' Equity," "Consolidated Statement of Cash Flow," and "Notes to Consolidated Financial Statements," on pages 1 through 40 of the Stockholder Report filed as Exhibit 13 to this Form 10-K, as well as the Report of Independent Registered Public Accounting Firm of Plante & Moran, PLLC, dated March 7, 2007, included in the Stockholder Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2006, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Principal Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     DIRECTORS. The information presented under the caption "Election of Directors - Information about Directors and Nominees as Directors" in the Proxy Statement of the Corporation for its Annual Meeting of Stockholders to be held on April 17, 2007, (the "Proxy Statement"), a copy of which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.

     EXECUTIVE OFFICERS. Information concerning Executive Officers of the Corporation is presented under the caption "Executive Officers" in Part I of this Form 10-K and is incorporated herein by reference.

     AUDIT COMMITTEE FINANCIAL EXPERT. Information concerning the Corporation's "audit committee financial expert" is presented under the caption "Board Meetings, Board Committees and Corporate Governance Matters - 'Independent' Directors" in the Proxy Statement and is incorporated herein by reference.

     COMPLIANCE WITH SECTION 16(A). Based solely on our review of copies of reports filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended or written representations from persons required filing such reports, we believe that all filings required to be made were timely made in accordance with the requirements of the Securities Exchange Act of 1934.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

     CODE OF ETHICS. We have adopted a written Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of the Corporation's Code of Business Conduct and Ethics was filed with the SEC as Exhibit 14 to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2003 and is posted on the shareholder relations section of our our web site at www.communitycentralbank.com.

ITEM 11. EXECUTIVE COMPENSATION.

     The information presented under the captions "Executive Compensation," "Post-Termination Payments," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation" and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information presented under the captions "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

     The following table provides information as of December 31, 2006 with respect to shares of Corporation's common stock that may be issued under our existing equity compensation plans and arrangements, which include the Corporation's 1996 Employee Stock Option Plan, 1999 Stock Option Plan for Directors, 2000 Employee Stock Option Plan and 2002 Incentive Plan, as amended. Each of these plans has been approved by the Corporation's stockholders and filed with the SEC. All amounts in the table have been adjusted to the three 5% stock dividends paid by the Corporation to its stockholders in 2006, 2005 and 2004.

                                                                                        NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE FOR
                                                                                       FUTURE ISSUANCE UNDER
                                     NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                     BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       PLANS. (EXCLUDING
                                      OF OUTSTANDING OPTION,   OUTSTANDING OPTIONS,     SECURITIES REFLECTED
                                       WARRANTS AND RIGHTS.    WARRANTS AND RIGHTS.       IN COLUMN (A)).
PLAN CATEGORY                                  (A)                      (B)                     (C)
-------------                        -----------------------   --------------------   -----------------------
Equity Compensation plans approved
by security holders                          314,545                   $9.38                  127,207
Equity compensation plans not
approved by security holders                   None                    None                     None
                                             -------                   -----                  -------
Total                                        314,545                   $9.38                  127,207
                                             =======                   =====                  =======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

     The information presented under the captions "Board Meetings, Board Committees and Corporate Governance Matters" and "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information presented under the caption "Selection and Relationship with Independent Auditor" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

(a)(1) Financial Statements. The following financial statements and reports of Independent Registered Public Accounting Firm of Community Central Bank Corporation are filed as part of this report:

         Reports of Independent Registered Public Accounting Firm dated March 7, 2007 Consolidated Balance Sheet - December 31, 2006 and 2005 Consolidated Statement of Income for each of the three years in the period ended December 31, 2006

         Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 2006 Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2006 Consolidated Statement of Cash Flow for each of the three years in the period ended December 31, 2006 Notes to Consolidated Financial Statements, the financial statements, the notes to financial statements, and the report of independent registered public accounting firm listed above are incorporated by reference in
         Item 8 of this report.

(a)(2)   Financial Statement Schedules

         Not applicable.

(a)(3)   See Exhibits below

(B) EXHIBITS

         The exhibits to this report on Form 10-K are listed below.

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

10.6 Community Central Bank Supplemental Executive Retirement Plan, as amended, and Individual Participant Agreements.

10.7 Community Central Bank Death Benefit Plan, as amended, and form of individual participant agreements.

10.8     Form of Incentive Stock Option Agreement incorporated by reference to
         Exhibit 99.1 of the Corporation's Current Report on Form 8-K filed on March 25, 2005. (SEC File No. 000-33373)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

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

23       Consent of Independent Registered Public Accounting Firm

31.1     Rule 13a - 14(a) Certification (Chief Executive Officer)

31.2     Rule 13a - 14(a) Certification (Chief Financial Officer)

32       Rule 1350 Certifications

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007:

                                        COMMUNITY CENTRAL BANK CORPORATION


                                        /S/ DAVID A. WIDLAK
                                        ----------------------------------------
                                        David A. Widlak; President and
                                        Chief Executive Officer
                                        (Duly authorized officer)

     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 30, 2007:


/S/ GEBRAN S. ANTON                     /S/ JOSEPH F. JEANNETTE
-------------------------------------   ----------------------------------------
Gebran S. Anton; Director               Joseph F. Jeannette; Director


/S/ JOSEPH CATENACCI                    /S/ DEAN S. PETITPREN
-------------------------------------   ----------------------------------------
Joseph Catenacci; Director              Dean S. Petitpren; Chairman and Director


/S/ SALVATORE COTTONE                   /S/ RONALD R. REED
-------------------------------------   ----------------------------------------
Salvatore Cottone; Director             Ronald R. Reed; Vice-Chairman and
                                        Director


/S/ CELESTINA GILES                     /S/ JOHN W. STROH, III
-------------------------------------   ----------------------------------------
Celestina Giles; Director               John W. Stroh, III; Director


/S/ BOBBY L. HILL                       /S/ DAVID A. WIDLAK
-------------------------------------   ----------------------------------------
Bobby L. Hill; Director                 David A. Widlak; President and Chief
                                        Executive Officer and Director
                                        (principal executive officer)


/S/ RAY T. COLONIUS
-------------------------------------
Ray T. Colonius, CFO and Treasurer
(principal financial and accounting
officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                         EXHIBIT DESCRIPTION
--------------                         -------------------
     10.6        Community Central Bank Supplemental Executive Retirement Plan,
                 as amended, and Individual Participant Agreements.

     10.7        Community Central Bank Death Benefit Plan, as amended, and
                 Individual Participant Agreements.

     11          Computation of Per Share Earnings

     13          2006 Stockholder Report. Except for the portions of the 2006
                 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2006 Stockholder Report of the Corporation shall not be deemed filed as a part hereof.

     23          Consent of Independent Registered Public Accounting Firm

     31.1        Rule 13a - 14(a) Certification (Chief Executive Officer)

     31.2        Rule 13a - 14(a) Certification (Chief Financial Officer)

     32          Rule 1350 Certification