Form 10-Q
period 2007-03-31
COMMUNITY CENTRAL BANK CORP
filed 2007-05-14
CIK 1014133

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended March 31, 2007

                         Commission File No. 000-33373

                       COMMUNITY CENTRAL BANK CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Michigan                               38-3291744
---------------------------------------  ------------------------------------
     (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)

          100 North Main Street, PO Box 7, Mount Clemens, MI 48046-0007
          --------------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (586) 783-4500
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes [X]     No[]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act . (Check
One):
    Large accelerated filer [] Accelerated filer [] Non-accelerated filer [X]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                          Outstanding at May 11, 2007
-------------------------------------  -----------------------------------------
         Common Stock                               3,705,494 Shares

================================================================================

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                     March 31,      December 31,
                                                       2007            2006
                                                    (Unaudited)
                                                   -------------   -------------
                                                           (In thousands)
Assets
Cash and due from banks                            $       9,741   $      11,026
Federal funds sold                                        22,100          13,700
                                                   -------------   -------------
   Cash and Cash Equivalents                              31,841          24,726
                                                   -------------   -------------

Trading securities at fair value option                   26,642              --
Securities available for sale, at fair value              63,241          80,916
Securities held to maturity, at amortized cost             1,022           1,017
FHLB stock                                                 4,540           4,540
Residential mortgage loans held for sale                   3,932           3,441

Loans
   Commercial real estate                                239,048         236,399
   Commercial and industrial                              29,288          28,393
   Residential real estate                                68,391          72,517
   Home equity lines of credit                            17,760          17,614
   Consumer loans                                         11,071          11,666
   Credit card loans                                         629             693
                                                   -------------   -------------
   Total Loans                                           366,187         367,282
Allowance for credit losses                               (3,709)         (3,815)

                                                   -------------   -------------
   Net Loans                                             362,478         363,467

                                                   -------------   -------------

Net property and equipment                                 9,008           9,225
Accrued interest receivable                                2,689           2,599
Other real estate                                            108             108
Goodwill                                                   1,381           1,381
Intangible assets, net of amortization                       135             145
Cash surrender value of Bank Owned Life insurance         10,273          10,163
Other assets                                               3,632           3,300

                                                   -------------   -------------
   Total Assets                                    $     520,922   $     505,028
                                                   =============   =============

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED BALANCE SHEETS

                                                      March 31,       December 31,
                                                       2007              2006
                                                    (Unaudited)
                                                  ---------------   --------------
                                                  (In thousands, except share data)
Liabilities

Deposits
   Noninterest bearing demand deposits            $        34,361   $       33,331
   NOW and money market accounts                           62,663           59,339
   Savings deposits                                        13,999           10,569
   Time deposits                                          230,391          252,617
                                                  ---------------   --------------
   Total deposits                                         341,414          355,856

                                                  ---------------   --------------

Repurchase agreements and fed funds purchased              31,522           15,688
Federal Home Loan Bank advances ($15.8 million
   at fair value)                                          80,353           83,528
Accrued interest payable                                    1,191            1,257
Other liabilities                                           1,498            1,629
ESOP note payable                                              79               95
Subordinated debentures (all instruments at
   fair value)                                             28,814           10,310

                                                  ---------------   --------------
   Total Liabilities                                      484,871          468,363
                                                  ---------------   --------------
Stockholders' Equity
   Common stock -- 9,000,000 shares authorized;
     3, 741,594 shares issued and outstanding at
     3-31-2007 and 3,829,758 at 12-31-2006                 32,227           33,220
   Retained earnings                                        4,314            4,303
   Unearned employee benefit                                  (79)             (95)
   Accumulated other comprehensive (loss) income             (411)            (763)

                                                  ---------------   --------------
   Total Stockholders' Equity                              36,051           36,665
                                                  ---------------   --------------
Total Liabilities and Stockholders' Equity        $       520,922   $      505,028
                                                  ===============   ==============

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                            2007              2006
                                                     -----------------   -----------------
                                                     (In thousands, except per share data)
Interest Income
   Loans (including fees)                            $           6,852   $           6,028
   Taxable securities                                              667                 771
   Tax exempt securities                                           334                 278
   Federal funds sold                                              255                  37

                                                     -----------------   -----------------
   Total Interest Income                                         8,108               7,114
                                                     -----------------   -----------------
Interest Expense
   Deposits                                                      3,720               2,700
   Repurchase agreements and fed funds purchased                   160                  93
   Federal Home Loan Bank advances                                 921                 959
   ESOP loan interest expense                                        2                   3
   Subordinated debentures                                         394                 215
                                                     -----------------   -----------------
   Total Interest Expense                                        5,197               3,970
                                                     -----------------   -----------------
   Net Interest Income                                           2,911               3,144
Provision for loan losses                                           50                  50

                                                     -----------------   -----------------
   Net Interest Income after Provision                           2,861               3,094
                                                     -----------------   -----------------
Noninterest Income
   Fiduciary income                                                 87                  67
   Deposit service charges                                          88                  82
   Net realized security gain                                       --                  --
   Fair Value Option - SFAS 159                                    228                  --
   Mortgage banking income                                         754                 854
   Other income                                                    261                 199

                                                     -----------------   -----------------
   Total Noninterest Income                                      1,418               1,202
                                                     -----------------   -----------------
Noninterest Expense
   Salaries, benefits, and payroll taxes                         2,143               2,105
   Premises and fixed asset expense                                452                 466
   Other operating expense                                         865                 845

                                                     -----------------   -----------------
Total Noninterest Expense                                        3,460               3,416
                                                     -----------------   -----------------
   Income Before Taxes                                             819                 880
Provision for income taxes                                         161                 177

                                                     -----------------   -----------------
   Net Income                                        $             658   $             703
                                                     =================   =================

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Per share data*:

   Basic earnings                $  0.17   $  0.18

   Diluted earnings              $  0.16   $  0.17

   Cash Dividends                $  0.06   $  0.06

--------------
* Per share data has been retroactively adjusted for stock dividends.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                          2007         2006
                                                       ----------   ----------
                                                           (In thousands)

Net Income as Reported                                 $      658   $      703

Other Comprehensive Income, Net of Tax
   Change in unrealized (loss) gain on securities
     available for sale                                        57         (128)
                                                       ----------   ----------

Comprehensive Income                                   $      715   $      575
                                                       ==========   ==========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                          Three Months Ended March 31,
                                                                             2007            2006
                                                                         ------------    ------------
                                                                                (In thousands)
Operating Activities
   Net income                                                            $        658    $        703
   Adjustments to reconcile net income to net cash flow
     from operating activities:
    Net amortization of security premium                                           48              52
    Net gain on financial instrument at fair value                               (228)             --
    Provision for loan losses                                                      50              50
    Depreciation expense                                                          178             166
    Deferred income tax (benefit) expense                                        (103)            169
    ESOP compensation expense                                                      16              13
    SFAS 123R stock option expense                                                  7               6
    (Increase) decrease in accrued interest receivable                            (90)           (227)
     (Increase) decrease in other assets                                         (557)            (22)
    (Increase) decrease in accrued interest payable                               (66)            164
    Increase in other liabilities                                                (131)            (86)
    Increase (decrease) in loans held for sale                                   (491)            807
                                                                         ------------    ------------
   Net Cash (Used in) Provided by Operating Activities                           (709)          1,795

Investing Activities
   Maturities, calls, sales and prepayments of securities available
     for sale                                                                   3,007           2,572
   Purchase of securities available for sale                                  (11,875)        (10,767)
   Maturities, calls, and prepayments of held to maturity securities               --              17
   Purchases of held to maturity securities                                        10            (200)
   Increase in loans                                                              939         (17,744)
   Purchases of property and equipment                                             39            (190)
                                                                         ------------    ------------
   Net Cash Used in Investing Activities                                       (7,880)        (26,312)

Financing Activities
   Net increase (decrease) in demand and savings deposits                       7,784              12
   Net increase (decrease) in time deposits                                   (22,226)         18,812
   Net increase (decrease) in borrowings                                       15,834            (859)
   Issuance of subordinated debentures                                         18,557           4,001
   Repayment of FHLB advances                                                  (3,000)             --
   Payment of ESOP debt                                                           (16)            (13)
   Stock options exercise                                                          12              46
   Cash dividends paid                                                           (229)           (221)
   Repurchase of common stock                                                  (1,012)             --
                                                                         ------------    ------------
   Net Cash Provided by Financing Activities                                   15,704          21,778
                                                                         ------------    ------------
Increase (decrease) in Cash and Cash Equivalents                                7,115          (2,739)
Cash and Cash Equivalents at the Beginning of the Year                         24,726          11,000
                                                                         ------------    ------------
Cash and Cash Equivalents at the End of the Period                       $     31,841    $      8,261
                                                                         ============    ============
Supplemental Disclosure of Cash Flow Information:

   Interest Paid                                                         $      5,263    $      3,806
   Federal Taxes Paid                                                    $         --    $         --

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

     The Corporation's Consolidated Balance Sheets are presented as of March 31, 2007 and December 31, 2006, and Consolidated Statements of Income and Comprehensive Income for the three month periods ended March 31, 2007 and 2006, and Consolidated Statements of Cash Flow for the three months ended March 31, 2007 and 2006. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

     On February 13, 2007, Community Central Bank Corporation issued $18.0 million aggregate liquidation amount of cumulative trust preferred securities through Community Central Capital Trust II, a statutory trust formed by the Corporation for the purpose of issuing the securities (the "Trust II Securities"). The Trust II securities have a fixed interest rate of 6.71% per annum through March 6, 2017, and thereafter will have a floating interest rate equal to 90-day LIBOR plus 1.65%. The Trust II Securities are redeemable, at the Corporation's option, in whole or in part, at par, beginning March 6, 2017, and if not sooner redeemed, mature on March 6, 2037. The Trust II Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

     The Corporation anticipates the redemption of the $10.0 million aggregate liquidation amount of cumulative subordinated debentures issued by Community Central Capital Trust I, which may be redeemed at par on or after June 30, 2007. The Corporation intends to use the remaining proceeds of the sale of the Trust II securities for general corporate purposes.

4. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Sharebased Payment, (SFAS 123R), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. As required by SFAS 123R, as with SFAS 123, the Corporation is required to estimate the fair value of all stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. The provisions of this statement were effective for the Corporation beginning January 1, 2006.

     The Corporation did not issue options during the first quarter of 2007 and 2006. The total amount of options outstanding at March 31, 2007 was 328,936 shares, adjusted for the announced stock dividend, at a weighted average exercise price of $8.93 per share. During the first quarter of 2007, 1,273 options were exercised at an exercise price of $8.89 per share. During the first quarter of 2007, using the Black Scholes option-pricing model, the Corporation recognized compensation cost of $7,000 for the options vesting in the first quarter of 2007 based on the fair market value of the grant date. The net income and earnings per share for the first quarter of 2006, on a pro forma basis, are disclosed for comparison below.

                                                                       Three Months Ended
                                                                            March 31,
                                                                     2007                2006
                                                               ----------------    ----------------
                                                               (In thousands, except per share data)
Net income, as reported                                        $            658    $            703
Add:  Stock-based employee compensation expense,
   net of related tax effects, included in reported net
   income                                                                     7                   6
Deduct:  Total stock-based employee and director
   compensation expense under fair value based
   methods of awards, net of related tax effects                             (7)                 (6)
                                                               ----------------    ----------------
Pro forma net income                                           $            658    $            703
                                                               ================    ================
Earnings per share

   Basic - as reported                                         $           0.17    $           0.18
   Basic - pro forma                                           $           0.17    $           0.18

   Diluted - as reported                                       $           0.16    $           0.17
   Diluted - pro forma                                         $           0.16    $           0.17

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

5. In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159).

     The statement provides for an entity to adopt early and elect the fair value option for existing eligible items as of the beginning of a fiscal year that begins on or before November 15, 2007. The entity must also adopt all the requirements under SFAS 157, the Fair Value Measurement. As a result of the Corporation's adoptions, certain financial instruments were valued at a fair value classification. The adoption of the fair value standards had a net positive after tax impact of approximately $150,000 on first quarter earnings. The cumulative reduction to opening retained earnings from adopting these standards was approximately $420,000. Partially offsetting the total net charge to retained earnings was the increase in capital from the reversal of other comprehensive income from the transfer of the unrealized losses on available for sale securities which had an affect of an increase in capital of $295,000. Therefore, the total net after tax decrease in stockholder's equity was $125,000 from the early adoption of SFAS 159 and concurrent adoption of SFAS 157.

     The following table shows the balance sheet effect of the early adoption of SFAS 159.

                                                 Balance Sheet          Net                 Balance Sheet
                                                 1/1/07 prior        adjustment             1/1/07 after
Description                                       to adoption       upon adoption       after adoption of FVO
---------------------------------------------   ---------------    ---------------    -------------------------
                                                                  (in thousands of dollars)
Securities                                               27,024               (447)                      26,577
Federal Home Loan Bank Advances                         (16,000)               247                      (15,753)
Subordinated Debentures (a)                             (10,055)              (437)                     (10,492)
                                                ---------------    ---------------    -------------------------
Pretax cumulative effect of SFAS 159                                          (637)
Increase in deferred tax asset                                                 217
                                                                   ---------------
Cumulative effect of adoption of SFAS 159
   (charged to retained earnings)                                              420
                                                                   ===============

----------------
(a) The carrying amount includes $255,000 in unamortized deferred issuance costs on the subordinated debenture from the issuance of the Community Central Capital Trust I. As a result of the early adoption of SFAS 159 the difference between the carrying amount and the fair value was removed and included in the cumulative effect adjustment above.

Management has elected the fair value option based on the following reasons for each of the eligible items or group of similar eligible items.

Investment Securities and FHLB Advances:

The election of SFAS 159 and SFAS 157 treatment for existing eligible investment securities was based on multiple factors which included the desire to utilize the Federal Home Loan Bank advance portfolio to offset volatility with the investment portfolio. Approximately $27.0 million of investment securities were selected for early adoption of SFAS 159 based primarily on the relatively short overall duration in the selected instruments. The overall effective duration of the instruments was 1.8 years based on current market interest rates. Many of the instruments have early call provisions, which based on current interest rate expectations have a high degree of probability to be called. Some instruments have been pre-refunded with certainty of maturity expected. The investments selected are primarily comprised of agency debentures and short callable bank qualified tax exempt municipal bonds. The selected securities will be categorized under trading portfolio status. Management believes that it has more options

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

of balance sheet management under the fair value option, including the management of volatility caused by the embedded options within these instruments. The short overall duration of the selected instruments, coupled with the utilization of FHLB advances as an attempt to hedge the risk, should mitigate large swings in fair values that will be recorded in the income statement as part of adoption of SFAS 159 and SFAS 157. Management cannot predict future interest rates and is reliant on forecasts and models to make decisions regarding interest rate and fair value risk.

The election of SFAS 159 treatment for the selected FHLB advances was based on managements' choice to provide a natural hedge against the securities selected under SFAS 159. The FHLB advances were selected for the fair value option based on the maturity ranges within the FHLB portfolio of advances. All maturities within 18 months from the early adoption date of January 1, 2007 were selected regardless of the instruments interest rates. The selected FHLB advances had a net unrealized gain position as of January 1, 2007 and March 31, 2007 and were selected solely as a natural balance sheet hedge for the investment portfolio elected under SFAS 159. The decrease in the unrealized loss position of the selected investments and the income recognized under SFAS 159 for the first three months of 2007 was completely offset by a corresponding decrease in unrealized gains within the selected FHLB advances. Management will review the selected instruments and should changes with overall market interest rates, the treasury yield curve, or the structure of the investments including the embedded call options change, it may require management to acquire additional hedges which may necessitate an off balance sheet interest rate swap or similar hedge or require the election of a new balance sheet instrument and would be accounted for under SFAS 159. Additionally, should management and the ALCO committee, believe other balance sheet strategies will better position the Bank and Corporation, other transactions could be considered including the sale of investments classified under trading status. Management has no intent to extinguish any FHLB advances as they represent interest rates which are lower than current equivalent market rates. It is the intent of management for the foreseeable future to utilize fair value option on selected investment securities, or like kind dollars on disposal.

Subordinated Debentures:

Management elected the fair value option for both its subordinated debentures. Management considers the subordinated debentures a critical component for future growth and wishes to utilize interest rate swaps to hedge the risk of this longer term liability and critical form of regulatory capital. Under SFAS 159, hedge accounting has become less complex and therefore available to a community bank with limited resources. The subordinated debenture for $10.3 million that was issued in June 2002 and maturing June 2032, callable June 30, 2007, was an eligible instrument for the early adoption of the fair value option as of January 1, 2007. The pretax accumulated adjustment from the recognition of fair value on this instrument was $447,000. The carrying amount of the instrument included $255,000 in unamortized deferred issuance costs on the subordinated debenture which is included in the aforementioned pretax adjustment. Management has elected the fair value option on the subordinated debenture which was issued on February 13, 2007 for $18.6 million. Additionally, an interest rate swap for a like kind notional value has been secured to reduce any volatility associated with the recognition of the fair value option under SFAS 159. The pretax income recognized during the first quarter of 2007 from the election of the subordinated debentures under SFAS 159 was $235,000 with the majority of this income resulting from the recognition of an increase in fair value on the new $18.6 million debenture. The debenture carries an interest rate fixed for 10 years at 6.71%, and was originally based on a ten year treasury interest rate swap of 5.06%, plus 165 basis points and was prior to the settlement of the interest rate swap hedging market fluctuations.

Any reductions in overall carrying costs, aside from changes in fair value, occurring on any financial asset or liability measured under SFAS 157 and SFAS 159 during the first quarter of 2007 was the result of normal pay downs, maturities and calls of the various financial instruments. No instruments recorded under SFAS 159 were sold during the first quarter of 2007 and through the time of reporting the Corporation's 10-Q. Management has the intent to utilize the fair value option on selected financial assets and liability on a go forward basis.

The adoption of SFAS 159 resulted in recognition of $228,000 in other net gains recorded in the noninterest income portion of the Consolidated Statement of Income. The gains were the result of net increases in fair value of selected financial asset and liability instruments connected with the adoption of the fair value standards. The valuations of the instruments measured under Fair Value Measurement SFAS 157 for the first quarter of 2007 were measured under a market approach using matrix pricing investment for investment securities and the income approach using observable data for the liabilities reported under the Fair Value Option SFAS 159. The inputs were observable for the assets and liabilities interest rate on commonly quoted intervals based on similar assets and liabilities.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The table below contains the fair value measurement at March 31, 2007 using the identified valuations. Additionally, the changes in fair value for the three month period ended March 31, 2007 for items measured at fair value pursuant to election of the fair value option.

                                                                                                  Changes in Fair value for
                                                                                                     three months ended
                                                                                                    March 31, 2007 measured
                                                                                                   At fair value pursuant to
                                                         Fair Value Measurement at                 Election of the fair value
                                                               March 31, 2007                               Option
                                                --------------------------------------------    ------------------------------
                                                   Fair Value             Significant Other         Other Gains or Losses
                                                  Measurements           Observable Inputs           in noninterest income
Description                                         03/31/2007               (Level 2)                  pretax income
--------------------------------------------    --------------------    --------------------    ------------------------------
                                                                      (in thousands of dollars)

Trading Securities                                            26,577                  26,577                                65
Federal Home Loan Bank Advances                              (15,825)                (15,825)                              (72)
Subordinated Debentures                                      (28,814)                (28,814)                              235
                                                --------------------    --------------------    ------------------------------
                                                                                                                           228
                                                                                                ==============================

Interest income and interest expense of the respective financial instruments have been recorded in the consolidated statement of income based on the category of financial instrument.

The Corporation is not aware of any discernable change in instrument specific credit risk with no change reflected in earnings related to such risk.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at March 31, 2007 and December 31, 2006 and the results of operations for the three months ended March 31, 2007 and 2006. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

EXECUTIVE SUMMARY

Community Central Bank Corporation is the holding company for Community Central Bank (the "Bank") in Mount Clemens, Michigan. The Bank opened for business in October 1996 and serves businesses and consumers across Macomb, Oakland, St. Clair and Wayne counties with a full range of lending, deposit, trust, wealth management and Internet banking services. The Bank operates three full service facilities, in Mount Clemens, Rochester Hills and Grosse Pointe, Michigan. Community Central Mortgage Company, LLC, a subsidiary of the Corporation and Bank, operates locations servicing the Detroit metropolitan area, northwest Indiana, northern Illinois and Raleigh, North Carolina. River Place Trust and Community Central Wealth Management are divisions of Community Central Bank. Community Central Insurance Agency, LLC is a wholly owned subsidiary of Community Central Bank. The Corporation's common shares trade on The NASDAQ Global Market under the symbol "CCBD."

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

Our results of operations may also be affected by local and general economic conditions. The largest geographic segment of our customer base is in Macomb County, Michigan. The economic base of the County continues to diversify from the automotive service sector. This trend should lessen the impact on the County of future economic downturns in the automotive sector of the economy. Macomb County's proximity to major highways and affordable

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

housing has continued to spur economic growth in the area. Changes in the local economy may affect the demand for commercial loans and related small to medium business related products. This could have a significant impact on how the Corporation deploys earning assets. The competitive environment among other financial institutions and financial service providers and the Bank in the Macomb, Oakland, and Wayne and St. Clair counties of Michigan may affect the pricing levels of various deposit products. The impact of competitive rates on deposit products may increase the relative cost of funds for the Corporation and thus negatively impact net interest income.

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

Net interest income was $2.9 million during the first quarter of 2007, a decrease of $233,000 from the first quarter of 2006. Net interest margin for the first quarter of 2007 was 2.44%, or 2.59% on a tax equivalent basis, compared with 2.87%, or 3.00% on a tax equivalent basis for the first quarter of 2006. The increase in interest income produced by an increase in earning assets primarily federal funds and investment securities was more than offset by an increase in interest expense as a result of higher deposit funding costs in a highly competitive deposit-pricing environment. Additionally, the flat treasury yield curve produced an interest rate environment that results in lower incremental interest rate spreads on new loan and investment growth.

Net income for the first quarter of 2007 was also affected by expansion and operational costs related to the new wealth and trust management divisions. The trust division of the Bank was formed on June 30, 2005, when the Corporation completed its acquisition and merger with River Place Financial Corp. William A. Penner, CEO of River Place, became the President of the Bank's newly created trust division at the time of the acquisition. In early 2006, two executives were recruited to head the trust and newly created wealth management divisions. Mr. Penner retired from the Bank effective December 31, 2006. The Corporation continues to focus on expanding this area of its banking operations and expects the trust and wealth management divisions to provide increased fee income from future operations.

In early June of 2006, the Bank opened on full service branch located in Grosse Pointe Farms, Michigan. Grosse Pointe Farms, Michigan is an upscale, suburban community on the shores of Lake St. Clair in southeastern Michigan. The Bank has appointed a regional President for the Grosse Pointe region who is a veteran banker who has ties to the local community. The branch facility is staffed with a branch manager and customer service representatives, as well as a commercial loan officer. The upscale demographics of the surrounding area appear to be well suited for establishing new relationships for trust and wealth management.

The Corporation continued to experience a compression in net interest margin during 2007 compared with 2006. This was the result of competitive pricing pressure in both loans and deposit generation. Additionally, the continuation of a flat treasury yield curve has resulted in overall lower interest rate spreads than in other reporting periods.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ASSETS

At March 31, 2007, the Corporation's total assets were $521.2 million, an increase of $15.9 million, or 3.1%, from December 31, 2006. The largest segment of asset growth for the three months ended March 31, 2007, occurred in federal funds and investment securities available for sale, as loans decreased $1.1 million for the first quarter of 2007.

Commercial loan growth of $3.5 million during the first quarter of 2007 was adversely effected by large loan payoffs. Residential mortgage loans decreased $4.1 million during the quarter, as a result of, the Corporation's strategic plan to change the relative loan mix by reducing the portion of lower yielding residential mortgages and increasing the relative mix of higher yielding commercial loans. The residential mortgage portfolio was $68.4 million at March 31, 2007, a decrease of $4.1 million from December 31, 2006. Most of the residential mortgage portfolio is comprised of adjustable rate mortgages, which represented $45.4 million, or 66.4%, of the total residential portfolio. Those residential mortgage loans the Corporation considered to be held for investment in the residential portfolio comprise both banking relationships and other attributes deemed to match with the Corporation's interest rate risk profile. The home equity lines of credit ("HELOC") comprised $17.8 million at March 31, 2007, which was an increase of $146,000 from December 31, 2006. This portfolio product is tied to Wall Street Journal prime interest rate. These loans are fully secured by real estate and are generally originated with loan to values (including prior liens) up to 95% of the appraised value of the real estate. The consumer portfolio ended March 31, 2007 at $11.1 million, which was a decrease of $595,000, primarily from pay downs in the portfolio. The largest portion of the installment loan portfolio comprises loans for marine craft. The Corporation's geographic proximity to Lake St. Clair and the lending experience in this area have been contributors to this segment of the portfolio. At March 31, 2007, loans for marine craft comprised approximately $9.4 million, or 84.8% of the installment portfolio and 2.6% of total loans. Credit card loans totaled $629,000 at March 31, 2007, which was a decrease of $64,000 from December 31, 2006. The Corporation continues to book credit card loans as a customer accommodation and does not actively market this product.

Additionally, the Corporation had approximately $14.1 million in outstanding loans at March 31, 2007, to borrowers in the real estate rental and properties management industries, representing approximately 59.0% of the total commercial real estate portfolio.

The major components of the loan portfolio are as follows:

                                 March 31,     Percentage      December 31,    Percentage         Net            Net
                                  2007        of total loans      2006       of total loans      Change        Change %
                                ----------   ---------------   ----------   ---------------    ----------    ----------
                                            (in thousands, except percentages)
Loans held for sale:
   Residential real estate      $    3,932                                  $         3,441    $      491          14.3%
                                ==========   ===============   ==========   ===============    ==========    ==========
Loans held in the portfolio:
   Commercial real estate       $  239,048              65.3%  $  236,399              64.4%   $    2,649           1.1%
   Commercial and industrial        29,288               8.0       28,393               7.7           895           3.2
   Residential real estate          68,391              18.7       72,517              19.7        (4,126)         (5.7)
   Home equity lines                17,760               4.8       17,614               4.8           146           0.8
   Consumer loans                   11,071               3.0       11,666               3.2          (595)         (5.1)
   Credit cards                        629               0.2          693               0.2           (64)         (9.2)
                                ----------   ---------------   ----------   ---------------    ----------    ----------
                                $  366,187             100.0%  $  367,282             100.0%  ($    1,095)         (0.3%)
                                ==========   ===============   ==========   ===============    ==========    ==========

Total securities available for sale decreased $17.7 million from December 31, 2006 to $63.2 million at March 31, 2007. The decrease was attributable to the adoption of Financial Accounting Standards Fair Value Option SFAS 159. The Corporation reclassified a total of $27.0 million of available for sale securities as trading securities under SFAS 159. The average effective duration of the new trading portfolio approximated 1.8 years with a weighted average coupon rate of 4.54%. Management decided to classify the securities under SFAS 159 because of the characteristics of the instruments, which included the optionality and the ability of the Corporation to hedge the instruments utilizing above market value Federal Home Loan Bank advances. Furthermore, in adopting SFAS 159,

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

the Corporation will be able to, in the future, utilize the fair value option on off balance sheet hedges and account for the hedges in a manner which is less complex than was previously available under GAAP. Other reasons influencing management's decision to classify the selected instruments under SFAS 159 include overall ALCO strategies and the shape of the treasury yield curve and management expectations on short term interest rates. The trading portfolio is primarily comprised of $16.4 million of U.S. Agency debentures with an effective duration of 1.57 years. Other segments of the portfolio comprise $5.5 million in callable municipal bonds with an effective duration of 2.45 years, $4.0 million in collateralized mortgage obligations (CMOs) with an effective duration of 1.72 years. All of the CMOs held in the trading portfolio pass the FFIEC stress test with relatively short average lives under differing rate scenarios.

The available for sale portfolio, aside from the transfer of instruments transferred under SFAS 159 to trading portfolio status, increased $8.9 million from purchases of bank qualified municipal bonds, U.S. agency debentures and mortgage backed securities.

At March 31, 2007, the available for sale portfolio had net unrealized losses of $622,000 or approximately 0.98% of the aggregate portfolio. At December 31, 2006, the net unrealized losses in the available for sale portfolio ended at $1.2 million. The largest reason for the decline in unrealized losses for the three months ended March 31, 2007, was related to the adoption of SFAS 159 and the movement of $447,000 from the portion of unrealized gains as of January 1, 2007 which were recognized on an after tax basis under SFAS 115 as other comprehensive income to retained earnings under the early adoption rules of SFAS
159. The available for sale portfolio increased $65,000 in market value during the first quarter and was recognized as a gain under SFAS 159 fair value option recorded in other noninterest income. Offsetting the gain was a $72,000 decline in market value of the FHLB advances, which are being used to reduce the volatility of the instruments carried under SFAS 159. The Corporation has the intent and ability to hold the securities classified under available for sale for the foreseeable future and declines in the fair value is primarily due to increased market interest rates.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

A summary of nonperforming assets is as follows:

                                                           March 31,    December 31,
                                                             2007         2006
                                                         ------------   ------------
                                                            (Dollars in thousands)
Nonaccrual loans:
   Commercial real estate                                $      2,789   $      2,711
   Commercial and industrial                                      848            646
   Residential real estate                                        816             --
   Home equity lines                                              347             --
   Consumer loans                                                 108             --
   Credit cards                                                    --             --
                                                         ------------   ------------
Total nonaccrual loans                                          4,908          3,357

Accruing loans delinquent more than 90 days:
   Commercial real estate                                $         --     $       --
   Commercial and industrial                                       --             --
   Residential real estate                                         --            876
   Home equity lines                                               85            336
   Consumer loans                                                   9            160
   Credit cards                                                     5              1
                                                         ------------   ------------
Total accruing loans delinquent more than 90 days                  99          1,373
                                                         ------------   ------------
Total nonperforming loans                                       5,007          4,730

Other real estate owned
   Commercial real estate                                          --             --
   Residential real estate                                        108            108
                                                         ------------   ------------
Total other real estate owned                                     108            108
                                                         ------------   ------------
Total nonperforming assets                               $      5,115   $      4,838
                                                         ============   ============
Total nonperforming loans as a
   percentage of total loans                                     1.37%          1.29%
                                                         ============   ============
Total nonperforming assets as a percentage
   of total assets                                               0.98%          0.96%
                                                         ============   ============

At March 31, 2007, nonperforming loans, which represents nonaccruing loans and those loans past due 90 days or more and still accruing interest, totaled $ 5.0 million compared to $ 4.7 million at December 31, 2006, an increase of $ 277,000. Nonaccruing loans of $ 4.9 million increased $ 1.6 million from December 31, 2006. The increase in nonaccrual loans was primarily attributable to the movement of loans previously classified as accruing loans delinquent more than 90 days to nonaccrual loans in the loan categories of residential mortgages comprising $ 816,000, home equity lines of credit totaling $ 347,000 and other consumer loans of $ 108,000. These consumer based loans were placed into nonaccrual status based on regular evaluations of delinquent loans. A determination was made of the collectability of the accrued interest based on the borrower's ability to repay and real estate values, which have been declining in the Bank's geographic lending area as well as other collateral determinations.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table shows an analysis of the allowance for loans losses:

                                                     Three Months Ended     Year Ended
                                                          March 31,        December 31,
                                                           2007               2006
                                                    --------------------   ------------
                                                           (Dollars in thousands)
Balance as beginning of the period                  $              3,815   $      3,580
Charge-offs:
   Commercial real estate                                              4             --
   Commercial and industrial                                          20            248
   Residential real estate                                            --             21
   Home equity lines                                                  68             21
   Consumer loans                                                     64             40
   Credit cards                                                        3             13
                                                    --------------------   ------------
Total charge-offs                                   $                159   $        343
                                                    --------------------   ------------
Recoveries:
   Commercial real estate                                              1             --
   Commercial and industrial                                          --             14
   Residential real estate                                            --              8
   Home equity lines                                                   1             --
   Consumer loans                                                      1              5
   Credit cards                                                       --              1
                                                    --------------------   ------------
Total recoveries                                    $                  3   $         28
                                                    --------------------   ------------
Net charge-offs (recoveries)                                         156            315
                                                    --------------------   ------------
Provision charged to earnings                                         50            550
                                                    --------------------   ------------
Balance at end of the period                        $              3,709   $      3,815
                                                    ====================   ============

Net charge-offs (net recoveries) during the period
   to average loans outstanding during the period
   on an annualized basis                                           0.17%          0.09%

Allowance as a percentage of total portfolio loans                  1.01%          1.04%

The allowance for loan losses as a percentage of total loans remained relatively unchanged at March 31, 2007, compared to December 31, 2006. The Corporation performs a detailed quarterly review of the allowance for loan losses. The Corporation evaluates those loans classified as substandard, under its internal risk rating system, on an individual basis for impairment under SFAS 114. The level and allocation of the allowance is determined primarily on management's evaluation of collateral value, less the cost of disposal, for loans reviewed in this category. The remainder of the total loan portfolio is segmented into homogeneous loan pools with similar risk characteristics for evaluation under SFAS 5. The primary risk element considered by management regarding each consumer and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements concerning commercial and industrial loans and commercial real estate loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews existence of collateral and its value.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

LIABILITIES

Total deposits of $ 341.4 million decreased $ 14.4 million during the first quarter. The decrease was entirely due to a $ 22.2 million decrease in time deposits. The decrease in time deposits was due to maturities of higher cost brokered time deposits. Partially offsetting the decrease in time deposits was an increase of $ 7.8 million from December 31, 2006, in core deposits, representing checking, NOW, money market and savings accounts. Noninterest bearing demand deposits increased $ 1.0 million for the first three months of 2007. NOW accounts increased $ 534,000 during the same time period. Money market savings deposits totaled $ 48.0 million and increased $ 12.8 million from December 31, 2006. The growth in money market accounts was attributable to a new indexed money market product with a competitive interest rate tied to the six month treasury bill. Total savings accounts increased $ 3.4 million from seasonal fluctuations. Total time deposits under $ 100,000 decreased $ 1.0 million. The competitive rate environment amongst local financial institutions has made the Corporation decide in some cases not to raise the interest rate on the deposit product at the same frequency or level to match or exceed interest rates given by local financial institutions. The Corporation continues to see competitive deposit rates offered by local financial institutions within the geographic proximity of the Bank, which could have the affect of increasing the cost of funds to a level higher than management projects. The Corporation continues to utilize wholesale forms of funding earning assets through the Federal Home Loan Bank and brokered CDs to balance both interest rate risk and the overall cost of funds. Brokered and internet CDs are based on nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for CD products has intensified and the Bank has found this type of whole funding to often effectively compete with the rates offered for similar term retail CD products of local community and regional banks.

The major components of deposits are as follows:

                                 March 31,      Percentage        December 31,      Percentage          Net          Net
                                   2007     of total deposits        2006       of total deposits      Change      Change %
                                ----------  ------------------  --------------  ------------------   ----------   ----------
                                                       (Dollars in Thousands)
Noninterest bearing demand      $   34,361                10.1% $       33,331                 9.4%  $    1,030          3.1%
NOW accounts                        14,618                 4.3          14,084                 4.0          534          3.8
Money market accounts               48,045                14.1          45,255                12.7        2,790          6.2
Savings deposits                    13,999                 4.1          10,569                 3.0        3,430         32.5
Time deposits under $ 100,000       44,569                13.1          45,608                12.8       (1,039)        (2.3)
Time deposits $ 100,000 and
   over                            185,822                54.3         207,009                58.1      (21,187)       (10.2)
                                ----------  ------------------  --------------  ------------------   ----------   ----------

Total deposits                     341,414               100.0         355,856               100.0%     (14,442)        (4.1%)
                                ==========  ==================  ==============  ==================   ==========   ==========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Short term borrowings at March 31, 2007 consisted of short term FHLB advances of $ 10.9 million at fair value and securities sold with an agreement to repurchase them the following day of $ 12.5 million. Following are details of our short term borrowings for the dates indicated:

                                                      March 31,    December 31,
                                                        2007          2006
                                                    ------------   ------------
                                                      (Dollars in thousands)
Amount outstanding at end of period
  Short-term repurchase agreements                  $     12,522   $     15,688
  Short-term FHLB advances                          $     10,909   $     14,000

Weighted average interest rate on ending balance
  Short-term repurchase agreements                          3.15%          3.15%
  Short-term FHLB advances                                  3.54%          3.92%

Maximum amount outstanding at any month end
during the period
  Short-term repurchase agreements                  $     13,660   $     21,832
  Short-term FHLB advances                          $     11,000   $     26,700

During the first quarter of 2007, the Corporation borrowed $ 19 million in a wholesale structured repurchase agreement with an interest rate tied to the three month Libor rate, less 250 basis points adjusted quarterly, until March 3, 2008 when the borrowing changes to a fixed interest rate of 4.95% until March 2, 2017. The repurchase agreement is callable quarterly after March 2, 2008.

In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate mortgage instruments and investment securities. These advances are secured under a blanket security agreement by first mortgage loans and the pledging of certain securities. Long-term advances comprised 31 advances with maturities from April 2008 to June 2016.

FHLB advances outstanding at March 31, 2007 were as follows:

                                              Fair Value         Face Value        Average rate
                                           at end of period    of obligation     at end of period
                                          ------------------  ---------------   ------------------
                                                           (Dollars in thousands)
Short-term FHLB advances                  $           10,909  $        11,000                 3.54%
Long-term FHLB advances                               69,444           69,528                 4.74%
                                          ------------------  ---------------   ------------------
                                          $           80,353  $        80,528                 4.57%

The Corporation has elected early adoption of SFAS 159 for all FHLB advances maturing in 18 months from January 1, 2007, which represented $ 16 million in total. At March 31, 2007, the fair value adjustment of the selected advances was $ 175,000. The overall weighted yield of the FHLB advance was 3.60% at March 31, 2007. Management believes that the selected instruments will serve as a hedge for those securities recorded as trading from the transfer from available for sale under SFAS 159.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests providing for liability outflows and managing interest rate margins require continuous analysis to attempt to match the maturities and repricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by $ 50.9 million in available unsecured federal funds borrowing facilities, and a $ 150.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of March 31, 2007, unused commitments comprised $ 94.2 million. The Bank has $
164.7 million in time deposits coming due within the next twelve months from March 31, 2007, which includes brokered, internet and municipal time deposits. At March 31, 2007, the Bank had $ 95.9 million in brokered certificates of deposit, of which $ 46.1 million is due within one year or less. Additionally, at March 31, 2007, municipal time deposits and internet time deposits were $
43.7 million and $ 3.5 million, respectively. Municipal time deposits typically have maturities less than three months. $ 1.5 million of internet certificates of deposit mature in one year or less.

On February 20, 2007, the Corporation's Board of Directors declared the Corporation's twentieth consecutive quarterly cash dividend of $ 0.06 per common share, payable April 2, 2007, to shareholders of record March 1, 2007.

Following are selected capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                                     March 31,              December 31,         Minimum Ratio
                                                      2007                     2006               for Capital
                                             ----------------------   ----------------------        Adequacy          Ratio to be
                                              Capital       Ratio      Capital      Ratio          Purposes       "Well Capitalized"
                                             ----------  ----------   ----------  ----------   -----------------  -----------------
Total capital to risk-weighted assets
     Consolidated                            $   67,499       16.79%  $   49,693       12.65%                  4%                NA
     Bank only                                   47,723       11.91%      47,486       12.11%                  4%                10%

Tier I capital to risk-weighted assets
     Consolidated                            $   46,564       11.58%  $   45,878       11.68%                  8%                NA
     Bank only                                   44,015       10.98%      43,677       11.14%                  8%                 6%

Tier I capital to average assets
     Consolidated                            $   46,564        9.14%  $   45,878        9.01%                  4%                NA
     Bank only                                   44,015        8.66%      43,671        8.60%                  4%                 5%

Management believes that the current capital position as well as net income from operations, loan repayments and other sources of funds will be adequate to meet our short and long term liquidity needs.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table shows the changes in stockholders' equity for the three months ended March 31, 2007:

                                                                               Unearned    Accumulated Other
                                                      Common      Retained     Employee     Comprehensive        Total
                                                       Stock      Earnings     Benefits      Income/(Loss)       Equity
                                                    ----------   ----------   ----------   -----------------   ----------
Beginning balance, January 1, 2007                  $   33,220   $    4,303   ($      95)  ($            763)  $   36,665

Cumulative effect of adoption of SFAS 159                   --         (420)          --                  --         (420)
Cash dividend                                               --         (227)          --                  --         (227)
Stock option exercise                                       12           --           --                  --           12
SFAS 123R expensing of options                               7           --           --                  --            7
Net income                                                  --          658           --                  --          658
Release of ESOP shares                                      --           --           16                  --           16
Repurchase of common stock                              (1,012)          --           --                  --       (1,012)
Other comprehensive income                                  --           --           --                 352          352
                                                    ----------   ----------   ----------   -----------------   ----------
Balance March 31, 2007                              $   32,227   $    4,314   ($      79)  ($            411)  $   36,051
                                                    ==========   ==========   ==========   =================   ==========

Stockholder's equity was $ 36.1 million as of March 31, 2007. This was a decrease of $ 614,000 from December 31, 2006. The change in stockholder's equity was primarily attributable to the repurchase of common stock totaling $ 1.0 million. Also decreasing retained earnings was a cash dividend of $ 227,000. Additional decreases in stockholder's equity of $ 125,000 occurred from the $ 420,000 charge to retained earnings from the adoption of Financial Accounting Standards "Fair Value Option" SFAS 159. The charge to retained earnings represented the after tax net unrealized losses associated with the election of certain financial assets and liabilities recorded at fair value. Offsetting the total net charge to retained earnings was the increase in capital from the reversal of other comprehensive income from the transfer of the unrealized losses on available for sale securities which had an affect of an increase in capital of $ 295,000. This partial reason for the increase in accumulated other comprehensive income. Net income of $ 658,000 for the first quarter completely offset the decrease in retained earnings from the adoption of SFAS 159 and the first quarter cash dividend.

NET INTEREST INCOME

Net interest income for the first quarter of 2007 was $ 2.9 million, a decrease of 7.4% from the first quarter of 2006. The decrease was reflective of a 41 basis point decline in net interest margin to 2.59% over the same time period and a 7 basis point decrease from the fourth quarter of 2006. The net interest margin in the first quarter of 2007 was temporarily affected by excess liquidity, which was due in part to the Corporation's acquisition of the previously announced $ 18 million trust preferred issuance. Additionally, net interest margin for the first quarter of 2007, would have remained unchanged from the prior quarter except for the effect of recognition of interest income reversal on nonaccrual loans. The decrease in net interest margin was primarily the result of higher deposit funding costs in a highly competitive deposit pricing environment. Additionally, the flat treasury yield curve produced an interest rate environment that results in lower incremental interest rate spreads on new loan and investment growth. The increase in interest income for the first quarter of 2007 compared to the first quarter of 2006 was primarily due to higher average outstanding balances in the loan portfolio and higher yields in the investment portfolio. Increases in various categories of interest expense were primarily driven by increases in interest rates paid on deposits and other borrowings. The largest increase in interest expense was associated with time deposits. Increases in interest expense on time deposits contributed 71.4% of the overall increase in interest expense due to an increase in rate. Conversely, the increase in interest expense due to other borrowings was primarily due to increases in volume and secondarily due to increases in rates, as the duration of the FHLB advances is much longer than other categories of deposits and borrowed funds.

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

                                                            Three Months Ended
                                                          March 31, 2007 vs. 2006
                                                    ------------------------------------
                                                                   Increase (Decrease)
                                                                    Due to Changes In
                                                                 -----------------------
                                                       Total       Volume        Rate
                                                                  and Both
                                                    ----------   ----------   ----------
                                                              (In thousands)
Earning Assets - Interest Income
   Loans                                            $      218   $      213   $        5
   Securities, including trading                           (48)         (80)          32
   Federal funds sold                                      824          534          290

                                                    ----------   ----------   ----------

     Total                                                 994          667          327

                                                    ----------   ----------   ----------

Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                           405          217          188
   Savings deposits                                         22            8           14
   Time deposits                                           593           65          528
   FHLB advances and repurchase agreements                  29            9           20
   ESOP loan interest expense                               (1)          (1)          --
   Subordinated debentures                                 179          189          (10)
                                                    ----------   ----------   ----------

     Total                                               1,227          487          740
                                                    ----------   ----------   ----------
Net Interest Income                                 ($     233)  $      180   ($     413)
                                                    ==========   ==========   ==========

The average yield earned on interest earning assets for the first quarter of 2007 was 6.83% compared to 6.51% for the first quarter of 2006. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment for 2007 was 7.44% compared to 7.10% during the first quarter of 2006. The overall increase in the loan portfolio yield was partially due to the repricing of maturing fixed rate loans during the respective period. The commercial, commercial real estate and home equity line loans that repriced with prime interest rate changes totaled approximately $ 142 million at March 31, 2007.

The average rate paid on interest bearing liabilities for the first quarter of 2007 was 4.80% compared to 4.03% in the first quarter of 2006. The increase in average rate was due to the overall rate paid on interest bearing liabilities, primarily as a result of the increase in overall market interest rates. The rate paid on the total time deposit portfolio increased to 5.08% for the first quarter of 2007, from 4.18% for the same time period in 2006 and was driven by highly competitive interest rates paid among local financial institutions. The increase in the average rate for NOW and money market accounts for 2007 was primarily attributable to the introduction of a premium rate based NOW account, with the average rate moving to 3.94% during the first quarter of 2007 versus 1.99% in the first quarter of 2006. The average rate paid on savings also increased, moving to 2.63% for the first quarter of 2007 from 2.19% in the first quarter of 2006. The rate paid on FHLB advances and repurchase agreements increased only slightly to 4.31% in the first quarter of 2007 from 4.23% in the first quarter of 2006 and had the least yield movement of interest bearing liabilities. At March 31, 2007, the FHLB portfolio had a weighted average maturity of one year and an overall weighted average interest rate of 4.57%, which was 68 basis points below the current overnight federal funds rate. The average rate paid on the subordinated debenture increased in the first quarter of 2007 to 8.06% from 8.46%. The overall decrease in yield occurred from the addition of an $ 18.6 million new subordinated debenture in

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

February of 2007 with a lower interest rate at 6.71% fixed, than the other instrument which had a yield approximating 9.00% as its yield was 365 basis points over the three month Libor. The combined yield was lower than the yield of the Libor based debenture alone.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three month periods ended March 31, 2007 and 2006. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees. Effective January 1, 2006, the Corporation began calculating yields earned on interest earning assets and rates paid on interest bearing liabilities based on the actual number of days in the quarter. Previously, the Corporation calculated these yields using four equal quarterly periods. While these different methods of calculating yields and rates may have a slight effect on yields, rates, net interest margins and net interest rate spreads reported during the quarterly or year to date periods, it has no effect on yields, rates, net interest margins and net interest rate spreads reported on an annual basis. This change in methodology does not have a material impact on the yields, rates, net interest margin or net interest rate spreads in reported in prior periods; accordingly, this change was implemented prospectively and as such, prior periods have not been restated.

                                                                         Three Months Ended March 31,
                                                 ------------------------------------------------------------------------
                                                                 2007                               2006
                                                 ------------------------------------  ----------------------------------
                                                                             Average                            Average
                                                               Interest       Rate                 Interest      Rate
                                                   Average      Income/      Earned/    Average     Income/     Earned/
                                                   Balance      Expense      Paid       Balance     Expense      Paid
                                                 -----------  -----------  ----------  ---------  ----------  -----------
                                                                     (In thousands)
Assets
   Loans                                         $   373,426        6,852        7.44% $ 344,471       6,028         7.10%
   Securities                                         87,474        1,001        4.58     94,448       1,049         4.44
   Federal funds sold                                 20,076          255        5.15      3,342          37         4.49
                                                 -----------  -----------  ----------  ---------  ----------  -----------
Total Interest Earning Assets/

   Total Interest Income/Average Yield Earned        480,976        8,108        6.83    442,261       7,114         6.51
                                                 -----------  -----------  ----------  ---------  ----------  -----------
Cash and due from banks                                7,246                               7,639
All other assets                                      22,966                              20,487
                                                 -----------                           ---------
Total Assets                                     $   511,188                           $ 470,387
                                                 ===========                           =========
Liabilities and Equity

   NOW and money market accounts                 $    61,359          596        3.94  $  39,018         191         1.99
   Savings deposits                                   13,863           90        2.63     12,597          68         2.19
   Time deposits                                     242,056        3,034        5.08    237,000       2,441         4.18
   FHLB advances, repurchase agreements
     and fed funds purchased                         101,710        1,081        4.31    100,919       1,052         4.23
   ESOP note payable                                      89            2        9.11        143           3         8.51
   Subordinated debentures                            19,834          394        8.06     10,310         215         8.46
                                                 -----------  -----------  ----------  ---------  ----------  -----------
Total Interest Bearing Liabilities/
   Total Interest Expense / Average Rate Paid        438,911        5,197        4.80    399,987       3,970         4.03
                                                 -----------  -----------  ----------  ---------  ----------  -----------
Noninterest bearing demand deposits                   33,000                              32,657
All other liabilities                                  2,783                               2,078
Stockholders' equity                                  36,494                              35,665
                                                 -----------                           ---------
Total Liabilities and Stockholder's Equity       $   511,188                           $ 470,387
                                                 ===========                           =========

Net Interest Income                                           $     2,911                         $    3,144
                                                              ===========                         ==========

Net Interest Spread                                                              2.02%                               2.49%
                                                                           ==========                         ===========

Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                                  2.44%                               2.87%
                                                                           ==========                         ===========

Net Interest Margin
    (fully taxable equivalent)                                                   2.59%                               3.00%
                                                                           ==========                         ===========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

PROVISION FOR LOAN LOSSES

A $ 50,000 provision was made to the allowance for loan losses in the first quarter of 2007, based upon management's review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. Net loan charge-offs for the first quarter of 2007 totaled $ 156,000, or 17 basis points on an annualized basis. Total nonperforming assets as a percentage of total assets was 1.37% at March 31, 2007, compared to 1.29% at December 31, 2006. The allowance for loan losses was $ 3.7 million at March 31, 2007, or 1.01% of total loans and 74.1% of nonperforming loans, versus $ 3.8 million, or 1.04% and 80.7% at December 31, 2006, respectively.

NONINTEREST INCOME

Noninterest income in the first quarter of 2007 was $ 1.4 million, an increase of $ 216,000, or 18.0%, compared to the first quarter of 2006. The increase was largely due to noninterest income of $ 228,000 recognized from net increases in fair value of selected financial asset and liability instruments connected with the adoption of fair value standards. The valuations of the instruments measured under Fair Value Measurement SFAS 157 for the first quarter of 2007 were measured under a market approach using matrix pricing investment for investment securities and the income approach using observable data for the liabilities reported under the Fair Value Option SFAS 159. The inputs were observable for the assets and liabilities interest rate on commonly quoted intervals based on similar assets and liabilities. Fiduciary income from trust services represented $ 87,000 for the first quarter of 2007, which was an increase of $ 20,000, or 29.9% from the first quarter of 2006 as the Corporation continued to increase the level of assets under management from the expanding trust operations. Mortgage banking income totaled $ 754,000, which represented gains from the sale of residential mortgage loans in the secondary market, decreased $ 100,000, or 11.7% from the same period last year. The decrease in mortgage banking income was the result of lower gains on the sale of residential mortgage loans due to lower origination of residential mortgages sold in the secondary market. The slow down in new home purchases contributed to this decline. The category of other interest income totaled $ 261,000 and increased $ 62,000, or 31.2% primarily from wealth management services totaling $ 49,000 for the first three months of 2007. This compares to no fee income from wealth management services for the first three months of 2006, as the division was being organized during this period.

NONINTEREST EXPENSE

Noninterest expense was $ 3.6 million for the first quarter of 2007 and was relatively unchanged from the first quarter of 2006, increasing $ 44,000, or 1.29% as the Corporation continues to place emphasis on cost controls. Total salary and benefit expense of $ 2.1 million for the first three months of 2007 increased $ 38,000, or 1.8% compared to the same time period last year. The moderate increase in salary and benefit expense was due in part to increases in benefit related costs primarily in healthcare, which was partially offset by reductions in commission expense from mortgage originations. Total net occupancy expense of $ 452,000 decreased $ 14,000, or 3.0% for the first three months of 2007 compared to the first three months of 2006. The decrease was due in part to the closure of several residential loan production offices from a slow down in production. Other operating expense of $ 865,000 increased $ 20,000, or 2.4% during the first three months of 2007 compared to 2006. Moderate increases in most expense categories were offset partially from a reduction in advertising and promotional expenses and overall cost control efforts.

PROVISION FOR INCOME TAXES

The provision for federal income taxes of $ 161,000 for the first quarter of 2007 decreased $ 16,000, or 9.0%, from the federal income tax provision for the first quarter of 2006. The decrease was primarily attributable to a higher level of tax exempt municipal bonds over the same respective time period, coupled with a lower level of pretax income. The difference between the effective tax rate and the statutory tax rate is largely due to the Corporation's investment in tax exempt municipal portfolio and bank owned life insurance (BOLI). The effective tax rate for the first quarter of 2007 and 2006 was 19.7% and 20.1%, respectively. The statutory tax rate of the Corporation is 34%. Pre-tax income for the first quarter decreased $ 61,000, or 6.9%.

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

Gap analysis has limitations because it cannot measure precisely the effect of interest rate movements and competitive pressures on the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. In addition, a significant portion of our adjustable-rate assets have limits on their minimum and maximum yield, whereas most of our interest-bearing liabilities are not subject to these limitations. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different volumes, and certain adjustable-rate assets may reach their yield limits and not reprice.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table presents an analysis of our interest-sensitivity static gap position at March 31, 2007. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At March 31, 2007, we are considered asset sensitive in the time interval of the first three months. We are also considered to be slightly liability sensitive at the one year accumulated gap position.

                                                             After Three     After One
                                                  Within      Months But     Year But         After
                                                  Three       Within One      Within          Five
                                                 Months          Year        Five Years       Years         Total
                                               ------------  ------------   ------------   ------------  ------------
                                                                       (Dollars in thousands)
Interest earning assets:
   Federal funds sold and
    interest bearing cash                      $     22,100  $         --     $       --     $       --  $     22,100
   Securities                                         4,111        11,878         29,351         45,564        90,904
   FHLB stock                                            --            --             --          4,540         4,540
   Portfolio loans and
     held for resale                                142,332        60,948         53,933        112,907       370,120
                                               ------------  ------------   ------------   ------------  ------------
     Total                                          168,543        72,826         83,284        163,011  $    487,664
                                               ------------  ------------   ------------   ------------  ============
Interest bearing liabilities:
   NOW and money market
     accounts                                         2,856         6,590         24,964             --  $     34,410
   Indexed money market
     accounts                                        28,253            --             --             --        28,253
   Savings deposits                                   1,400         2,800          9,799             --        13,999
   Jumbo time deposits                               81,226        48,694         39,339         16,563       185,822
   Time deposits < $ 100,000                          6,797        27,663          8,932          1,177        44,569
   Repurchase agreements                             31,522            --             --             --        31,522
    FHLB advances                                     3,000        11,000         33,328         33,200        80,528
   ESOP payable                                          79            --             --             --            79
   Subordinated debentures                           10,310            --             --          8,557        28,867

                                               ------------  ------------   ------------   ------------  ------------
     Total                                          165,443        96,747        116,362         69,497  $    448,049
                                               ------------  ------------   ------------   ------------  ============
Interest rate sensitivity gap                  $      3,100 ($     23,921) ($     33,078)  $     93,514
Cumulative interest rate
   sensitivity gap                                          ($     20,821) ($     53,899)  $     39,615
Interest rate sensitivity gap
   Ratio                                               1.02          0.75           0.72           2.35
Cumulative interest rate
   sensitivity gap ratio                                             0.92           0.86           1.09

The Bank also evaluates interest rate risk using a simulation model. The use of simulation models to assess interest rate risk is an accepted industry practice, and the results of the analysis are useful in assessing the vulnerability of the Bank's net interest income to changes in interest rates. However, the assumptions used in the model are oversimplifications and not necessarily representative of the actual impact of interest rate changes. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds of various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities, and changes in market conditions impacting loan and deposit volumes and pricing. These assumptions are inherently uncertain, and subject to fluctuation and revision in a dynamic environment. Therefore, the model cannot precisely estimate future net interest income or exactly predict the impact of higher or lower interest rates. Actual results may differ from simulated results due to, among other factors, the timing, magnitude, and frequency of interest rate changes, changes in market conditions and management's pricing decisions, and customer reactions to those decisions.

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

As of March 31, 2007, the table below reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast. Interest rate risk is a potential loss of income and/or potential loss of economic value of equity. Rate sensitivity is the measure of the effect of changing interest rates on the Bank's net interest income or the net interest spread. The policy of the Bank shall be to risk no more than 10% of its net interest income in a changing interest rate scenario of +/- 200 basis points over a one-year simulation period. Furthermore, no more than 15% of net interest income can be projected at risk in a scenario of +/- 300 basis points over a one-year simulation period.

                                                        Percentage Change
             Interest Rate Scenario                   In Net Interest Income
--------------------------------------------------   --------------------------
Interest rates up 300 basis points                             (1.24%)
Interest rates up 200 basis points                              0.02%
Interest rates up 100 basis points                              0.38%
Base case                                                         --
Interest rates down 100 basis points                            0.96%
Interest rates down 200 basis points                            2.41%
Interest rates down 300 basis points                            4.01%

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 ("Act")) as of March 31, 2007, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Stock Repurchases - The following table sets forth information about the Corporation's purchases of its outstanding Common Stock during the quarter ended March 31, 2007.

                                                                                                                MAXIMUM NUMBER
                                                                                                               (OR APPROXIMATE
                                                                                           TOTAL NUMBER OF     DOLLAR VALUE) OF
                                                                                          SHARES (OR UNITS)    SHARES (OR UNITS)
                                                                                          PURCHASED AS PART    THAT MAY YET BE
                                               TOTAL NUMBER OF        AVERAGE PRICE         OF PUBLICLY        PURCHASED UNDER
                                              SHARES (OR UNITS)      PAID PER SHARE      ANNOUNCED PLANS OR      THE PLANS OR
              PERIOD                           PURCHASED (1)           (OR UNIT)            PROGRAMS(2)         PROGRAMS(2)
------------------------------------------  --------------------  --------------------  --------------------  --------------------
January 1, 2007 - January 31, 2007                            --                    --                    --               162,787
February 1, 2007 - February 28, 2007                      10,000  $              11.30                10,000               152,787
March 1, 2007 - March 31, 2007                            79,437  $              11.33                79,437                73,350

---------------

(1) Of these shares, no shares were purchased other than through a publicly announced program.

(2) On September 20, 2006, the Corporation announced its attention to repurchase up to 5%, totaling 192,887 shares, of its outstanding shares in the open market or privately negotiated transactions for a twelve month period. No stock repurchase plans or programs expired or were terminated by the Corporation during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Cash Dividend - On February 20, 2007, the Corporation's Board of Directors declared the Corporation's 20th quarterly cash dividend of $ 0.06 per common share, payable April 2, 2007, to shareholders of record March 1, 2007.

Stock Dividend - On April 16, 2007, the Corporation's Board of Directors declared a 5% stock dividend payable June 1, 2007, to shareholder of record May 1, 2007.

ITEM 6. EXHIBITS.

See Exhibit Index attached.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2007.

                                        COMMUNITY CENTRAL BANK CORPORATION

                                        By: S/ DAVID A. WIDLAK
                                            ------------------------------------
                                            David A. Widlak;
                                            President and CEO
                                           (Principal Executive Officer)

                                        By: S/ RAY T. COLONIUS
                                            ------------------------------------
                                            Ray T. Colonius;
                                            Treasurer
                                            (Principal Financial and Accounting
                                            Officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

EXHIBIT INDEX

  EXHIBIT
   NUMBER                             EXHIBIT DESCRIPTION
----------        ----------------------------------------------------------

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

    10.6 Community Central Bank Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10.6 of the Corporation's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006. (SEC File No. 000-33373)

    10.7 Community Central Bank Death Benefit Plan is incorporated by reference to Exhibit 10.7 of the Corporation's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006. (SEC File No. 000-33373)

    10.8 Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Corporation's Current Report on Form 8-K filed with the SEC on March 25, 2005. (SEC File No. 000-33373)

    10.9 Form of Non-qualified Stock Option Agreement is incorporated by reference to the Corporation's Current Report on Form 8-K filed on January 17, 2006. (SEC File No. 000-33373)

    10.10 Summary of Current Director Fee Arrangements is incorporated by reference to Exhibit 10.10 of the Corporation's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2004. (SEC File No. 000-33373)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

  EXHIBIT
   NUMBER                             EXHIBIT DESCRIPTION
------------      ------------------------------------------------------

    11            Computation of Per Share Earnings

    31.1          Rule 13a - 14(a) Certification (Chief Executive Officer)

    31.2          Rule 13a - 14(a) Certification (Chief Financial Officer)

    32            Rule 1350 Certifications