Form 10-Q
period 2007-06-30
COMMUNITY CENTRAL BANK CORP
filed 2007-08-14
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                        ---                   ---                       ---

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No  X
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class          Outstanding at August 10, 2007
-----          ------------------------------
Common Stock   3,796,293 Shares

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                      June 30,    December 31,
                                                        2007          2006
                                                    (Unaudited)
                                                    -----------   ------------
                                                          (In thousands)
Assets
Cash and due from banks                               $  7,303      $ 11,026
Federal funds sold                                          --        13,700
                                                      --------      --------
   Cash and Cash Equivalents                             7,303        24,726
Trading securities at fair value option                 25,819            --
Securities available for sale, at fair value            70,596        80,916
Securities held to maturity, at amortized cost             992         1,017
FHLB stock                                               4,540         4,540
Residential mortgage loans held for sale                 2,550         3,441
Loans
   Commercial real estate                              247,710       236,399
   Commercial and industrial                            30,556        28,393
   Residential real estate                              58,259        72,517
   Home equity lines of credit                          19,064        17,614
   Consumer loans                                       10,621        11,666
   Credit card loans                                       700           693
                                                      --------      --------
   Total Loans                                         366,910       367,282
Allowance for credit losses                             (3,731)       (3,815)
                                                      --------      --------
   Net Loans                                           363,179       363,467
                                                      --------      --------
Net property and equipment                               8,913         9,225
Accrued interest receivable                              2,594         2,599
Other real estate                                           48           108
Goodwill                                                 1,381         1,381
Intangible assets, net of amortization                     125           145
Cash surrender value of Bank Owned Life insurance       10,376        10,163
Other assets                                             4,527         3,300
                                                      --------      --------
   Total Assets                                       $502,943      $505,028
                                                      ========      ========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED BALANCE SHEETS

                                                     June 30,    December 31,
                                                       2007          2006
                                                   (Unaudited)
                                                   -----------   ------------
                                                      (In thousands, except
                                                           share data)
Liabilities
Deposits
   Noninterest bearing demand deposits               $ 36,312      $ 33,331
   NOW and money market accounts                       66,525        59,339
   Savings deposits                                    11,304        10,569
   Time deposits                                      218,478       252,617
                                                     --------      --------
   Total deposits                                     332,619       355,856
                                                     --------      --------
Repurchase agreements and fed funds purchased          29,672        15,688
Federal Home Loan Bank advances ($12.9 million
   at fair value option at 6-30-2007)                  85,396        83,528
Accrued interest payable                                  999         1,257
Other liabilities                                       2,427         1,629
ESOP note payable                                          66            95
Subordinated debentures (at
   fair value option at 6-30-2007)                     17,767        10,310
                                                     --------      --------
   Total Liabilities                                  468,946       468,363
                                                     --------      --------
Stockholders' Equity
   Common stock -- 9,000,000 shares authorized;
      3,796,293 shares issued and outstanding at
      6-30-2007 and 3,829,758 at 12-31-2006            32,751        33,220
   Retained earnings                                    2,726         4,303
   Unearned employee benefit                              (66)          (95)
   Accumulated other comprehensive (loss) income       (1,414)         (763)
                                                     --------      --------
   Total Stockholders' Equity                          33,997        36,665
                                                     --------      --------
Total Liabilities and Stockholders' Equity           $502,943      $505,028
                                                     ========      ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months        Six Months
                                                     Ended June 30,     Ended June 30,
                                                   ----------------   ------------------
                                                     2007     2006      2007      2006
                                                    ------   ------   -------   -------
                                                   (In thousands, except per share data)
Interest Income
   Loans (including fees)                           $6,885   $6,710   $13,737   $12,738
   Taxable securities                                  805      809     1,472     1,580
   Tax exempt securities                               413      321       747       599
   Federal funds sold                                  131       24       386        61
                                                    ------   ------   -------   -------
   Total Interest Income                             8,234    7,864    16,342    14,978
                                                    ------   ------   -------   -------
Interest Expense
   Deposits                                          3,434    3,275     7,154     5,975
   Repurchase agreements and fed funds purchased       233       95       393       188
   Federal Home Loan Bank advances                     975    1,029     1,896     1,988
   ESOP loan interest expense                            2        2         4         5
   Subordinated debentures                             559      232       953       447
                                                    ------   ------   -------   -------
   Total Interest Expense                            5,203    4,633    10,400     8,603
                                                    ------   ------   -------   -------
   Net Interest Income                               3,031    3,231     5,942     6,375
Provision for credit losses                            175      125       225       175
                                                    ------   ------   -------   -------
   Net Interest Income after Provision               2,856    3,106     5,717     6,200
                                                    ------   ------   -------   -------
Noninterest Income
   Fiduciary income                                    111       65       198       132
   Deposit service charges                              92       88       180       170
   Realized gains (losses) on available for sale
      securities                                       (13)      --       (13)       --
   Change in fair value of assets/liabilities
      carried at fair value under SFAS 159             (72)      --       156        --
   Mortgage banking income                             594      966     1,348     1,820
   Other income                                        433      183       694       382
                                                    ------   ------   -------   -------
   Total Noninterest Income                          1,145    1,302     2,563     2,504
                                                    ------   ------   -------   -------
Noninterest Expense
   Salaries, benefits, and payroll taxes             1,903    2,066     4,046     4,171
   Premises and fixed asset expense                    465      447       917       913
   Other operating expense                           1,038    1,128     1,903     1,973
                                                    ------   ------   -------   -------
Total Noninterest Expense                            3,406    3,641     6,866     7,057
                                                    ------   ------   -------   -------
   Income Before Taxes                                 595      767     1,414     1,647
Provision for income taxes                              59      136       220       313
                                                    ------   ------   -------   -------
   Net Income                                       $  536   $  631   $ 1,194   $ 1,334
                                                    ======   ======   =======   =======

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Per share data*:
   Basic earnings                                   $ 0.14   $ 0.16   $  0.30   $  0.33
   Diluted earnings                                 $ 0.14   $ 0.15   $  0.30   $  0.33
                                                    ======   ======   =======   =======
   Cash Dividends                                   $ 0.06   $ 0.06   $  0.12   $  0.12
                                                    ======   ======   =======   =======

*    Per share data has been retroactively adjusted for 2007 stock dividend.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                  Three Months        Six Months
                                                 Ended June 30,     Ended June 30,
                                               -----------------   ---------------
                                                 2007      2006     2007     2006
                                               --------   ------   ------   ------
                                                          (In thousands)
Net Income as Reported                         $    536   $  631   $1,194   $1,334
Other Comprehensive Income, Net of Tax
   Change in unrealized losses on securities
   Available for sale                            (1,003)    (777)    (695)    (905)
                                               --------   ------   ------   ------
Comprehensive Income                            ($  467)   ($146)  $  499   $  429
                                               ========   ======   ======   ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                            Six Months
                                                                          Ended June 30,
                                                                       -------------------
                                                                         2007       2006
                                                                       --------   --------
                                                                          (In thousands)
Operating Activities
   Net income                                                          $  1,194   $  1,334
   Adjustments to reconcile net income to net cash flow
      from operating activities:
   Net amortization of security premium                                      96        107
   Net gain on sales and call of securities                                  13         --
   Net gain on financial instruments at fair value                         (156)        --
   Provision for credit losses                                              225        175
   Depreciation expense                                                     356        338
   Deferred income tax expense                                               44        100
   SFAS 123R option expense                                                  14         12
   ESOP compensation expense                                                 29         27
   (Increase) decrease  in accrued interest receivable                        5       (242)
   Increase in other assets                                              (1,128)       (58)
   Increase (decrease) in accrued interest payable                         (258)       352
   Increase in other liabilities                                            154         70
   Decrease in loans held for sale                                          891      1,121
                                                                       --------   --------
   Net Cash Provided by Operating Activities                              1,479      3,336
Investing Activities
   Maturities, calls, sales and prepayments of securities available
      for sale                                                           33,906      4,788
   Purchase of securities available for sale                            (25,309)   (16,049)
   Maturities, calls, sales and prepayment of trading securities            909         --
   Transfer to trading securities                                       (26,642)        --
   Maturities, calls, and prepayments of held to maturity securities         25         83
   Purchases of held to maturity securities                                  --       (354)
   Increase in loans                                                         63    (33,618)
   Purchases of property and equipment                                      (44)      (696)
   Proceeds from sale of property and equipment                              60         --
                                                                       --------   --------
   Net Cash Used in Investing Activities                                (17,032)   (45,846)
Financing Activities
   Net (decrease) increase in demand and savings deposits                10,902     (1,980)
   Net (decrease) increase in time deposits                             (34,139)    40,187
   Net increase (decrease) in borrowings                                 13,983     (2,394)
   Issuance of subordinated debentures                                   18,557         --
   Redemption of subordinated debentures                                (10,310)        --
   Repayment of FHLB advances                                             2,000      6,000
   Payment of ESOP debt                                                     (29)       (27)
   Stock option exercise/award                                               73        203
   Cash dividends paid                                                     (473)      (454)
   Repurchase of common stock                                            (2,434)        --
                                                                       --------   --------
   Net Cash Provided (Used) by Financing Activities                      (1,870)    41,535
                                                                       --------   --------
(Decrease) increase in Cash and Cash Equivalents                        (17,423)      (975)
Cash and Cash Equivalents at the Beginning of the Year                   24,726     11,000
                                                                       --------   --------
Cash and Cash Equivalents at the End of the Period                     $  7,303   $ 10,025
                                                                       ========   ========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                       $ 10,657   $  8,251
   Federal Taxes Paid                                                  $    175   $    185
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

     The Corporation's Consolidated Balance Sheets are presented as of June 30, 2007 and December 31, 2006, and Consolidated Statements of Income and Comprehensive Income for the six month periods ended June 30, 2007 and 2006, and Consolidated Statements of Cash Flow for the six months ended June 30, 2007 and 2006. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

3. On February 13, 2007, Community Central Capital Trust II (Trust II), a statutory trust formed by the Corporation for the purpose of issuing trust preferred securities, issued $18,000,000 aggregate liquidation amount of cumulative trust preferred securities. The Trust II securities bear a fixed distribution rate of 6.71% per annum through March 6, 2017, and thereafter will bear a floating distribution rate equal to 90-day LIBOR plus 1.65%. The Trust II securities are redeemable at the Corporation's option, in whole or in part, at par beginning March 6, 2017, and if not sooner redeemed, mature on March 6, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase junior subordinated debentures from the Corporation totaling $18,557,000.

     On June 29, 2007, the Corporation redeemed $10.0 million of the subordinated debentures issued to Community Central Capital Trust I (and as a result the Trust I preferred securities).

     The trust preferred securities may constitute up to 25% of tier I capital. Any amount in excess of this limit may be included as tier 2 capital. At June 30, 2007, $11.3 million of the the trust preferred issuance was included in the Corporation's tier 1 capital, with the remaining $6.7 million included in tier 2 capital.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

     options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. The provisions of this statement were effective for the Corporation beginning January 1, 2006.

     The Corporation did not issue options during the six months ended June 30, 2007 or 2006. The total amount of options outstanding at June 30, 2007 was 322,620 shares at a weighted average exercise price of $8.94 per share. During the six months ended June 30, 2007, 6,744 options were exercised at an exercise price of $6.87 per share. The Corporation recognized compensation expense, using the Black Scholes option-pricing model, of $7,000 and $14,000 for the second quarter and six months ended June 30, 2007, respectively for the options vesting in 2007 based on the fair market value of the grant date. The net income and earnings per share for the second quarter and six months ended June 30, 2006, on a pro forma basis, are disclosed for comparison below.

                                                          Three             Six
                                                       Months Ended     Months Ended
                                                         June 30,         June 30,
                                                      -------------   ---------------
                                                       2007    2006    2007     2006
                                                      -----   -----   ------   ------
                                                               (in thousands,
                                                           except per share data)
Net income, as reported                               $ 536   $ 631   $1,194   $1,334
Add: Stock-based employee compensation expense,
   net of related tax effects, included in reported
   net income                                            (7)     (6)     (14)     (12)
Deduct: Total stock-based employee and director
   compensation expense under fair value based
   methods of awards, net of related tax effects          7       6       14       12
                                                      -----   -----   ------   ------
Pro forma net income                                  $ 536   $ 631   $1,194   $1,334
                                                      =====   =====   ======   ======
Earnings per share
   Basic                                              $0.14   $0.16   $ 0.30   $ 0.33
   Diluted                                            $0.14   $0.15   $ 0.30   $ 0.33

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model.

5. In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159).

     The statement provides for an entity to adopt early and elect the fair value option for existing eligible items as of the beginning of a fiscal year that begins on or before November 15, 2007. The entity must also adopt all the requirements under SFAS 157, the Fair Value Measurement. As a result of the Corporation's adoptions, certain financial instruments were valued at a fair value classification. The adoption of the fair value standards had a net positive after tax impact of approximately $150,000 on first quarter earnings. The cumulative reduction to opening retained earnings from adopting these standards was approximately $420,000. Partially offsetting the total net charge to retained earnings was the increase in capital from the reversal of other comprehensive income from the transfer of the unrealized losses on available for sale securities which had an affect of an increase in capital of $295,000. Therefore, the total net after tax decrease in stockholder's equity was $125,000 from the early adoption of SFAS 159 and concurrent adoption of SFAS 157 as of January 1, 2007.

6. New Accounting Pronouncements: We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. The adoption of FIN 48 had no affect on the financial statements. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, or the impact of the new Michigan Business Tax, we will record such accruals in our income tax accounts; no such accruals exist as of June 30, 2007, nor were deemed necessary.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table shows the balance sheet effect of the early adoption of SFAS 159.

                                            Balance Sheet        Net            Balance Sheet
                                             1/1/07 prior     adjustment         1/1/07 after
Description                                  to adoption    upon adoption   after adoption of FVO
-----------                                 -------------   -------------   ---------------------
                                                          (in thousands of dollars)
Securities                                      27,024          (447)               26,577
Federal Home Loan Bank Advances                (16,000)          247               (15,753)
Subordinated Debentures (a)                    (10,055)         (437)              (10,492)
Pretax cumulative effect of SFAS 159                            (637)
Increase in deferred tax asset                                   217
                                                                ----
Cumulative effect of adoption of SFAS 159
   (charged to retained earnings)                                420
                                                                ====

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

Investment Securities and FHLB Advances:

The election of SFAS 159 and SFAS 157 treatment for existing eligible investment securities was based on multiple factors which included the desire to utilize the Federal Home Loan Bank advance portfolio to offset volatility with the investment portfolio. Approximately $27.0 million of investment securities were selected for early adoption of SFAS 159 based primarily on the relatively short overall duration in the selected instruments. The overall effective duration of the instruments was 1.8 years based on current market interest rates. Many of the instruments have early call provisions, which based on current interest rate expectations have a high degree of probability to be called. Some instruments have been pre-refunded with certainty of maturity expected. The investments selected are primarily comprised of agency debentures and short callable bank qualified tax exempt municipal bonds. The selected securities will be categorized under trading portfolio status. Management believes that it has more options of balance sheet management under the fair value option, including the management of volatility caused by the embedded options within these instruments. The short overall duration of the selected instruments, coupled with the utilization of FHLB advances as an attempt to hedge the risk, should mitigate large swings in fair values that will be recorded in the income statement as part of adoption of SFAS 159 and SFAS 157. Management cannot predict future interest rates and is reliant on forecasts and models to make decisions regarding interest rate and fair value risk.

The election of SFAS 159 treatment for the selected FHLB advances was based on management"s choice to provide a natural hedge against the securities selected under SFAS 159. The FHLB advances were selected for the fair value option based on the maturity ranges within the FHLB portfolio of advances. All maturities within 18 months from the early adoption date of January 1, 2007 were selected regardless of the instruments interest rates. The selected FHLB advances had a net unrealized gain position as of January 1, 2007 and March 31, 2007 and were selected solely as a natural balance sheet hedge for the investment portfolio elected under SFAS 159. The decrease in the unrealized loss position of the selected investments and the income recognized under SFAS 159 for the first three months of 2007 was completely offset by a corresponding decrease in unrealized gains within the selected FHLB advances. Management will review the selected instruments and should changes with overall market interest rates,

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

the treasury yield curve, or the structure of the investments including the embedded call options change. In May 2007, the Corporation acquired an interest rate swap to better hedge the fair value of the portfolio. The notional value of the interest rate swap was $18 million for a duration of three years, which approximated the overall duration of the trading portfolio under SFAS 159. Under the interest rate swap the bank receives the three month libor rate and pays a fixed rate of 5.275%, which is the average weighted yield of the hedged portfolio at the inception of the interest rate swap. Additionally, should management and the ALCO committee, believe other balance sheet strategies will better position the Bank and Corporation, other transactions could be considered including the sale of investments classified under trading status. Management has no intent to extinguish any FHLB advances as they represent interest rates which are lower than current equivalent market rates. It is the intent of management for the foreseeable future to utilize fair value option on selected investment securities, or like kind dollars on disposal.

Subordinated Debentures:

Management elected the fair value option for both its subordinated debentures. Management considers the subordinated debentures a critical component for future growth and wishes to utilize interest rate swaps to hedge the risk of this longer term liability and critical form of regulatory capital. Under SFAS 159, hedge accounting has become less complex and therefore available to a community bank with limited resources. The subordinated debenture for $10.3 million that was issued in June 2002 and maturing June 2032, callable June 30, 2007, was an eligible instrument for the early adoption of the fair value option as of January 1, 2007. The pretax accumulated adjustment from the recognition of fair value on this instrument was $447,000. The carrying amount of the instrument included $255,000 in unamortized deferred issuance costs on the subordinated debenture which is included in the aforementioned pretax adjustment. Management has elected the fair value option on the subordinated debenture which was issued on February 13, 2007 for $18.6 million. Additionally, an interest rate swap for a like kind notional value was secured to reduce any volatility associated with the recognition of the fair value option under SFAS 159. Under the interest rate swap the Corporation has agreed to receive a fixed rate of 6.71% and pay Libor plus 170 basis points. The debenture carries an interest rate fixed for 10 years at 6.71%, and was originally based on a ten year treasury interest rate swap of 5.06%, plus 165 basis points and was prior to the settlement of the interest rate swap hedging market fluctuations.

Any reductions in overall carrying costs, aside from changes in fair value, occurring on any financial asset or liability measured under SFAS 157 and SFAS 159 during the first six months of 2007 was the result of normal pay downs, maturities and calls of the various financial instruments. No instruments recorded under SFAS 159 were sold during the first and second quarter of 2007. Management has the intent to utilize the fair value option on selected financial assets and liability on a go forward basis.

The valuations of the instruments measured under Fair Value Measurement SFAS 157 for the first six months of 2007 were measured under a market approach using matrix pricing investment for investment securities and the income approach using observable data for the liabilities reported under the Fair Value Option SFAS 159. The inputs were observable for the assets and liabilities interest rate on commonly quoted intervals based on similar assets and liabilities.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The table below contains the fair value measurement at June 30, 2007 using the identified valuations. Additionally, the changes in fair value for the six month period ended June 30, 2007 for items measured at fair value pursuant to election of the fair value option.

                                                                                          Changes in Fair value
                                                                                          for six months ended
                                                                                         June 30, 2007 measured
                                                                                         At fair value pursuant
                                                         Fair Value Measurement at        to Election of the
                                                                June 30, 2007              fair value Option
                                                      --------------------------------   ----------------------
                                                       Fair Value    Significant Other   Other Gains or Losses
                                                      Measurements   Observable Inputs    in noninterest income
Description                                            06/30/2007        (Level 2)            pretax income
-----------                                           ------------   -----------------   ----------------------
                                                                      (in thousands of dollars)
Trading Securities                                       25,819           25,819                   (86)
Interest rate swap hedging securities                        92               92                    92
Federal Home Loan Bank Advances                          12,869           12,869                  (131)
Subordinated Debentures                                  17,767           17,797                   790
Interest rate swap hedging subordinated debentures         (692)            (692)                 (692)
Redeemed subordinated debentures                             --               --                   183
                                                         -------          ------                ------
                                                                                                   156
                                                                                                  ====

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at June 30, 2007 and December 31, 2006 and the results of operations for the three and six months ended June 30, 2007 and 2006. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

EXECUTIVE SUMMARY

Community Central Bank Corporation is the holding company for Community Central Bank (the"Bank") in Mount Clemens, Michigan. The Bank opened for business in October 1996 and serves businesses and consumers across Macomb, Oakland, St. Clair and Wayne counties with a full range of lending, deposit, trust, wealth management, and Internet banking services. The Bank operates three full service facilities, in Mount Clemens, Rochester Hills and Grosse Pointe, Michigan. Community Central Mortgage Company, LLC, a subsidiary of the Corporation and Bank, operates locations servicing the Detroit metropolitan area, northwest Indiana, northern Illinois, and Raleigh, North Carolina. River Place Trust and Community Central Wealth Management are divisions of Community Central Bank. Community Central Insurance Agency, LLC is a wholly owned subsidiary of Community Central Bank. The Corporation's common shares trade on The NASDAQ Global Market under the symbol "CCBD."

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

The results of our operations may also be affected by local and general economic conditions. The largest geographic segment of our customer base is in Macomb County, Michigan. The economic base of the County continues to diversify from the automotive service sector although the impact of the restructuring of the American automobile companies has a direct impact on southeastern Michigan. A slowdown in the local and statewide economy has

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

produced increased financial strain on segments of the Bank's customer base. The Bank has experienced increased delinquency levels in its loan portfolio which has been more pronounced in the residential real estate portfolio and home equity loans. Further downturns in the local economy may affect the demand for commercial loans and related small to medium business related products. This could have a significant impact on how the Corporation deploys earning assets. The competitive environment among other financial institutions and financial service providers and the Bank in the Macomb, Oakland, Wayne and St. Clair counties of Michigan may affect the pricing levels of various deposit products. The impact of competitive rates on deposit products may increase the relative cost of funds for the Corporation and thus negatively impact net interest income.

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

Net income for the second quarter of 2007 was also minimally affected by expansion and operational costs related to the new wealth and trust management divisions. The trust division of the Bank was formed on June 30, 2005, when the Corporation completed its acquisition and merger with River Place Financial Corp. William A. Penner, CEO of River Place, became the President of the Bank's newly created trust division at the time of the acquisition. In early 2006, two executives were recruited to head the trust and newly created wealth management divisions. Mr. Penner retired from the Bank effective December 31, 2006. The Corporation continues to focus on expanding this area of its banking operations and expects the trust and wealth management divisions to provide increased fee income from future operations.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ASSETS

At June 30, 2007, the Corporation's total assets were $502.9 million, relatively unchanged from $505.0 million at December 31, 2006. Total loans of $366.9 million, while remaining relatively unchanged in total for the first six months of 2007, changed within loan categories during that period. Increases in commercial loans and home equity loans of $13.5 million and $1.4 million, respectively, were offset by decreases in loans in the residential mortgage portfolio of $14.3 million and the consumer portfolio of $1.0 million. The changes coincide with the Corporation's strategic plan to change the relative loan mix by reducing the portion of lower yielding residential mortgages and increasing the relative mix of higher yielding commercial loans. At June 30, 2007, the largest component of the total loan portfolio was commercial real estate which was $247.7 million, or 67.5% of the total loan portfolio. At June 30, 2007, commercial and industrial loans were $30.6 million, or 8.3% of the total loan portfolio. During the second quarter of 2007, the Corporation securitized $8.2 million of residential mortgage loans with FNMA. The Corporation holds the securitized mortgages in the form of securities which are carried in the available for sale security portfolio. The Corporation recognized mortgage servicing rights connected with the securitization of the portfolio.

Most of the residential mortgage portfolio comprises adjustable rate mortgages, which represented $42.9 million, or 73.6%, of the total residential portfolio. Those residential mortgage loans the Corporation considered to be held for investment in the residential portfolio comprise both banking relationships and other attributes deemed to match with the Corporation's interest rate risk profile. Home equity lines of credit ("HELOC") totaled $19.1 million at June 30, 2007, an increase of $1.5 million from December 31, 2006. This portfolio product is tied to the Wall Street Journal prime interest rate. These loans are fully secured by real estate and are generally originated with loan to value ratios (including prior liens) up to 95% of the appraised value of the real estate. The consumer portfolio ended June 30, 2007 at $10.6 million, a decrease of $1.0 million, primarily from pay downs in the portfolio. The largest portion of the installment loan portfolio comprises loans for marine craft. The Corporation's geographic proximity to Lake St. Clair and the lending experience in this area have been contributors to this segment of the portfolio. In 2005, the Corporation offered less competitive interest rates on marine craft loans to reduce exposure in the area. This change contributed to the decline in the overall installment portfolio. At June 30, 2007, loans for marine craft comprised approximately $9.1 million, or 85.6% of the installment portfolio and 2.5% of total loans. Credit card loans totaled $700,000 at June 30, 2007, which increased $7,000 from December 31, 2006. The Corporation continues to book credit card loans as a customer accommodation and does not actively market this product.

Additionally, the Corporation had approximately $84.0 million in outstanding loans at June 30, 2007, to borrowers in the real estate rental and properties management industries, representing approximately 33.9% of the total commercial real estate portfolio. At June 30, 2007, this particular concentration of loans had no individual loans classified in nonaccrual status.

The major components of the loan portfolio for loans held for sale and loans in the portfolio are as follows:

                               June 30,     Percentage     December 31,     Percentage        Net        Net
                                 2007     of total loans       2006       of total loans    Change    Change %
                               --------   --------------   ------------   --------------   --------   --------
                                              (in thousands, except
                                                  percentages)
Loans held for sale:
   Residential real estate     $  2,550                      $  3,441                         ($891)   (25.9)%
                               ========   ========           ========     ========         ========    =====
Loans held in the portfolio:
   Commercial real estate      $247,710        67.5%         $236,399          64.4%       $ 11,311      4.8%
   Commercial and industrial     30,556         8.3            28,393           7.7           2,163      7.6
   Residential real estate       58,259        15.9            72,517          19.7         (14,258)   (19.7)
   Home equity lines             19,064         5.2            17,614           4.8           1,450      8.2
   Consumer loans                10,621         2.9            11,666           3.2          (1,045)    (9.0)
   Credit cards                     700         0.2               693           0.2               7      1.0
                               --------       -----          --------         -----        --------    -----
                               $366,910       100.0%         $367,282         100.0%          ($372)    (0.1%)
                               ========       =====          ========         =====        ========    =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Total securities available for sale decreased $10.3 million from December 31, 2006 to $70.6 million at June 30, 2007. The decrease was partially attributable to the adoption of Financial Accounting Standards Fair Value Option SFAS 159. The Corporation reclassified a total of $27.0 million of available for sale securities as trading securities under SFAS 159 and the classification of trading portfolio which represented $25.8 million as of June 30, 2007. This was partially offset by the securitization of $8.2 million in mortgages comprising 15 year fixed rate loans, held in the form of mortgage backed securities and classified as available for sale. The average effective duration of the trading portfolio as of June 30, 2007 was approximately 1.95 years and an average life of 3.3 years, with a weighted average coupon rate of 5.68%. Management decided to classify the securities under SFAS 159 because of the characteristics of the instruments, which included the optionality and the ability of the Corporation to hedge the instruments utilizing above market value Federal Home Loan Bank advances. Furthermore, in adopting SFAS 159, the Corporation will be able to, in the future, utilize the fair value option on off balance sheet hedges and account for the hedges in a manner which is less complex than was previously available under GAAP. Other reasons influencing management's decision to classify the selected instruments under SFAS 159 include overall ALCO strategies and the shape of the treasury yield curve and management expectations on short term interest rates. The trading portfolio is primarily comprised of $16.1 million of U.S. Agency debentures with an effective duration of 1.7 years. Other segments of the portfolio comprise $4.9 million in callable municipal bonds with an effective duration of 2.7 years, $4.8 million in collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) with an effective duration of 1.9 years. All of the CMOs held in the trading portfolio pass the FFIEC stress test with relatively short average lives under differing rate scenarios.

In May 2007, the Corporation acquired an interest rate swap to better hedge the fair value of the portfolio. The notional value of the interest rate swap was $18 million for a duration of three years, which approximated the overall duration of the trading portfolio under SFAS 159. Under the interest rate swap the bank receives the three month libor rate and pays a fixed rate of 5.275%, which is the average weighted yield of the hedged portfolio at the inception of the interest rate swap. The interes rate swap is accounted for under the Fair Value Option for Finanical Assets and Liabilities (SFAS 159) and therefore no formal hedge accounting under SFAS 133 is applicable.

At June 30, 2007, the available for sale portfolio had net unrealized losses of $2.1 million or approximately 2.9% of the aggregate portfolio. At December 31, 2006, the net unrealized losses in the available for sale portfolio was $1.2 million. As of June 30, 2007, the available for sale portfolio comprised $4.0 million in US agency debentures, $32.2 million in bank qualified tax exempt municipal bonds, $32.6 million in US agency mortgage backed securities, $1.3 million in private mortgage backed securities and $478,000 in a CRA fund invested in mortgage backed obligations. The Corporation has the intent and ability to hold the securities classified under available for sale for the foreseeable future and declines in the fair value is primarily due to increased market interest rates.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

A summary of nonperforming assets is as follows:

                                                    June 30,   December 31,
                                                      2007         2006
                                                    --------   ------------
                                                     (Dollars in thousands)
Nonaccrual loans:
   Commercial real estate                            $2,463       $2,711
   Commercial and industrial                            616          646
   Residential real estate                            1,078           --
   Home equity lines                                    333           --
   Consumer loans                                        86           --
   Credit cards                                          --           --
                                                     ------       ------
Total nonaccrual loans                                4,576        3,357
Accruing loans delinquent more than 90 days:
   Commercial real estate                            $   --       $   --
   Commercial and industrial                             --           --
   Residential real estate                              658          876
   Home equity lines                                     21          336
   Consumer loans                                         4          160
   Credit cards                                          --            1
                                                     ------       ------
Total accruing loans delinquent more than 90 days       683        1,373
                                                     ------       ------
Total nonperforming loans                             5,259        4,730
Other real estate owned
   Commercial real estate                                --           --
   Residential real estate                               48          108
                                                     ------       ------
Total other real estate owned                            48          108
                                                     ------       ------
Total nonperforming assets                           $5,307       $4,838
                                                     ======       ======
Total nonperforming loans as a
   percentage of total loans                           1.43%        1.29%
                                                     ======       ======
Total nonperforming assets as a percentage
   of total assets                                     1.06%        0.96%
                                                     ======       ======

At June 30, 2007, nonperforming loans, which represents nonaccruing loans and those loans past due 90 days or more and still accruing interest, totaled $5.3 million compared to $4.7 million at December 31, 2006, an increase of $529,000. Nonaccruing loans of $4.6 million increased $1.2 million from December 31, 2006. The increase in nonaccrual loans was partially attributable to the movement of loans previously classified as accruing loans delinquent more than 90 days to nonaccrual loans in the loan categories of residential mortgages comprising $876,000, home equity lines of credit totaling $336,000 and other consumer loans of $160,000. These consumer based loans were placed into nonaccrual status based on regular evaluations of delinquent loans. A determination was made of the collectability of the accrued interest based on the borrower's ability to repay and real estate values, which have been declining in the Bank's geographic lending area as well as other collateral determinations.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table shows an analysis of the allowance for loans losses:

                                                       Six Months Ended    Year Ended
                                                            June 30,      December 31,
                                                              2007            2006
                                                       ----------------   ------------
                                                            (Dollars in thousands)
Balance as beginning of the period                          $3,815           $3,580
Charge-offs:
   Commercial real estate                                        4               --
   Commercial and industrial                                    40              248
   Residential real estate                                      --               21
   Home equity lines                                            44               21
   Consumer loans                                              227               40
   Credit cards                                                 11               13
                                                            ------           ------
Total charge-offs                                           $  326           $  343
                                                            ------           ------
Recoveries:
   Commercial real estate                                       --               --
   Commercial and industrial                                     4               14
   Residential real estate                                      --                8
   Home equity lines                                            --               --
   Consumer loans                                               10                5
   Credit cards                                                  3                1
                                                            ------           ------
Total recoveries                                            $   17           $   28
                                                            ------           ------
Net charge-offs (recoveries)                                   309              315
                                                            ------           ------
Provision charged to earnings                                  225              550
                                                            ------           ------
Balance at end of the period                                $3,731           $3,815
                                                            ======           ======
Net charge-offs during the period to
   to average loans outstanding during the period on
   an annualized basis                                        0.18%            0.09%
Allowance as a percentage of total portfolio loans            1.02%            1.04%

The allowance for loan losses as a percentage of total loans remained relatively unchanged at June 30, 2007, compared to December 31, 2006. The Corporation performs a detailed quarterly review of the allowance for loan losses. The Corporation evaluates those loans classified as substandard, under its internal risk rating system, on an individual basis for impairment under SFAS 114. The level and allocation of the allowance is determined primarily on management's evaluation of collateral value, less the cost of disposal, for loans reviewed in this category. The remainder of the total loan portfolio is segmented into homogeneous loan pools with similar risk characteristics for evaluation under SFAS 5. The primary risk element considered by management regarding each consumer and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements concerning commercial and industrial loans and commercial real estate loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews existence of collateral and its value.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

LIABILITIES

Total deposits of $332.6 million decreased $23.2 million during the first six months of 2007. The decrease was entirely due to a $34.1 million decrease in time deposits. The decrease in time deposits was due to maturities of higher cost brokered time deposits. Partially offsetting the decrease in time deposits was an increase of $10.9 million from December 31, 2006, in core deposits, representing checking, NOW, money market and savings accounts. Noninterest bearing demand deposits increased $3.0 million for the first six months of 2007 primarily due to increased growth from the Grosse Pointe branch. NOW accounts increased $534,000 during the same time period. Money market savings deposits totaled $51.8 million and increased $6.6 million. The growth in money market accounts was attributable to a new indexed money market product with a competitive interest rate tied to the six month Treasury bill. Total savings accounts increased $735,000 from seasonal fluctuations. Total time deposits under $100,000 decreased $1.7 million. The competitive rate environment amongst local financial institutions has made the Corporation decide in some cases not to raise the interest rate on the deposit product at the same frequency or level to match or exceed interest rates given by local financial institutions. The Corporation continues to see competitive deposit rates offered by local financial institutions within the geographic proximity of the Bank, which could have the affect of increasing the cost of funds to a level higher than management projects. The Corporation continues to utilize wholesale forms of funding earning assets through the Federal Home Loan Bank and brokered CDs to balance both interest rate risk and the overall cost of funds. Brokered and internet CDs are based on nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for CD products has intensified and the Bank has found this type of whole funding to often effectively compete with the rates offered for similar term retail CD products of local community and regional banks.

The major components of deposits are as follows:

                                        Percentage            Percentage
                              June 30,   of total   December   of total      Net       Net
                                2007     deposits   31, 2006   deposits    Change   Change %
                              --------  ----------  --------  ----------  --------  --------
                                                  (Dollars in Thousands)
Noninterest bearing demand    $ 36,290     10.9%    $ 33,331      9.4%    $  2,959     8.9%
NOW accounts                    14,679      4.4       14,084      4.0          595     4.2
Money market accounts           51,846     15.6       45,255     12.7        6,591    14.6
Savings deposits                11,304      3.4       10,569      3.0          735     7.0
Time deposits under $100,000    43,936     13.2       45,608     12.8       (1,672)   (3.7)
Time deposits $100,000 and
   over                        174,564     52.5      207,009     58.1      (32,445)  (15.7)
                              --------   ------     --------    -----     --------   -----
Total deposits                 332,619   100.00%     355,856    100.0%     (23,237)   (6.5%)
                              ========   ======     ========    =====     ========   =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Short term borrowings at June 30, 2007 consisted of short term FHLB advances of $20.9 million and securities sold with an agreement to repurchase them the following day of $10.7 million. Following are details of our short term borrowings for the dates indicated:

                                      June 30,   December
                                        2007     31, 2006
                                      --------   --------
                                          (Dollars in
                                           thousands)
Amount outstanding at end of period
   Short-term repurchase agreements   $10,672    $15,688
   Short-term FHLB advances           $21,000    $14,000

Weighted average interest rate on
   ending balance
   Short-term repurchase agreements      3.15%      3.15%
   Short-term FHLB advances              4.46%      3.92%

Maximum amount outstanding at any
   month end during the period
   Short-term repurchase agreements   $13,660    $21,832
   Short-term FHLB advances           $21,000    $26,700

During the first quarter of 2007, the Corporation borrowed $ 19 million in a wholesale structured repurchase agreement with an interest rate tied to the three month Libor rate, less 250 basis points adjusted quarterly, until March 3, 2008 when the borrowing changes to a fixed interest rate of 4.95% until March 2, 2017. The repurchase agreement is callable quarterly after March 2, 2008.

In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to minimize the interest rate risk associated with certain fixed rate mortgage instruments and investment securities. These advances are secured under a blanket security agreement by first mortgage loans and the pledging of certain securities. Long-term advances comprised 29 advances with maturities from July 2008 to June 2016.

FHLB advances outstanding at June 30, 2007 were as follows:

                              Fair Value        Face Value      Average rate
                           at end of period   of obligation   at end of period
                           ----------------   -------------   ----------------
                                          (Dollars in thousands)
Short-term FHLB advances        $20,868          $21,000            4.46%
Long-term FHLB advances          64,528           64,528            4.82%
                                -------          -------            ----
                                $85,396          $85,528            4.73%

The Corporation has elected early adoption of SFAS 159 for all FHLB advances maturing in 18 months from January 1, 2007, which represented $13 million in total. At June 30, 2007, the fair value adjustment of the selected advances was $12.9 million. The overall weighted yield of the FHLB advance was 3.90% at June 30, 2007. Management believes that the selected instruments will serve as a hedge for those securities recorded as trading from the transfer from available for sale under SFAS 159.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for possible deposit outflows, and managing interest rate risk require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by $47.6 million in available unsecured federal funds borrowing facilities, and a $150.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of June 30, 2007, unused commitments comprised $96.6 million. The Bank has $125.4 million in time deposits coming due within the next twelve months from June 30, 2007, which includes brokered, internet and municipal time deposits. At June 30, 2007, the Bank had $96.9 million in brokered certificates of deposit, of which $47.1 million is due within one year or less. Additionally, at June 30, 2007, municipal time deposits and internet time deposits were $28.6 million and $3.1 million, respectively. Municipal time deposits typically have maturities less than three months. $1.3 million of internet certificates of deposit mature in one year or less.

The largest uses and sources of cash and cash equivalents for the Corporation for the six months ended June 30, 2007, as noted in the Consolidated Statement of Cash Flow, were centered primarily on the uses of cash in investing activities. The uses of cash in investing activities of $17.0 million were largely due to the increase in available for sale securities, with the largest portion comprised of securitized mortgage loans. The largest segments of the net change in cash used in investing activities, were comprised of increases in demand and savings accounts of $10.9 million, other borrowing from wholesale repurchase agreements of $14.0 million, and the issuance of subordinated debentures of $18.6 million. Offsetting these increases in financing activities were decreases in time deposits of $34.1 million, and a decrease of $10.3 million from the redemption of the subordinated debenture due June 30, 2007. The net cash provided in operating activities was $1.5 million, which was largely attributable to net income of $1.2 million. An increase in other assets of $1.1 million was offset by a decrease in loans held for sale of $891,000. Total cash and cash equivalents at the end of June 30, 2007 was $7.3 million, which was a decrease of $17.4 million from December 31, 2006.

On May 15, 2007, the Corporation's Board of Directors declared the Corporation's twenty-first consecutive quarterly cash dividend of $0.06 per common share, payable July 1, 2007, to shareholders of record June 1, 2007.

Following are selected capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                             June 30,        December 31,    Minimum Ratio
                                               2007              2006         for Capital      Ratio to
                                         ---------------   ---------------      Adequacy       be "Well
                                         Capital   Ratio   Capital   Ratio      Purposes     Capitalized"
                                         -------   -----   -------   -----   -------------   ------------
Total capital to risk-weighted assets
   Consolidated                          $55,580   13.78%  $49,693   12.65%        4%              NA
   Bank only                              48,234   11.99%   47,486   12.11%        4%               6%

Tier I capital to risk-weighted assets
   Consolidated                          $45,132   11.19%  $45,878   11.68%        8%              NA
   Bank only                              44,503   11.07%   43,677   11.14%        8%              10%

Tier I capital to average assets
   Consolidated                          $45,132    8.91%  $45,878    9.01%        4%              NA
   Bank only                              44,503    8.83%   43,671    8.60%        4%               5%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Management believes that the current capital position as well as net income from operations, loan repayments and other sources of funds will be adequate to meet our short and long term liquidity needs. Management currently has no plans to raise additional capital.

The following table shows the changes in stockholders' equity for the three months ended June 30, 2007:

                                                                       Accumulated
                                                           Unearned       Other
                                       Common   Retained   Employee   Comprehensive    Total
                                       Stock    Earnings   Benefits   Income/(Loss)    Equity
                                      -------   --------   --------   -------------   -------
Beginning balance, January 1, 2007    $33,220   $ 4,303      ($95)         ($763)     $36,665
Cumulative effective of adoption of
   SFAS 159                                --      (420)       --             --         (420)
Cash dividend                              --      (472)       --             --         (472)
Stock dividend                          1,879    (1,879)       --             --           --
Stock option exercise                      73        --        --             --           73
SFAS 123R expensing of options             14        --        --             --           14
Net income                                 --     1,194        --             --        1,194
Release of ESOP shares                     --        --        29             --           29
Repurchase of common stock             (2,435)       --        --             --       (2,435)
Change in unrealized gain/loss             --        --        --           (651)        (651)
                                      -------   -------      ----        -------      -------
Balance June 30, 2007                 $32,751   $ 2,726      ($66)       ($1,414)     $33,997
                                      =======   =======      ====        =======      =======

Stockholder's equity was $34.0 million as of June 30, 2007. This was a decrease of $2.7 million from December 31, 2006. The change in stockholder's equity was primarily attributable to the repurchase of common stock totaling $2.4 million for the six months ended June 30, 2007. Also decreasing retained earnings was a cash dividend of $472,000. Additional decreases in stockholder's equity occurred from the $420,000 charge to retained earnings from the adoption of Financial Accounting Standards "Fair Value Option" SFAS 159. The change in other comprehensive losses of $651,000 was due to the net change in after tax decreases in the available for sale security portfolio. Unrealized losses have not been recoginized into income because the issuers' bonds are high credit quality. The Corporation has the intent and the ability to hold the securities for the foreseeable future and the decline in the fair value during the first six months of 2007 was primarily due to increased market rates. Net income of $1,194,000 for the six months of 2007 partially offset the decrease in retained earnings from the cash and stock dividend.

NET INTEREST INCOME

Net interest income for the second quarter of 2007 was $3.0 million, a decrease of 6.2% from the second quarter of 2006. Net interest margin for the second quarter of 2007 was 2.72% compared to 2.59% for the first quarter of 2007 and 2.91% for the second quarter of 2006. Net interest margin increased 13 basis points over the first quarter of 2007, from the realignment of earning assets and the de-emphasis of time deposit funding. The increase in interest income for the second quarter of 2007 compared to the second quarter of 2006 was primarily due to the increased interest rates on loans from the repricing of fixed rate commercial mortgage loans up for renewal and secondarily from an increase in volume and rate on the investment portfolio. Increases in various categories of interest expense were primarily driven by increases in interest rates paid on deposits and other borrowings as the specific instrument was set to reprice or mature. The largest contributor to the growth in interest expense during the second quarter was due to the Corporation's issuance of $18 million of subordinated debentures. The Corporation also redeemed $10 million of previously issued subordinated debentures bearing a higher interest rate than the newly issued debentures, which will help reduce the cost of funds moving forward starting in the third quarter of 2007. The increase in interest expense from the second quarter of 2007 compared to the second quarter of 2006 was $159,000, or 27.9% of the total increase in interest expense for the period. The increase in interest expense associated with the subordinated debentures totaled $327,000 and was primarily related to volume. Additionally, this represented 57.3% of the total increase in interest cost.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Net interest income for the first six months of 2007 was $5.9 million compared to $6.4 million for the first six months of 2006. Net interest margin was 2.66% for the first six months of 2007 compared to 2.96% for the six months ended 2006. The changes in net interest income for the first six months of 2007 was primarily due to the same factors detailed above for the first quarter of 2007.

The following table shows the dollar amount of changes in net interest income for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to changes in average balances (volume) or average rates for the periods shown. Variances that are jointly attributable to both volume and rate changes have been allocated to the volume component.

                                        Three Months Ended            Six Months Ended
                                      June 30, 2007 vs. 2006       June 30, 2007 vs. 2006
                                   ---------------------------   ----------------------------
                                       Increase (Decrease)                Increase (Decrease)
                                        Due to Changes In                  Due to Changes In
                                       -------------------                -------------------
                                             Volume                         Volume
                                    Total   and Both    Rate      Total    and Both    Rate
                                   ------   --------   -----     ------    --------   ------
                                                                   (In thousands)
Earning Assets - Interest Income
   Loans                           $  175     ($16)    $  191    $  999     $ 523     $  476
   Securities                          88       43         45        40       (76)       116
   Federal funds sold                 107      104          3       325       317          8
                                   ------     ----     ------    ------     -----     ------
     Total                            370      131        239     1,364       764        600
                                   ------     ----     ------    ------     -----     ------
Deposits and Borrowed Funds -
   Interest Expense
   NOW and money market accounts      369      233        136       774       451        323
   Savings deposits                    14        3         11        35        11         24
   Time deposits                     (224)    (537)       313       370      (468)       838
   FHLB and repo sweeps                84      115        (31)      113       128        (15)
   ESOP                                --       --         --        (1)       (2)         1
   Subordinated debentures            327      356        (29)      506       546        (40)
                                   ------     ----     ------    ------     -----     ------
     Total                            570      170        400     1,797       666      1,131
                                   ------     ----     ------    ------     -----     ------
Net Interest Income                 ($200)    ($39)     ($161)    ($433)    $  98      ($531)
                                   ======     ====     ======    ======     =====     ======

The average yield earned on interest earning assets for the second quarter of 2007 was 6.92% compared to 6.75% for the second quarter of 2006. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment for 2007 was 7.56% compared to 7.35% during the second quarter of 2006. The overall increase in the loan portfolio yield was due in part to the repricing of commercial real estate loans up for renewal. The Corporation typically originates commercial real estate loans for terms of 3 to 5 years with amortizations ranging from 10 to 25 years. The Corporation's security portfolio had an average non-tax adjusted yield of 4.76% during the second quarter of 2007, compared to 4.58% for the second quarter of 2006.

The average yield on earning assets for the first six months of 2007 was 6.87% compared to 6.63% for the first six months of 2006. The average yield on the total loan portfolio, which contains both loans held for sale and investment for 2007 was 7.50% compared to 7.23% during the same period of 2006. The overall increase in the loan portfolio yield was due to the repricing of fixed rate commercial real estate loans up for renewal, coupled with an increase from prime sensitive loans, as prime sensitive loans reflected a full year to date effect of a prime rate of 8.25% during 2007 versus a partial year in 2006, when prime was increasing from 7.25% at the beginning of the year. The Corporation's security portfolio had an average non-tax adjusted yield of 4.67% during the first six months of 2007,

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

compared to 4.51% for the same period in 2006, as new securities added to the portfolio reflected the increase in market rates over that same relative period, coupled with and secondarily, the increase in the variable rate mortgage backed securities.

The average rate paid on interest bearing liabilities for the second quarter of 2007 was 4.80% compared to 4.39% in the second quarter of 2006. The increase in average rate was due to the overall rate paid on interest bearing liabilities, primarily as a result of the increase in overall market interest rates. The rate paid on the total time deposit portfolio increased to 5.10% for the second quarter of 2007, from 4.62% for the same time period in 2006 and was driven by highly competitive interest rates paid among local financial institutions. The increase in the average rate for NOW and money market accounts for 2007 was primarily attributable to the introduction of a premium rate based NOW account, with the average rate moving to 3.78% during the second quarter of 2007 versus 2.37% in the second quarter of 2006. The average rate paid on savings also increased, moving to 2.45% for the second quarter of 2007 from 2.06% in the second quarter of 2006. The rate paid on FHLB advances and repurchase agreements increased to 4.24% in the second quarter of 2007 from 4.36% in the second quarter of 2006. The relative portion of this category contained higher levels of lower yielding repurchase agreements in 2007 compared to 2006. At June 30, 2007, the FHLB portfolio had a weighted average maturity of 4.1 years and an overall weighted average interest rate of 4.73%, which was 52 basis points below the current overnight federal funds rate. The average rate paid on the subordinated debenture decreased in the second quarter of 2007 to 8.13% from 9.33%. The overall rate paid on the subordinated debentures decreased due to the new $18.6 million issuance which bears interest at a rate of 6.71% compared to the rate payable on the the previously issued subordinated debentures which carried until redemption a rate equal to three month Libor plus 365 basis points, or an average rate equal to 9.01% for the second quarter..

The average rate paid interest bearing liabilities for the first six months of 2007 was 4.81% compared to 4.21% in the first six months of 2006. The increase in average rate was due to the overall rate paid on interest bearing liabilities and was due to the increase in overall market interest rates. The overall increase in interest bearing deposits and liabilities for the first six months ended June 30, 2007 over the same time period in 2006 was due to the same factors as mentioned above for the first quarter of 2007.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity, the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and six month periods ended June 30, 2007 and 2006. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees.

                                                        Three Months Ended June 30,
                                       -------------------------------------------------------------
                                                    2007                            2006
                                       -----------------------------   -----------------------------
                                                             Average                         Average
                                                  Interest     Rate               Interest     Rate
                                        Average    Income/   Earned/    Average    Income/   Earned/
                                        Balance    Expense     Paid     Balance    Expense     Paid
                                       --------   --------   -------   --------   --------   -------
                                                               (In thousands)
Assets
   Loans                               $365,327    $6,885     7.56%    $366,402    $6,710     7.35%
   Securities                           102,308     1,218     4.76       98,756     1,130     4.58
   Federal funds sold                     9,603       131     5.47        1,982        24     4.86
                                       --------    ------     ----     --------    ------     ----
Total Earning Assets/
   Total Interest Income                477,238     8,234     6.92      467,140     7,864     6.75
                                       --------    ------     ----     --------    ------     ----
Cash and due from banks                   7,203                           6,698
All other assets                         23,453                          22,587
                                       --------                        --------
Total Assets                           $507,894                        $496,425
                                       ========                        ========
Liabilities and Equity
   NOW and money market accounts        $63,292       597     3.78      $38,552       228     2.37
   Savings deposits                      11,785        72     2.45       11,269        58     2.06
   Time deposits                        217,328     2,765     5.10      259,664     2,989     4.62
   FHLB advances and repurchase
      agreements                        114,285     1,208     4.24      103,271     1,123     4.36
   ESOP loan                                 74         2     8.13          129         3     9.33
   Subordinated debentures               28,378       559     7.90       10,310       232     9.03
                                       --------    ------     ----     --------    ------     ----
Total Interest Bearing Liabilities/
   Total Interest Expense / Interest
      Rate Spread                       435,142     5,203     4.80      423,195     4,633     4.39
                                       --------    ------     ----     --------    ------     ----
Noninterest bearing demand deposits      33,938                          35,081
All other liabilities                     3,235                           2,451
Stockholders' equity                     35,579                          35,698
                                       --------                        --------
Total Liabilities and Stockholder's
   Equity                              $507,894                        $496,425
                                       ========                        ========
Net Interest Income                                $3,031                          $3,231
                                                   ======                          ======
Net Interest Spread                                           2.12%                           2.36%
                                                              ====                            ====
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                               2.55%                           2.77%
                                                              ====                            ====
Net Interest Margin
   (fully taxable equivalent)                                 2.72%                           2.91%
                                                              ====                            ====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                                        Six Months Ended June 30,
                                      -------------------------------------------------------------
                                                   2007                            2006
                                      -----------------------------   -----------------------------
                                                            Average                         Average
                                                 Interest     Rate               Interest     Rate
                                       Average    Income/   Earned/    Average    Income/   Earned/
                                       Balance    Expense    Paid      Balance    Expense     Paid
                                      --------   --------   -------   --------   --------   -------
                                                              (In thousands)
Assets
   Loans                              $369,354    $13,737    7.50%    $355,497    $12,738    7.23%
   Securities                           94,932      2,219    4.67       96,614      2,179    4.51
   Federal funds sold                   14,810        386    5.26        2,659         61    4.63
                                      --------    -------    ----     --------    -------    ----
Total Earning Assets/
   Total Interest Income               479,096     16,342    6.87      454,770     14,978    6.63
                                      --------    -------    ----     --------    -------    ----
Cash and due from banks                  7,226                           6,325
All other assets                        23,210                          22,383
                                      --------                        --------
Total Assets                          $509,532                        $483,478
                                      ========                        ========
Liabilities and Equity
   NOW and money market accounts      $ 62,331      1,193    3.86     $ 38,784        419    2.18
   Savings deposits                     12,818        162    2.55       11,929        127    2.15
   Time deposits                       229,621      5,799    5.09      248,394      5,429    4.41
   FHLB advances and repurchase
      agreements                       108,032      2,289    4.27      102,101      2,176    4.30
   ESOP loan                                82          4    9.84          136          5    7.41
   Subordinated debentures              24,129        953    7.96       10,310        447    8.74
                                      --------    -------    ----     --------    -------    ----
Total Interest Bearing Liabilities/
   Total Interest Expense/Interest
      Rate Spread                      437,013     10,400    4.80      411,654      8,603    4.21
                                      --------    -------    ----     --------    -------    ----
Noninterest bearing demand deposits     33,474                          33,876
All other liabilities                    3,011                           2,266
Stockholders' equity                    36,034                          35,682
                                      --------                        --------
Total Liabilities and Stockholder's
   Equity                             $509,532                        $483,478
                                      ========                        ========
Net Interest Income                               $ 5,942                         $ 6,375
                                                  =======                         =======
Net Interest Spread                                          2.07%                           2.42%
                                                             ====                            ====
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                              2.49%                           2.82%
                                                             ====                            ====
Net Interest Margin
   (fully taxable equivalent)                                2.66%                           2.96%
                                                             ====                            ====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

PROVISION FOR LOAN LOSSES

A $175,000 provision for loan losses was taken in the second quarter of 2007. This was an increase of $125,000 from the first quarter of 2007 and a $50,000 increase from the second quarter of 2006. The increased provision was due in part to estimated declines in real estate collateral values and is based upon management's review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. Net loan charge-offs for the first six months of 2007 totaled 18 basis points on an annualized basis. The allowance for loan losses was $3.7 million at June 30, 2007, or 1.02% of total loans versus $3.8 million or 1.04% at December 31, 2006.

NONINTEREST INCOME

Noninterest income in the second quarter of 2007 was $1.1 million, a decrease of $157,000 or 12.1%, compared to the second quarter of 2006. The decrease was largely due to a decrease in income from gains on the sale of residential mortgages which decreased $372,000, or 38.5%. Fiduciary income from trust services was $111,000 for the second quarter 2007, which was an increase of $46,000, or 70.8% from the second quarter of 2006 due to increases in assets under management of the Trust division of the Bank. Deposit service charge income of $92,000 increased 4.5% from small increases in service charge income over the same respective quarterly period. Net realized securities losses of $13,000 in the second quarter were related to sales of available for sale investments for restructuring purposes. The net change in fair values of those applicable financial instruments under the Fair Value Pronouncement SFAS 159 decreased $72,000 for the second quarter. The change in fair value was primarily attributable to a decrease in current relative market credit spreads versus the Corporation's subordinated debenture issuance in February 2007. The valuations of the instruments measured under fair value measurement SFAS 157 were measured under a market approach using matrix pricing for investment securities and the income approach on observable data for liabilities reported under the fair value option SFAS 159. Noninterest income from Wealth Management services, recorded in the category of other income, was $50,000 for the second quarter of 2007, compared to no fee income for the second quarter of 2006, as the division was being organized during this period. Net servicing fee income recorded from the recognition of mortgage servicing rights, net of amortization and servicing income was $209,000 for the second quarter of 2007 compared to no servicing related fee income as the Corporation started selling mortgages servicing retained in the third and forth quarter of 2006.

Noninterest income for the first six months of 2007 was $2.6 million, an increase of $59,000 or 2.4%, compared to the first six months of 2006. Fiduciary income of $198,000 increased $66,000, or 50.0% for the first six months of 2007 compared to the first six months of 2006. The increase in fiduciary income was related to increases in assets under management over the same respective time period. Deposit service charge income of $180,000 increased $10,000, or 5.9% from increased fees assessed to customers. The net change in fair value option for the first six months of 2007 was $156,000, reflecting the total of all net fair value changes of all financial instruments measured including interest rate swaps used as hedges. Mortgage banking income of $1.3 million for the first six months of 2007 decreased $472,000 from the first six months of 2006 due to lower gains on the sale of residential mortgages as a result of lower origination of residential mortgages sold on the secondary market. The slow down in new home purchases contributed to this decline. Other income of $694,000 increased $312,000, or 44.9% primarily from gains recorded on retention of mortgage servicing rights as outlined above.

NONINTEREST EXPENSE

Noninterest expense was $3.4 million for the second quarter of 2007, a decrease of 6.5% or $235,000 from the first quarter of 2006. Salaries, benefits and payroll taxes of $1.9 million, decreased $163,000, or 7.9%, primarily from a reduction in mortgage company origination commissions and continued emphasis on efficiency in staffing levels. Premises and fixed asset expense of $465,000 for the second quarter of 2007 remained relatively unchanged compared to $447,000 during the second quarter of 2006. While property taxes and other premises related costs increased $87,000 these increases were offset by a $69,000 reduction in mortgage loan production office expenses over the same time period. Other operating expense of $1.0 million decreased $90,000, or 8.0%, primarily attributable to a decrease in promotional, advertising and business development expense.

Noninterest expense was $6.9 million for the first six months of 2007, a decrease of 2.7%, or $191,000, largely for the reasons outlined in the second quarter.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

PROVISION FOR INCOME TAXES

The provision for federal income taxes of $59,000 for the second quarter of 2006 decreased $77,000 from the federal income tax provision for the second quarter of 2006. The decrease was primarily attributable to a higher level of tax exempt municipal bonds and bank owned life insurance (BOLI) over the same respective time period, coupled with a lower level of pretax income. The increase in cash surrender value of BOLI is exempt from federal income tax. The statutory tax rate of the Corporation is 34%.

The provision for federal income taxes of $220,000 for the six months ended June 30, 2006 decreased $93,000 over the first six months of 2006. The effective tax rate for the first six months of 2006 was 19.0% compared to 19.0% for the first six months of 2006. The difference in the effective rates is due to the relative percentage of tax-exempt income to the total pretax income, which would include both taxable and tax exempt income. The tax-exempt income as a percentage of total pretax income was 68.1%, compared to 50.8% for the six month periods ended June 30, 2007 and 2006, respectively.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table presents an analysis of our interest-sensitivity static gap position at June 30, 2006. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At June 30, 2006, we are considered slightly asset sensitive in the time interval of the first three months. We are also considered to be somewhat liability sensitive at the one year accumulated gap position.

                                              After Three   After One
                                    Within     Months But    Year But     After
                                     Three     Within One     Within       Five
                                    Months        Year      Five Years    Years      Total
                                   --------   -----------   ----------   -------   --------
                                                    (Dollars in thousands)
Interest earning assets:
   Federal funds sold and
      interest bearing cash        $     54    $      --     $     --    $    --   $     54
   Securities, including Trading     27,244        9,372       20,720     42,213     99,549
   FHLB stock                            --        4,540           --         --      4,540
   Portfolio loans and
      held for resale               131,725       65,659      149,769     22,307    369,460
                                   --------    ---------     --------    -------   --------
      Total                         159,023       79,571      170,489     64,520   $473,603
                                   --------    ---------     --------    -------   ========
Interest bearing liabilities:
   NOW and money market
      accounts                        2,702        6,284       23,901         --   $ 32,887
   Indexed money market              33,638           --           --         --     33,638
   Savings deposits                   1,130        2,261        7,913         --     11,304
   Jumbo time deposits               46,742       72,191       39,242     16,387    174,562
   Time deposits < $100,000          13,771       20,876        8,179      1,090     43,916
   Repurchase agreements             29,672           --           --         --     29,672
   FHLB advances                      9,999       10,870       31,327     33,200     85,396
   ESOP payable                          66           --           --         --         66
   Subordinated debentures           17,767           --           --         --     17,767
                                   --------    ---------     --------    -------   --------
      Total                         155,487      112,482      110,562     50,677   $429,208
                                   --------    ---------     --------    -------   ========
Interest rate sensitivity gap      $  3,536     ($32,911)    $ 59,927    $13,843
Cumulative interest rate
   sensitivity gap                              ($29,375)    $ 30,552    $44,395
Interest rate sensitivity gap
   ratio                               1.02         0.71         1.54       1.27
Cumulative interest rate
   sensitivity gap ratio                            0.89         1.08       1.10

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

The table below, as of March 31, 2007, based on the most recent available analysis, reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast. Interest rate risk is a potential loss of income and/or potential loss of economic value of equity. Rate sensitivity is the measure of the effect of changing interest rates on the Bank's net interest income or the net interest spread. The policy of the Bank shall be to risk no more than 10% of its net interest income in a changing interest rate scenario of +/- 200 basis points over a one-year simulation period. Furthermore, no more than 15% of net interest income can be projected at risk in a scenario of +/- 300 basis points over a one-year simulation period.

                                          Percentage Change
Interest Rate Scenario                 In Net Interest Income
----------------------                 ----------------------
Interest rates up 300 basis points             (1.24)%
Interest rates up 200 basis points               .02%
Interest rates up 100 basis points               .38%
Base case                                         --
Interest rates down 100 basis points             .96%
Interest rates down 200 basis points            2.41%
Interest rates down 300 basis points            4.01%

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 ("Act")) as of June 30, 2007, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Stock Repurchases - The following table sets forth information about the Corporation's purchases of its outstanding Common Stock during the quarter ended June 30, 2007.

                                                                                                   MAXIMUM NUMBER
                                                                                                  (OR APPROXIMATE
                                                                              TOTAL NUMBER OF     DOLLAR VALUE) OF
                                                                             SHARES (OR UNITS)   SHARES (OR UNITS)
                                                                             PURCHASED AS PART    THAT MAY YET BE
                                        TOTAL NUMBER OF     AVERAGE PRICE       OF PUBLICLY       PURCHASED UNDER
                                       SHARES (OR UNITS)   PAID PER SHARE   ANNOUNCED PLANS OR      THE PLANS OR
               PERIOD                    PURCHASED (1)        (OR UNIT)       PROGRAMS(2)&(3)     PROGRAMS(2) (3)
               ------                  -----------------   --------------   ------------------   -----------------
April 1, 2007 - April 30, 2007               11,800             11.15              11,800              61,550
May 1, 2007 - May 31, 2007                   43,500             10.47              43,500              18,050
June 1, 2007 - June 30, 2007                 84,500              9.89              84,500             126,839

(1) All shares reported in the above table were purchased through publicly announced share repurchase programs.

(2) On September 20, 2006, the Corporation a share repurchase program to repurchase up to 5% (192,887 shares) of its outstanding common stock in the open market or privately negotiated transactions over the next twelve month period. In June 2007, the Corporation completed this repurchase program.

(3) On June 7, 2007, the Corporation announced a new share repurchase program to repurchase up to 5% (193,289 shares) of its outstanding common stock in the open market or privately negotiated transactions over the next twelve month period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 17, 2007, Community Central Bank Corporation held its Annual Meeting of Stockholders ("Meeting"). The following matters were voted on at the Meeting.

Election of the following persons as directors of the Corporation for terms to expire in 2010:

NOMINEE             VOTES FOR   VOTES WITHHELD     TOTAL
-------             ---------   --------------   ---------
Salvatore Cottone   3,107,040       204,475      3,829,758
Dean S. Petitpren   3,110,636       200,879      3,829,758
Ronald R. Reed      3,110,663       200,852      3,829,758

The following are the names of the directors (and remaining term) whose term in office continued after the Meeting: Gebran S. Anton (2008); Joseph Catenacci
(2009); Celestina Giles (2009); Joseph F. Jeannette (2008); John W. Stroh, III
(2008) and David A. Widlak (2009).

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ITEM 5. OTHER INFORMATION.

Cash Dividend - On May 15, 2007, the Corporation's Board of Directors declared the Corporation's twenty-first quarterly cash dividend of $0.06 per common share, payable July 1, 2007, to shareholders of record June 1, 2007.

On July 18, 2007, Community Central Bank Corporation announced the departure of Ronald R. Reed, the President and CEO of the Corporation's subsidiary, Community Central Bank, to pursue other opportunities. As part of the full and final release and separation agreement, Mr. Reed will receive a lump sum distribution of $145,000 less applicable withholding taxes. Additionally, Mr. Reed will receive a lump sum distribution for unused vacation benefits of $11,087. The health care coverage in the form of COBRA will be paid for 18 months commencing upon the date of the agreement. Mr. Reed will also receive under a separate agreement $15,000 compensation for the reassignment of ownership of the company paid automobile lease. The total severance package is approximately $190,000 pretax and will be expensed in the third quarter of 2007. Additionally, the full and final release and separation agreement contains a covenant not to compete. The Corporation is in the process of determining the value of this asset, which will be amortized over the 19 month life of covenant.

ITEM 6. EXHIBITS.

See Exhibit Index attached.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2007

                                        COMMUNITY CENTRAL BANK CORPORATION


                                        By: /S/ DAVID A. WIDLAK
                                            ------------------------------------
                                            David A. Widlak;
                                            President and CEO
                                            (Principal Executive Officer)


                                        By:  /S/ RAY T. COLONIUS
                                             -----------------------------------
                                             Ray T. Colonius;
                                             Treasurer
                                             (Principal Financial and Accounting
                                             Officer)

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

10.5 2002 Incentive Plan is incorporated by reference to Exhibit 10.7 of the Corporation's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2001 (SEC File No. 000-33373)

10.6 Community Central Bank Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10.6 of the Corporation's Annual
          Report on Form 10-K filed with the SEC for the year ended December 31, 2006 (SEC File No. 000-33373)

10.7 Community Central Bank Death Benefit Plan is incorporated by reference to Exhibit 10.7 of the Corporation's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 (SEC File No.
          000-33373)

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

10.11 The foregoing description of the Separation Agreement is qualified in its entirety by reference to the complete terms and conditions of the Separation Agreement, which is attached as Exhibit 10.11 to this Quarterly Report on Form 10-Q and is incorporated herein by reference

11        Computation of Per Share Earnings

31.1      Rule 13a - 14(a) Certification (Chief Executive Officer)

31.2      Rule 13a - 14(a) Certification (Chief Financial Officer)

32        Rule 1350 Certifications