Form 10-Q
period 2007-09-30
COMMUNITY CENTRAL BANK CORP
filed 2007-11-13
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2007

                          Commission File No. 000-33373

                       COMMUNITY CENTRAL BANK CORPORATION
        (Exact name of small business issuer as specified in its charter)

                   Michigan                               38-3291744
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

Large accelerated filer       Accelerated filer       Non-accelerated filer  X
                        ---                     ---                         ---

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No  X
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                        Outstanding at November 9, 2007
                -----                        -------------------------------
             Common Stock                           3,736,579 Shares

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

                                                    September 30,   December 31,
                                                         2007           2006
                                                     (Unaudited)
                                                    -------------   ------------
                                                           (In thousands)
Assets
Cash and due from banks                               $  9,922        $ 11,026
Federal funds sold                                      16,700          13,700
                                                      --------        --------
   Cash and Cash Equivalents                            26,622          24,726

Trading securities at fair value option                 20,028              --
Securities available for sale, at fair value            65,000          80,916
Securities held to maturity, at amortized cost             984           1,017
FHLB stock                                               4,678           4,540
Residential mortgage loans held for sale                 3,218           3,441

Loans
   Commercial real estate                              250,554         236,399
   Commercial and industrial                            35,676          28,393
   Residential real estate                              59,599          72,517
   Home equity lines of credit                          19,553          17,614
   Consumer loans                                       10,382          11,666
   Credit card loans                                       697             693
                                                      --------        --------
   Total Loans                                         376,461         367,282
Allowance for credit losses                             (4,044)         (3,815)
                                                      --------        --------
   Net Loans                                           372,417         363,467
                                                      --------        --------
Net property and equipment                               8,768           9,225
Accrued interest receivable                              2,782           2,599
Other real estate                                          876             108
Goodwill                                                 1,381           1,381
Intangible assets, net of amortization                     115             145
Cash surrender value of Bank Owned Life insurance       10,385          10,163
Other assets                                             3,988           3,300
                                                      --------        --------
   Total Assets                                       $521,242        $505,028
                                                      ========        ========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED BALANCE SHEETS

                                                       September 30,   December 31,
                                                            2007           2006
                                                        (Unaudited)
                                                       -------------   ------------
                                                    (In thousands, except share data)
Liabilities
Deposits
   Noninterest bearing demand deposits                   $ 37,919        $ 33,331
   NOW and money market accounts                           70,567          59,339
   Savings deposits                                        15,025          10,569
   Time deposits                                          218,685         252,617
                                                         --------        --------
   Total deposits                                         342,196         355,856
                                                         --------        --------
Repurchase agreements and fed funds purchased              33,932          15,688
Federal Home Loan Bank advances ($11.0 million
   at fair value option at 9-30-2007)                      90,479          83,528
Accrued interest payable                                    1,180           1,257
Other liabilities                                           2,262           1,629
ESOP note payable                                              48              95
Subordinated debentures (at fair value option
   at 9-30-2007)                                           17,196          10,310
                                                         --------        --------
   Total Liabilities                                      487,293         468,363
                                                         --------        --------
Stockholders' Equity
   Common stock -- 9,000,000 shares authorized;
     3,696,886 shares issued and outstanding at
     9-30-2007 and 3,829,758 at 12-31-2006                 31,885          33,220
   Retained earnings                                        3,092           4,303
   Unearned employee benefit                                  (48)            (95)
   Accumulated other comprehensive (loss) income             (980)           (763)
                                                         --------        --------
   Total Stockholders' Equity                              33,949          36,665
                                                         --------        --------
Total Liabilities and Stockholders' Equity               $521,242        $505,028
                                                         ========        ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                   Three Months Ended   Nine Months Ended
                                                      September 30,       September 30,
                                                   ------------------   -----------------
                                                      2007     2006       2007     2006
                                                     ------   ------    -------   -------
                                                    (In thousands, except per share data)
Interest Income
   Loans (including fees)                            $7,177   $6,959    $20,914   $19,697
   Taxable securities                                   774      822      2,246     2,402
   Tax exempt securities                                350      335      1,097       934
   Federal funds sold                                   155      105        541       166
                                                     ------   ------    -------   -------
   Total Interest Income                              8,456    8,221     24,798    23,199
                                                     ------   ------    -------   -------
Interest Expense
   Deposits                                           3,607    3,706     10,761     9,681
   Repurchase agreements and fed funds purchased        245      117        638       305
   Federal Home Loan Bank advances                    1,038      995      2,934     2,983
   ESOP loan interest expense                             1        3          5         8
   Subordinated debentures                              315      244      1,268       691
                                                     ------   ------    -------   -------
   Total Interest Expense                             5,206    5,065     15,606    13,668
                                                     ------   ------    -------   -------
   Net Interest Income                                3,250    3,156      9,192     9,531
Provision for credit losses                             775       75      1,000       250
                                                     ------   ------    -------   -------
   Net Interest Income after Provision                2,475    3,081      8,192     9,281
                                                     ------   ------    -------   -------
Noninterest Income
   Fiduciary income                                     124       70        322       202
   Deposit service charges                              105       95        285       265
   Realized gains (losses) on available for sale
      securities                                        (31)      (3)       (44)       (3)
   Change in fair value of assets/liabilities
      carried at fair value under SFAS 159            1,005       --      1,161        --
   Mortgage banking income                              494      810      1,842     2,630
   Other income                                         138      283        832       665
                                                     ------   ------    -------   -------
   Total Noninterest Income                           1,835    1,255      4,398     3,759
                                                     ------   ------    -------   -------
Noninterest Expense
   Salaries, benefits, and payroll taxes              1,981    2,186      6,027     6,357
   Premises and fixed asset expense                     427      473      1,344     1,386
   Other operating expense                            1,077      951      2,980     2,924
                                                     ------   ------    -------   -------
Total Noninterest Expense                             3,485    3,610     10,351    10,667
                                                     ------   ------    -------   -------
   Income Before Taxes                                  825      726      2,239     2,373
Provision for income taxes                              228      116        448       429
                                                     ------   ------    -------   -------
   Net Income                                        $  597   $  610    $ 1,791   $ 1,944
                                                     ======   ======    =======   =======

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Per share data*:
   Basic earnings     $0.16   $0.15   $0.46   $0.48
   Diluted earnings   $0.16   $0.15   $0.46   $0.48
                      =====   =====   =====   =====
   Cash Dividends     $0.06   $0.06   $0.18   $0.18
                      =====   =====   =====   =====

*    Per share data has been retroactively adjusted for 2007 stock dividend.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                               Three Months Ended   Nine Months Ended
                                                  September 30,       September 30,
                                               ------------------   -----------------
                                                  2007    2006        2007     2006
                                                 ------   ----       ------   ------
                                                           (In thousands)
Net Income as Reported                           $  597   $610       $1,791   $1,944
Other Comprehensive Income, Net of Tax
   Change in unrealized losses on securities
   Available for sale                               434    (97)        (217)    (225)
                                                 ------   ----       ------   ------
Comprehensive Income                             $1,031   $513       $1,574   $1,719
                                                 ======   ====       ======   ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                            -------------------
                                                              2007       2006
                                                            --------   --------
                                                               (In thousands)
Operating Activities
   Net income                                               $  1,791   $  1,944
   Adjustments to reconcile net income to net cash flow
      from operating activities:
      Net amortization of security premium                       161        144
      Net gain on sales and call of securities                    44          3
      Net gain on financial instruments at fair value         (1,161)        --
      Provision for credit losses                              1,000        250
      Depreciation expense                                       532        531
      Deferred income tax expense                                272        216
      SFAS 123R option expense                                    22         17
      ESOP compensation expense                                   47         44
      (Increase) decrease in accrued interest receivable        (183)      (496)
      (Increase) decrease in other assets                     (2,118)      (452)
      Increase (decrease) in accrued interest payable            (77)       719
      Increase in other liabilities                              633        375
      Increase in loans held for sale                            223      1,558
                                                            --------   --------
   Net Cash Provided by Operating Activities                   1,186      4,853
Investing Activities
   Maturities, calls, sales and prepayments of securities
      available for sale                                      45,591     13,072
   Purchase of securities available for sale                 (30,338)   (26,347)
   Maturities, calls, sales and prepayment of trading
      securities                                               6,329         --
   Transfer to trading securities                            (26,642)        --
   Maturities, calls, and prepayments of held to maturity
      securities                                                  29         55
   Purchases of held to maturity securities                     (138)      (299)
   Increase in loans                                          (9,950)   (36,072)
   Purchases of property and equipment                           (75)      (877)
   Proceeds from sale of property and equipment                   60         --
                                                            --------   --------
   Net Cash Used in Investing Activities                     (15,134)   (50,468)
Financing Activities
   Net increase in demand and savings deposits                20,272      9,219
   Net (decrease) increase in time deposits                  (33,932)    41,837
   Net increase in borrowings                                 18,243      8,648
   Issuance of subordinated debentures                        18,557         --
   Redemption of subordinated debentures                     (10,310)        --
   FHLB advances                                              23,000     35,700
   Repayment of FHLB advances                                (16,000)   (41,700)
   Payment of ESOP debt                                          (47)       (44)
   Stock option exercise/award                                   131        235
   Cash dividends paid                                          (703)      (687)
   Repurchase of common stock                                 (3,367)      (175)
                                                            --------   --------
   Net Cash Provided (Used) by Financing Activities           15,844     53,033
                                                            --------   --------
Increase in Cash and Cash Equivalents                          1,896      7,418
Cash and Cash Equivalents at the Beginning of the Year        24,726     11,000
                                                            --------   --------
Cash and Cash Equivalents at the End of the Period          $ 26,622   $ 18,418
                                                            ========   ========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                            $ 15,683   $ 12,949
   Federal Taxes Paid                                       $    175   $    185
   Transfers from loans to other real estate owned          $    768   $    162
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

     The Corporation's Consolidated Balance Sheets are presented as of September 30, 2007 and December 31, 2006, and Consolidated Statements of Income and Comprehensive Income for the nine month periods ended September 30, 2007 and 2006, and Consolidated Statements of Cash Flow for the nine months ended September 30, 2007 and 2006. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

     The trust preferred securities may constitute up to 25% of tier I capital. Any amount in excess of this limit may be included as tier 2 capital. At September 30, 2007, $11.1 million of the the trust preferred issuance was included in the Corporation's tier 1 capital, with the remaining $6.9 million included in tier 2 capital.

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

     The Corporation did not issue options during the nine months ended September 30, 2007 or 2006. The total amount of options outstanding at September 30, 2007 was 313,313 shares at a weighted average exercise price of $9.03 per share. During the nine months ended September 30, 2007, 15,608 options were exercised at an exercise price of $6.79 per share. The Corporation recognized compensation expense, using the Black Scholes option-pricing model, of $7,000 and $22,000 for the third quarter and nine months ended September 30, 2007, respectively for the options vesting in 2007 based on the fair market value of the grant date. The net income and earnings per share for the third quarter and nine months ended September 30, 2006, on a pro forma basis, are disclosed for comparison below.

                                                      Three Months Ended   Nine Months Ended
                                                         September 30,       September 30,
                                                      ------------------   -----------------
                                                         2007    2006        2007     2006
                                                        -----   -----       ------   ------
                                                       (in thousands, except per share data)
Net income, as reported                                 $ 597   $ 610       $1,791   $1,944
Add: Stock-based employee compensation expense,
   net of related tax effects, included in reported
   net income                                              (7)     (6)         (22)     (18)
Deduct: Total stock-based employee and director
   compensation expense under fair value based
   methods of awards, net of related tax effects            7       6           22       18
                                                        -----   -----       ------   ------
Pro forma net income                                    $ 597   $ 610       $1,791   $1,944
                                                        =====   =====       ======   ======
Earnings per share
   Basic                                                $0.16   $0.15       $ 0.46   $ 0.48
   Diluted                                              $0.16   $0.15       $ 0.46   $ 0.48

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

6. New Accounting Pronouncements: We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. The adoption of FIN 48 had no affect on the financial statements. Should the accrual of any interest or penalties relative to unrecognized tax benefits be

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

     necessary, or the impact of the new Michigan Business Tax, we will record such accruals in our income tax accounts; no such accruals exist as of September 30, 2007, nor were deemed necessary.

The following table shows the balance sheet effect of the early adoption of SFAS 159.

                                            Balance Sheet        Net            Balance Sheet
                                             1/1/07 prior     adjustment         1/1/07 after
Description                                  to adoption    upon adoption   after adoption of FVO
-----------                                 -------------   -------------   ---------------------
                                                          (in thousands of dollars)
Securities                                      27,024          (447)               26,577
Federal Home Loan Bank Advances                (16,000)          247               (15,753)
Subordinated Debentures (a)                    (10,055)         (437)              (10,492)
                                               -------          ----               -------
Pretax cumulative effect of SFAS 159                            (637)
Increase in deferred tax asset                                   217
                                                                ----
Cumulative effect of adoption of SFAS 159
   (charged to retained earnings)                                420
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

The election of SFAS 159 treatment for the selected FHLB advances was based on management's choice to provide a natural hedge against the securities selected under SFAS 159. The FHLB advances were selected for the fair value option based on the maturity ranges within the FHLB portfolio of advances. All maturities within 18 months from the early adoption date of January 1, 2007 were selected regardless of the instruments' interest rates. The selected FHLB advances had a net unrealized gain position as of January 1, 2007 and March 31, 2007 and were selected solely as a natural balance sheet hedge for the investment portfolio elected under SFAS 159. The decrease in the unrealized loss position of the selected investments and the income recognized under SFAS 159 for the first three

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

months of 2007 was completely offset by a corresponding decrease in unrealized gains within the selected FHLB advances. In the second quarter of 2007, management reviewed the selected instruments, the changes in overall market interest rates, the treasury yield curve and the structure of the embedded call options of the investments. Management felt that FHLB advances alone would not accurately hedge the investments. In May 2007, the Corporation acquired an interest rate swap to better hedge the fair value of the portfolio. The notional value of the interest rate swap was $18 million for a duration of three years, which approximated the overall duration of the trading portfolio under SFAS 159. Under the interest rate swap the bank receives the three month libor rate and pays a fixed rate of 5.275%, which is the average weighted yield of the hedged portfolio at the inception of the interest rate swap. Additionally, should management and the ALCO committee, believe other balance sheet strategies will better position the Bank and Corporation, other transactions could be considered including the sale of investments classified under trading status. Management has no intent to extinguish any FHLB advances as they represent interest rates which are lower than current equivalent market rates. It is the intent of management for the foreseeable future to utilize fair value option on selected investment securities, or like kind dollars on disposal.

Subordinated Debentures:

Management elected the fair value option for both its subordinated debentures. Management considers the subordinated debentures a critical component for future growth and wishes to utilize interest rate swaps to hedge the risk of this longer term liability and critical form of regulatory capital. Under SFAS 159, hedge accounting has become less complex and therefore available to a community bank with limited resources. The subordinated debenture for $10.3 million that was issued in June 2002 and maturing June 2032, callable June 30, 2007, was an eligible instrument for the early adoption of the fair value option as of January 1, 2007. The pretax accumulated adjustment from the recognition of fair value on this instrument was $437,000. The carrying amount of the instrument included $255,000 in unamortized deferred issuance costs on the subordinated debenture which is included in the aforementioned pretax adjustment. Management has elected the fair value option on the subordinated debenture which was issued on February 13, 2007 for $18.6 million. Additionally, an interest rate swap for a like kind notional value was secured to reduce any volatility associated with the recognition of the fair value option under SFAS 159. Under the interest rate swap the Corporation has agreed to receive a fixed rate of 6.71% and pay Libor plus 170 basis points. The debenture carries an interest rate fixed for 10 years at 6.71%, and was originally based on a ten year treasury interest rate swap of 5.06%, plus 165 basis points and was prior to the settlement of the interest rate swap hedging market fluctuations.

Any reductions in overall carrying costs, aside from changes in fair value, occurring on any financial asset or liability measured under SFAS 157 and SFAS 159 during the first nine months of 2007 was the result of normal pay downs, maturities and calls of the various financial instruments. Management has the intent to utilize the fair value option on selected financial assets and liabilities on a go forward basis.

The valuations of the instruments measured under Fair Value Measurement SFAS 157 for the first nine months of 2007 were measured under a market approach using matrix pricing investment for investment securities and the income approach using observable data for the liabilities reported under the Fair Value Option SFAS 159. The inputs were observable for the assets and liabilities interest rate on commonly quoted intervals based on similar assets and liabilities.

In the third quarter the net change in the fair value of financial assets and liabilities as measured under the fair value option under Statement of Financial Accounting Standards (SFAS) 159, totaled $1.0 million on a pretax basis or $663,000 after tax. This increase was primarily attributable to a net unrealized increase in fair value on the Corporation's subordinated debenture which was issued for $18 million in February of this year and was an instrument chosen for this accounting treatment as part of the early adoption of this accounting standard. The dramatic widening market credit spreads experienced in the third quarter for trust preferred security issuances in the marketplace increased the relative fair value of this financial liability. The Corporation hedges and protects itself from changes in interest rates with an off balance sheet interest rate swap also accounted for under SFAS 159. The hedge does not cover changes in credit spreads which typically occur over longer time periods. Changes in market conditions are not predictable and changes in credit spreads will cause changes in the fair value of this instrument and a possible loss in income.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The table below contains the fair value measurement at September 30, 2007 using the identified valuations. Additionally, the changes in fair value for the nine month period ended September 30, 2007 for items measured at fair value pursuant to election of the fair value option.

                                                                                         Changes in fair value for
                                                                                             nine months ended
                                                                                        September 30, 2007 measured
                                                                                         At fair value pursuant to
                                                         Fair Value Measurement at       Election of the fair value
                                                            September 30, 2007                     Option
                                                     --------------------------------   ---------------------------
                                                       Fair Value   Significant Other      Other Gains or Losses
                                                     Measurements   Observable Inputs      in noninterest income
Description                                           09/30/2007        (Level 2)              pretax income
-----------                                          ------------   -----------------   ---------------------------
                                                                       (in thousands of dollars)
Trading Securities                                      20,028           20,028                      125
Interest rate swap hedging securities                     (201)            (201)                    (201)
Federal Home Loan Bank Advances                         10,951           10,951                     (199)
Subordinated Debentures                                 17,196           17,196                    1,361
Interest rate swap hedging subordinated debentures        (108)            (108)                    (108)
Redeemed subordinated debentures                            --              --                       183
                                                        ------           ------                    -----
                                                                                                   1,161
                                                                                                   =====

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at September 30, 2007 and December 31, 2006 and the results of operations for the three and nine months ended September 30, 2007 and 2006. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

EXECUTIVE SUMMARY

Community Central Bank Corporation is the holding company for Community Central Bank (the "Bank") in Mount Clemens, Michigan. The Bank opened for business in October 1996 and serves businesses and consumers across Macomb, Oakland, St. Clair and Wayne counties with a full range of lending, deposit, trust, wealth management, and Internet banking services. The Bank operates three full service facilities, in Mount Clemens, Rochester Hills and Grosse Pointe, Michigan. Community Central Mortgage Company, LLC, a subsidiary of the Corporation and Bank, operates locations servicing the Detroit metropolitan area, and northwest Indiana. River Place Trust and Community Central Wealth Management are divisions of Community Central Bank. Community Central Insurance Agency, LLC is a wholly owned subsidiary of Community Central Bank. The Corporation's common shares trade on The NASDAQ Global Market under the symbol "CCBD."

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

The Corporation has continued the strategy to diversify revenue from credit related sources through the growth in the Trust and Wealth Management division, which ended the quarter at $172 million in assets under management, up 9.8% from the prior year. The Corporation continues to build this component of the revenue base. Fiduciary income increased 77.1%, coupled with fees and commission income from wealth management which increased 371.4%, totaled $190,000 for the third quarter of 2007, compared with $84,000 the third quarter last year.

In the third quarter we made a provision for loan losses totaling $775,000, which was an increase of $700,000 from the third quarter last year. The increase was due in part to the declines in real estate collateral values and management's review of risks inherent in the loan portfolio. Nonperforming assets, including other real estate owned, have remained relatively stable, ending the quarter at 1.05% of total assets and just below last quarter's 1.06%. This was a slight increase compared to 0.96% at December 31, 2006. The Corporation continues to carefully monitor the loan portfolio in the difficult economic environment that has produced a depressed real estate market in the region. Net income was positively affected by the changes in fair value on certain financial instruments accounted for under the fair value option Statement of Accounting Standards 159 (SFAS 159). This change had a significant impact on our profit for the quarter and offset the higher loan loss provision.

Total loans increased $9.2 million or 2.5% from the beginning of the year. The slower growth was reflective of a change in loan mix, which is consistent with our strategic plan. Total commercial loans increased $21.4 million during the first nine month of 2007, with residential and other retail portfolios decreasing by $12.2 million through runoff and sales. The Corporation continues to focus on generation of core deposits. Noninterest bearing demand deposits increased $4.6 million or 13.8% compared to December 31, 2006, with much of the growth attributable to the Grosse Pointe Farms branch which opened in June of 2006. Total deposits of $342.2 million decreased $13.7 million during the first nine months of 2007. The decrease was substantially due to a $29.6 million decrease in jumbo time deposits. The decrease in jumbo time deposits was due to maturities of higher cost municipal and brokered deposits. Partially offsetting the decrease in jumbo time deposits was an increase of other deposits of $15.9 million representing noninterest bearing demand, money market and savings accounts.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ASSETS

At September 30, 2007, the Corporation's total assets were $521.2 million which was an increase of $16. 2 million, or 3.2% from December 31, 2006. Total loans of $376.5 million increased $9.2 million, or 2.5% for the first nine months of 2007. Increases in commercial real estate loans, commercial and industrial loans and home equity loans of $14.2 million, $7.2 million and $1.9 million, respectively, were offset by decreases in the residential mortgage portfolio of $12.9 million and the consumer portfolio of $1.3 million. The changes coincide with the Corporation's strategic plan to change the relative loan mix by reducing the portion of lower yielding residential mortgages and increasing the relative mix of higher yielding commercial loans. Additionally, management wishes to reduce those loan portfolios it believes are currently more sensitive to local economic conditions, and thereby avoid possible credit quality issues related to the portfolios. At September 30, 2007, the largest component of the total loan portfolio was commercial real estate which was $250.6 million, or 66.5% of the total loan portfolio. At September 30, 2007, commercial and industrial loans were $35.7 million, or 9.5% of the total loan portfolio. The residential mortgage portfolio was $59.6 million, or 15.8% of the total portfolio.

Most of the residential mortgage portfolio comprises adjustable rate mortgages, which represented $42.0 million, or 70.5%, of the total residential portfolio. Those residential mortgage loans the Corporation considered to be held for investment in the residential portfolio comprise both banking relationships and other attributes deemed to match with the Corporation's interest rate risk profile. Home equity lines of credit ("HELOC") totaled $19.6 million at September 30, 2007, an increase of $1.9 million from December 31, 2006. This portfolio product is tied to the Wall Street Journal prime interest rate. These loans are fully secured by real estate and are generally originated with loan to value ratios (including prior liens) up to 95% of the appraised value of the real estate. The consumer portfolio ended September 30, 2007 at $10.4 million, a decrease of $1.3 million, primarily from pay downs in the portfolio. The largest portion of the consumer loan portfolio comprises loans for marine craft. The Corporation's geographic proximity to Lake St. Clair and the lending experience in this area have been contributors to this segment of the portfolio. In 2005, the Corporation offered less competitive interest rates on marine craft loans to reduce exposure in the area. This change contributed to the decline in the overall consumer portfolio. At September 30, 2007, loans for marine craft comprised approximately $8.9 million, or 85.6% of the consumer portfolio and 2.4% of total loans. Credit card loans totaled $697,000 at September 30, 2007. The Corporation continues to book credit card loans as a customer accommodation and does not actively market this product.

Additionally, the Corporation had approximately $84.4 million in outstanding loans at September 30, 2007, to borrowers in the real estate rental and properties management industries, representing approximately 33.7% of the total commercial real estate portfolio. At September 30, 2007, this particular concentration of loans had no individual loans classified in nonaccrual status.

The major components of the loan portfolio for loans held for sale and loans in the portfolio are as follows:

                               September 30,      Percentage     December 31,     Percentage        Net        Net
                                    2007        of total loans       2006       of total loans     Change    Change %
                               -------------   ---------------   ------------   --------------   ---------   --------
                                                         (in thousands, except percentages)
Loans held for sale:
   Residential real estate        $  3,218                         $  3,441                         ($223)     (6.5%)
                                  ========        ========         ========         =====        ========     =====
Loans held in the portfolio:
   Commercial real estate         $250,554            66.5%        $236,399          64.4%       $ 14,155       6.0%
   Commercial and industrial        35,676             9.5           28,393           7.7           7,283      25.7
   Residential real estate          59,599            15.8           72,517          19.7         (12,918)    (17.8)
   Home equity lines                19,553             5.2           17,614           4.8           1,939      11.0
   Consumer loans                   10,382             2.8           11,666           3.2          (1,284)    (11.0)
   Credit cards                        697             0.2              693           0.2               4       0.6
                                  --------        --------         --------         -----        --------     -----
                                  $376,461           100.0%        $367,282         100.0%       $  9,179       2.5%
                                  ========        ========         ========         =====        ========     =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Total securities available for sale decreased $15.9 million from December 31, 2006 to $65.0 million at September 30, 2007. The decrease was partially attributable to the adoption of Financial Accounting Standards Fair Value Option SFAS 159. The Corporation reclassified a total of $27.0 million of available for sale securities as trading securities in the first quarter of 2007 under SFAS 159 and the classification of trading portfolio. This represented $20.0 million as of September 30, 2007. This decrease in the available for sale portfolio was partially offset by the addition of mortgage backed securities from the securitization of $8.2 million in mortgages comprising 15 year fixed rate loans. The average effective duration of the trading portfolio as of September 30, 2007 was approximately 2.13 years and an average life of 2.36 years, with a weighted average coupon rate of 4.99%. Management decided to classify the securities under SFAS 159 because of the characteristics of the instruments, which included the optionality and the ability of the Corporation to hedge the instruments utilizing above market value Federal Home Loan Bank advances. Furthermore, in adopting SFAS 159, the Corporation will be able to, in the future, utilize the fair value option on off balance sheet hedges and account for the hedges in a manner which is less complex than was previously available under GAAP. Other reasons influencing management's decision to classify the selected instruments under SFAS 159 include overall ALCO strategies and the shape of the treasury yield curve and management expectations on short term interest rates. The trading portfolio is primarily comprised of $16.3 million of U.S. Agency debentures with an effective duration of 2.0 years and $3.7 million in collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) with an effective duration of 2.7 years. All of the CMOs held in the trading portfolio pass the FFIEC stress test with relatively short average lives under differing rate scenarios. During the third quarter, the Corporation sold the municipal bond portfolio segment of this portfolio to reduce its exposure to alternative minimum tax considerations.

In May 2007, the Corporation acquired an interest rate swap to better hedge the fair value of the portfolio. The notional value of the interest rate swap was $18 million for a duration of three years, which approximated the overall duration of the trading portfolio under SFAS 159. Under the interest rate swap the bank receives the three month libor rate and pays a fixed rate of 5.275%, which is the average weighted yield of the hedged portfolio at the inception of the interest rate swap. The interest rate swap is accounted for under the Fair Value Option for Financial Assets and Liabilities (SFAS 159) and therefore no formal hedge accounting under SFAS 133 is applicable. The Corporation is currently reviewing the structure of the hedge and is considering restructuring a portion of the trading portfolio to better provide protection in a falling short term rate environment and provide protection to a lesser extent in a rising rate environment.

At September 30, 2007, the available for sale portfolio had net unrealized losses of $1.5 million or approximately 2.2% of the aggregate portfolio. At December 31, 2006, the net unrealized losses in the available for sale portfolio was $1.2 million. As of September 30, 2007, the available for sale portfolio comprised $3.6 million in US agency debentures, $29.2 million in bank qualified tax exempt municipal bonds, $31.7 million in US agency mortgage backed securities, including collateralized mortgage obligations and $483,000 in a CRA fund invested in mortgage backed obligations. The Corporation has the intent and ability to hold the securities classified under available for sale for the foreseeable future and declines in the fair value is primarily due to increased market interest rates.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

A summary of nonperforming assets is as follows:

                                                    September 30,   December 31,
                                                        2007            2006
                                                    -------------   ------------
                                                       (Dollars in thousands)
Nonaccrual loans:
   Commercial real estate                              $3,244          $2,711
   Commercial and industrial                              121             646
   Residential real estate                                642              --
   Home equity lines                                      132              --
   Consumer loans                                         255              --
   Credit cards                                            --              --
                                                       ------          ------
Total nonaccrual loans                                  4,394           3,357
Accruing loans delinquent more than 90 days:
   Commercial real estate                              $   --          $   --
   Commercial and industrial                               --              --
   Residential real estate                                 55             876
   Home equity lines                                       21             336
   Consumer loans                                         145             160
   Credit cards                                            --               1
                                                       ------          ------
Total accruing loans delinquent more than 90 days         221           1,373
                                                       ------          ------
Total nonperforming loans                               4,615           4,730
Other real estate owned
   Commercial real estate                                 319              --
   Residential real estate                                557             108
                                                       ------          ------
Total other real estate owned                             876             108
                                                       ------          ------
Total nonperforming assets                             $5,491          $4,838
                                                       ======          ======
Total nonperforming loans as a
   percentage of total loans                             1.23%          1.29%
                                                       ======          ======
Total nonperforming assets as a percentage
   of total assets                                       1.05%          0.96%
                                                       ======          ======

At September 30, 2007, nonperforming loans, which represents nonaccruing loans and those loans past due 90 days or more and still accruing interest, totaled $4.6 million compared to $4.7 million at December 31, 2006, a decrease of $115,000. Nonaccruing loans of $4.4 million increased $1.0 million from December 31, 2006. The increase in nonaccrual loans was partially attributable to the movement of loans previously classified as accruing loans delinquent more than 90 days to nonaccrual loans in the loan categories of residential mortgages comprising $642,000, home equity lines of credit totaling $132,000 and other consumer loans of $255,000. These consumer based loans were placed into nonaccrual status based on regular evaluations of delinquent loans. A determination was made of the collectability based on the borrower's ability to repay and real estate values, which have been declining in the Bank's geographic lending area as well as other collateral determinations.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table shows an analysis of the allowance for loans losses:

                                                       Nine Months Ended    Year Ended
                                                         September 30,     December 31,
                                                             2007               2006
                                                       -----------------   ------------
                                                            (Dollars in thousands)
Balance as beginning of the period                          $3,815            $3,580
Charge-offs:
   Commercial real estate                                      201                --
   Commercial and industrial                                   110               248
   Residential real estate                                     106                21
   Home equity lines                                           131                21
   Consumer loans                                              241                40
   Credit cards                                                 27                13
                                                            ------            ------
Total charge-offs                                             $816              $343
                                                            ------            ------
Recoveries:
   Commercial real estate                                       --                --
   Commercial and industrial                                     8                14
   Residential real estate                                      --                 8
   Home equity lines                                            --                --
   Consumer loans                                               33                 5
   Credit cards                                                  4                 1
                                                            ------            ------
Total recoveries                                               $45               $28
                                                            ------            ------
Net charge-offs (recoveries)                                   771               315
                                                            ------            ------
Provision charged to earnings                                1,000               550
                                                            ------            ------
Balance at end of the period                                $4,044            $3,815
                                                            ======            ======
Net charge-offs during the period to
   to average loans outstanding during the period on
   an annualized basis                                        0.28%             0.09%
Allowance as a percentage of total portfolio loans            1.07%             1.04%

The allowance for loan losses as a percentage of total loans remained relatively unchanged at September 30, 2007, compared to December 31, 2006. The Corporation performs a detailed quarterly review of the allowance for loan losses. The Corporation evaluates those loans classified as substandard, under its internal risk rating system, on an individual basis for impairment under SFAS 114. The level and allocation of the allowance is determined primarily on management's evaluation of collateral value, less the cost of disposal, for loans reviewed in this category. The remainder of the total loan portfolio is segmented into homogeneous loan pools with similar risk characteristics for evaluation under SFAS 5. The primary risk element considered by management regarding each consumer and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements concerning commercial and industrial loans and commercial real estate loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews existence of collateral and its value. The increased provision for the nine months ended September 30, 2007, over the full year 2006 was due in part to estimated declines in real estate collateral values and is based upon management's review of the risks inherent in the loan portfolio and the level of our allowance for loan losses.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

LIABILITIES

Total deposits of $342.2 million decreased $13.7 million during the first nine months of 2007. The decrease was substantially due to a $29.6 million decrease in time deposits $100,000 and over. The decrease in time deposits was due to maturities of higher cost municipal time deposits and brokered time deposits. Partially offsetting the decrease in time deposits was an increase of $20.3 million from December 31, 2006, in deposits, representing checking, NOW, money market and savings accounts. Noninterest bearing demand deposits increased $4.6 million for the first nine months of 2007 primarily due to increased growth from the Grosse Pointe branch. NOW accounts decreased $1.3 million during the same time period from seasonal fluctuations. Money market savings deposits totaled $57.8 million and increased $12.6 million. The growth in money market accounts was attributable to a new indexed money market product with a competitive interest rate tied to the six month Treasury bill. Total savings accounts increased $4.4 million due to short term deposit needs of the customer. Total time deposits under $100,000 decreased $4.3 million. The competitive rate environment amongst local financial institutions has made the Corporation decide in some cases not to raise the interest rate on the deposit product at the same frequency or level to match or exceed interest rates given by other local financial institutions. The Corporation continues to see competitive deposit rates offered by local financial institutions within the geographic proximity of the Bank, which could have the affect of increasing the cost of funds to a level higher than management projects. The Corporation continues to utilize wholesale forms of funding earning assets through the Federal Home Loan Bank and brokered CDs to balance both interest rate risk and the overall cost of funds. Brokered and internet CDs are based on nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for CD products has intensified and the Bank has found this type of whole funding to often effectively compete with the rates offered for similar term retail CD products of local community and regional banks.

The major components of deposits are as follows:

                               September 30,       Percentage      December 31,       Percentage         Net        Net
                                    2007       of total deposits        2006      of total deposits    Change    Change %
                               -------------   -----------------   ------------   -----------------   --------   --------
                                                                 (Dollars in Thousands)
Noninterest bearing demand        $ 37,919            11.1%          $ 33,331             9.4%        $  4,588     13.8%
NOW accounts                        12,731             3.7             14,084             3.9           (1,353)    (9.6)
Money market accounts               57,836            16.9             45,255            12.7           12,581     27.8
Savings deposits                    15,025             4.4             10,569             3.0            4,456     42.2
Time deposits under $100,000        41,322            12.1             45,608            12.8           (4,286)    (9.4)
Time deposits $100,000 and
   over                            177,363            51.8            207,009            58.2          (29,646)   (14.3)
                                  --------          ------           --------           -----         --------    -----
Total deposits                     342,196          100.00%           355,856           100.0%         (13,660)    (3.8%)
                                  ========          ======           ========           =====         ========    =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Short term borrowings at September 30, 2007 consisted of short term FHLB advances of $15.0 million and securities sold with an agreement to repurchase them the following day of $14.9 million. Following are details of our short term borrowings for the dates indicated:

                                                   September 30,   December 31,
                                                        2007           2006
                                                   -------------   ------------
                                                      (Dollars in thousands)
Amount outstanding at end of period
   Short-term repurchase agreements                   $14,932        $15,688
   Short-term FHLB advances                           $14,951        $14,000

Weighted average interest rate on ending balance
   Short-term repurchase agreements                      3.15%          3.15%
   Short-term FHLB advances                              4.29%          3.92%

Maximum amount outstanding at any month end
   during the period
   Short-term repurchase agreements                   $14,932        $21,832
   Short-term FHLB advances                           $21,000        $26,700

During the first quarter of 2007, the Corporation borrowed $19 million in a wholesale structured repurchase agreement with an interest rate tied to the three month Libor rate, less 250 basis points adjusted quarterly, until March 3, 2008 when the borrowing changes to a fixed interest rate of 4.95% until March 2, 2017. The repurchase agreement is callable quarterly after March 2, 2008.

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

FHLB advances outstanding at September 30, 2007 were as follows:

                              Fair Value      Face Value       Average rate
                           at end of period  of obligation   at end of period
                           ----------------  -------------   ----------------
                                         (Dollars in thousands)
Short-term FHLB advances        $14,951         $15,000            4.29%
Long-term FHLB advances          75,528          75,528            4.74%
                                -------         -------            ----
                                $90,479         $90,528            4.66%

The Corporation has elected early adoption of SFAS 159 for all FHLB advances maturing in 18 months from January 1, 2007, which represented $11 million in total. At September 30, 2007, the fair value of the selected advances was $11.0 million. The overall weighted yield of these FHLB advances was 3.71% at September 30, 2007. Management believes that the selected instruments will partially serve as a hedge for those securities recorded as trading from the transfer from available for sale under SFAS 159.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for possible deposit outflows, and managing interest rate risk require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by $63.3 million in available unsecured federal funds borrowing facilities, and a $150.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of September 30, 2007, unused commitments comprised $87.9 million. The Bank has $154.3 million in time deposits coming due within the next twelve months from September 30, 2007, which includes brokered, internet and municipal time deposits. At September 30, 2007, the Bank had $106.5 million in brokered certificates of deposit, of which $57.4 million is due within one year or less. Additionally, at September 30, 2007, municipal time deposits and internet time deposits were $28.5 million and $1.8 million, respectively. Municipal time deposits typically have maturities less than three months. $677,000 of internet certificates of deposit mature in one year or less.

The largest uses and sources of cash and cash equivalents for the Corporation for the nine months ended September 30, 2007, as noted in the Consolidated Statement of Cash Flow, were centered primarily on the uses of cash in investing activities. The uses of cash in investing activities of $15.1 million were largely due to the increase in available for sale securities, with the largest portion comprised of securitized mortgage loans. The largest segments of the net change in net cash provided by financing activities of $15.8 million, comprised of increases in demand and savings accounts of $20.3 million, other borrowing from wholesale repurchase agreements of $18.2 million, and the issuance of subordinated debentures of $18.6 million. Offsetting these increases in financing activities were decreases in time deposits of $33.9 million, and a decrease of $10.3 million from the redemption of the subordinated debenture due June 30, 2007. The net cash provided in operating activities was $1.2 million, which was largely attributable to net income of $1.8 million and in increase in the provision for loan losses of $1 million offset by an increase in other real estate owned of $768,000 and other assets of $1.3 million. Total cash and cash equivalents at the end of September 30, 2007 was $26.6 million, which was a increase of $8.2 million from December 31, 2006.

On August 15, 2007, the Corporation's Board of Directors declared the Corporation's twenty-second consecutive quarterly cash dividend of $0.06 per common share, payable October 1, 2007, to shareholders of record September 4, 2007.

Following are selected capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                          September 30,      December 31,    Minimum Ratio
                                               2007              2006         for Capital
                                         ---------------   ---------------      Adequacy         Ratio to be
                                         Capital   Ratio   Capital   Ratio      Purposes     "Well Capitalized"
                                         -------   -----   -------   -----   -------------   ------------------
Total capital to risk-weighted assets
   Consolidated                          $55,302   13.42%  $49,693   12.65%        8%                NA
   Bank only                              48,272   11.73%   47,486   12.11%        8%                10%

Tier I capital to risk-weighted assets
   Consolidated                          $44,344   10.76%  $45,878   11.68%        4%                NA
   Bank only                              44,228   10.75%   43,677   11.14%        4%                 6%

Tier I capital to average assets
   Consolidated                          $44,344    8.65%  $45,878    9.01%        4%                NA
   Bank only                              44,228    8.66%   43,671    8.60%        4%                 5%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Management believes that the current capital position as well as net income from operations, loan repayments and other sources of funds will be adequate to meet our short and long term liquidity needs. Management currently has no plans to raise additional capital.

The following table shows the changes in stockholders' equity for the three months ended September 30, 2007:

                                                                    Unearned   Accumulated Other
                                                Common   Retained   Employee     Comprehensive      Total
                                                Stock    Earnings   Benefits     Income/(Loss)     Equity
                                               -------   --------   --------   -----------------   -------
Beginning balance, January 1, 2007             $33,220   $ 4,303      ($95)          ($763)        $36,665
Cumulative effective of adoption of SFAS 159        --      (420)       --              --            (420)
Cash dividend                                       --      (703)       --              --            (703)
Stock dividend                                   1,879    (1,879)       --              --              --
Stock option exercise                              131        --        --              --             131
SFAS 123R expensing of options                      22        --        --              --              22
Net income                                          --     1,791        --              --           1,791
Release of ESOP shares                              --        --        47              --              47
Repurchase of common stock                      (3,367)       --        --              --          (3,367)
Change in unrealized gain/loss                      --        --        --            (217)           (217)
                                               -------   -------      ----           -----         -------
Balance September 30, 2007                     $31,885   $ 3,092      ($48)          ($980)        $33,949
                                               =======   =======      ====           =====         =======

Stockholder's equity was $33.9 million as of September 30, 2007. This was a decrease of $2.7 million from December 31, 2006. The decrease in stockholder's equity was primarily attributable to the repurchase of common stock totaling $3.4 million for the nine months ended September 30, 2007. Net income of $1,791,000 for the nine months of 2007 partially offset the decrease in retained earnings from the cash and stock dividend. Additional decreases in stockholder's equity occurred from the $420,000 charge to retained earnings from the adoption of Financial Accounting Standards "Fair Value Option" SFAS 159. The change in other comprehensive losses of $217,000 was due to the net change in after tax decreases in the available for sale security portfolio. Unrealized losses have not been recognized into income because the issuers' bonds are high credit quality. The Corporation has the intent and the ability to hold the securities for the foreseeable future and the decline in the fair value during the first nine months of 2007 was primarily due to increased market rates.

NET INTEREST INCOME

Net interest income for the third quarter of 2007 was $3.3 million, an increase of 3.0% from the third quarter of 2006. Net interest margin for the third quarter of 2007 was 2.83% compared to 2.72% for the second quarter of 2007 and 2.77% for the third quarter of 2006. Net interest margin increased 11 basis points over the second quarter of 2007, from the realignment of earning assets and the de-emphasis of time deposit funding. The increase in interest income for the third quarter of 2007 of $235,000 compared to the third quarter of 2006 was primarily due to the increased interest rates on loans from the repricing of fixed rate commercial mortgage loans up for renewal and secondarily from an increase in volume and rate on the investment portfolio. Increases in various categories of interest expense were primarily driven by increases in interest rates paid on deposits and other borrowings as the specific instrument was set to reprice or mature. The largest contributor to the growth in interest expense during the third quarter was due to the Corporation's issuance of $18 million of subordinated debentures. The Corporation also redeemed $10 million of previously issued subordinated debentures bearing a higher interest rate than the newly issued debentures, which will help reduce the cost of funds moving forward. The increase in interest expense of $141,000 or 2.8% for the third quarter of 2007 compared to the third quarter last year was primarily the result of rate related variances in time deposits of $181,000 for the same period. Additionally, volume related increases in interest expense from NOW, money market accounts and FHLB and repurchase accounts were offset by decreases in volume from time deposits. The increase in interest expense associated with FHLB advances and wholesale repurchase agreements

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

totaled $171,000 and were primarily related to volume, as the overall yield for on borrowings was 4.30% which was below our total weighted cost of funds.

Net interest income for the first nine months of 2007 was $9.2 million compared to $9.5 million for the first nine months of 2006. Net interest margin was 2.71% for the first nine months of 2007 compared to 2.89% for the nine months ended 2006.

The following table shows the dollar amount of changes in net interest income for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to changes in average balances (volume) or average rates for the periods shown. Variances that are jointly attributable to both volume and rate changes have been allocated to the volume component.

                                                     Three Months Ended         Nine Months Ended
                                                       September 30,              September 30,
                                                       2007 vs. 2006              2007 vs. 2006
                                                 ------------------------   --------------------------
                                                             Increase                     Increase
                                                          (Decrease) Due               (Decrease) Due
                                                           to Changes In               to Changes In
                                                         ----------------            -----------------
                                                          Volume                      Volume
                                                 Total   and Both    Rate    Total   and Both    Rate
                                                 -----   --------   -----   ------   --------   ------
                                                                     (In  thousands)
Earning Assets - Interest Income
   Loans                                         $ 218    $  19     $ 199   $1,217    $ 741     $  476
   Securities                                      (33)     (32)       (1)       7     (109)       116
   Federal funds sold                               50       60       (10)     375      367          8
                                                 -----    -----     -----   ------    -----     ------
      Total                                        235       47       188    1,599      999        600
                                                 -----    -----     -----   ------    -----     ------
Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                   413      317        96    1,188      865        323
   Savings deposits                                 (9)     (10)        1       26        2         24
   Time deposits                                  (503)    (685)      182     (134)    (972)       838
   FHLB and repo sweeps                            171      186       (15)     284      299        (15)
   ESOP                                             (2)      (1)       (1)      (3)      (4)         1
   Subordinated debentures                          71      133       (62)     577      617        (40)
                                                 -----    -----     -----   ------    -----     ------
      Total                                        141      (60)      201    1,938      807      1,131
                                                 -----    -----     -----   ------    -----     ------
Net Interest Income                              $  94    $ 107      ($13)   ($339)   $ 192      ($531)
                                                 =====    =====     =====   ======    =====     ======

The average yield earned on interest earning assets for the third quarter of 2007 was 6.96% compared to 6.82% for the third quarter of 2006. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment, was 7.63% during the third quarter of 2007 compared to 7.42% during the third quarter of 2006. The overall increase in the loan portfolio yield was due in part to the repricing of commercial real estate loans up for renewal. The Corporation typically originates commercial real estate loans for terms of 3 to 5 years with amortizations ranging from 10 to 25 years. The Corporation's security portfolio had an average non-tax adjusted yield of 4.66% during the third quarter of 2007, compared to 4.67% for the third quarter of 2006.

The average yield on earning assets for the first nine months of 2007 was 6.90% compared to 6.70% for the first nine months of 2006. The average yield on the total loan portfolio, which contains both loans held for sale and loans held for investment, was 7.55% for the nine months ended September 30, 2007 compared to 7.29% during the same period of 2006. The overall increase in the loan portfolio yield was due to the repricing of fixed rate commercial real estate loans up for renewal, coupled with an increase from prime sensitive loans, as prime sensitive loans reflected a full year to date effect of a prime rate of 8.25% during 2007 versus a partial year in 2006, when prime was increasing from 7.25% at the beginning of the year. The Corporation's security portfolio had an average non-tax adjusted yield

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

of 4.67% during the first nine months of 2007, compared to 4.56% for the same period in 2006, as new securities added to the portfolio reflected the increase in market rates over that same relative period, coupled with and secondarily, the increase in the variable rate mortgage backed securities.

The average rate paid on interest bearing liabilities for the third quarter of 2007 was 4.70% compared to 4.60% in the third quarter of 2006. The increase in average rate was due to the overall rate paid on interest bearing liabilities, primarily as a result of the increase in overall market interest rates, but was somewhat offset by the lower overall yield paid on the current subordinated debenture. The rate paid on the total time deposit portfolio increased to 5.12% for the third quarter of 2007, from 4.86% for the same time period in 2006 and was driven by highly competitive interest rates paid among local financial institutions. The increase in the average rate for NOW and money market accounts for 2007 was primarily attributable to the introduction of a premium rate based NOW account, with the average rate moving to 3.80% during the third quarter of 2007 versus 2.78% in the third quarter of 2006. The rate paid on FHLB advances and repurchase agreements decreased slightly to 4.30% in the third quarter of 2007 from 4.36% in the third quarter of 2006. The relative portion of this category contained higher levels of lower yielding repurchase agreements in 2007 compared to 2006. At September 30, 2007, the FHLB portfolio had a weighted average maturity of 4.0 years and an overall weighted average interest rate of 4.67%. The average rate paid on the subordinated debenture decreased in the third quarter of 2007 to 7.00% from 9.39% in the third quarter of 2006. The overall rate paid on the subordinated debentures decreased due to the new $18.6 million issuance which bears interest at a rate of 6.71% compared to the rate payable on the previously issued subordinated debentures which carried until redemption a rate equal to three month Libor plus 365 basis points, or an average rate equal to 9.39% for the third quarter of 2006. An interest rate swap with a notional value of $18.0 million carries an interest rate receivable of 6.71%, and an interest rate payable of 170 basis points over the three month Libor rate producing the overall yield noted in the table below of 7.04%.

The average rate paid interest bearing liabilities for the first nine months of 2007 was 4.76% compared to 4.35% in the first nine months of 2006. The increase in average rate was due to the overall rate paid on interest bearing liabilities and was due to the increase in overall market interest rates. The overall increase in interest bearing deposits and liabilities for the first nine months ended September 30, 2007 over the same time period in 2006 was due to the same factors as mentioned above for the third quarter of 2007.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity, the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and nine month periods ended September 30, 2007 and 2006. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees.

                                                      Three Months Ended September 30,
                                       -------------------------------------------------------------
                                                   2007                            2006
                                       -----------------------------   -----------------------------
                                                             Average                         Average
                                                  Interest     Rate               Interest     Rate
                                        Average    Income/   Earned/    Average    Income/    Earned/
                                        Balance    Expense     Paid     Balance    Expense     Paid
                                       --------   --------   -------   --------   --------   -------
                                                               (In thousands)
Assets
   Loans                               $373,056    $7,177     7.63%    $372,009    $6,959      7.42%
   Securities                            96,391     1,124     4.66       99,067     1,157      4.67
   Federal funds sold                    13,005       155     4.76        7,994       105      5.21
                                       --------    ------     ----     --------    ------      ----
Total Earning Assets/
   Total Interest Income                482,452     8,456     6.96      479,070     8,221      6.82
                                       --------    ------     ----     --------    ------      ----
Cash and due from banks                   7,689                           8,648
All other assets                         23,872                          23,020
                                       --------                        --------
Total Assets                           $514,013                        $510,738
                                       ========                        ========
Liabilities and Equity
   NOW and money market accounts        $70,547       675     3.80      $37,375       262      2.78
   Savings deposits                      11,113        66     2.36       12,788        75      2.33
   Time deposits                        221,948     2,866     5.12      275,136     3,369      4.86
   FHLB advances and repurchase
      agreements                        118,360     1,283     4.30      101,116     1,112      4.36
   ESOP loan                                 62         1     6.40          113         3      8.25
   Subordinated debentures               17,857       315     7.00       10,310       244      9.39
                                       --------    ------     ----     --------    ------      ----
Total Interest Bearing Liabilities/
   Total Interest Expense / Interest
      Rate Spread                       439,887     5,206     4.70      436,838     5,065      4.60
                                       --------    ------     ----     --------    ------      ----
Noninterest bearing demand deposits      36,757                          35,072
All other liabilities                     3,322                           2,758
Stockholders' equity                     34,047                          36,070
                                       --------                        --------
Total Liabilities and Stockholder's
   Equity                              $514,013                        $510,738
                                       ========                        ========
Net Interest Income                                $3,250                          $3,156
                                                   ======                          ======
Net Interest Spread                                           2.27%                            2.22%
                                                              ====                             ====
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                               2.68%                            2.62%
                                                              ====                             ====
Net Interest Margin
   (fully taxable equivalent)                                 2.83%                            2.77%
                                                              ====                             ====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                                     Nine Months Ended September 30,
                                      -------------------------------------------------------------
                                                  2007                            2006
                                      -----------------------------   -----------------------------
                                                            Average                         Average
                                                 Interest     Rate               Interest     Rate
                                       Average    Income/   Earned/    Average    Income/   Earned/
                                       Balance    Expense     Paid     Balance    Expense     Paid
                                      --------   --------   -------   --------   --------   -------
                                                               (In thousands)
Assets
   Loans                              $370,601    $20,914     7.55%   $361,061    $19,697     7.29%
   Securities                           95,423      3,343     4.67      97,440      3,336     4.56
   Federal funds sold                   14,202        541     5.09       4,457        166     4.98
                                      --------    -------     ----    --------     ------     ----
Total Earning Assets/
   Total Interest Income               480,226     24,798     6.90     462,958     23,199     6.70
                                      --------    -------     ----    --------     ------     ----
Cash and due from banks                  7,382                           7,108
All other assets                        23,434                          22,598
                                      --------                        --------
Total Assets                          $511,042                        $492,664
                                      ========                        ========
Liabilities and Equity
   NOW and money market accounts       $65,100      1,869     3.84     $38,328        681     2.38
   Savings deposits                     12,244        228     2.49      12,219        202     2.21
   Time deposits                       227,036      8,664     5.10     257,406      8,798     4.57
   FHLB advances and repurchase
      agreements                       111,513      3,572     4.28     101,769      3,288     4.32
   ESOP loan                                75          5     8.91         128          8     7.90
   Subordinated debentures              22,015      1,268     7.70      10,310        691     8.96
                                      --------    -------     ----    --------     ------     ----
Total Interest Bearing Liabilities/
   Total Interest Expense /
      Interest Rate Spread             437,983     15,606     4.76     420,160     13,668     4.35
                                      --------    -------     ----    --------     ------     ----
Noninterest bearing demand deposits     34,579                          34,260
All other liabilities                    3,115                           2,432
Stockholders' equity                    35,365                          35,812
                                      --------                        --------
Total Liabilities and Stockholder's
   Equity                             $511,042                        $492,664
                                      ========                        ========
Net Interest Income                               $ 9,192                          $9,531
                                                  =======                          ======
Net Interest Spread                                           2.14%                           2.35%
                                                              ====                            ====
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                               2.56%                           2.75%
                                                              ====                            ====
Net Interest Margin
   (fully taxable equivalent)                                 2.71%                           2.89%
                                                              ====                            ====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

PROVISION FOR LOAN LOSSES

A $775,000 provision for loan losses was taken in the third quarter of 2007. This was an increase of $600,000 from the second quarter of 2007 and a $700,000 increase from the third quarter of 2006. The increased provision was due in part to estimated declines in real estate collateral values and is based upon management's review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. The provision for credit losses for the nine months ended September 30, 2007 was $1.0 million compared to $250,000 for the nine months ended September 30, 2006. The increase in provision was attributable to those factors described above. Net loan charge-offs for the first nine months of 2007 totaled 28 basis points on an annualized basis. The allowance for loan losses was $4.0 million at September 30, 2007, or 1.07% of total loans versus $3.8 million or 1.04% at December 31, 2006.

NONINTEREST INCOME

Noninterest income in the third quarter of 2007 was $1.8 million, an increase of $580,000 compared to the third quarter of 2006. This increase was primarily attributable to a net change in the fair value of financial assets and liabilities as measured under the fair value option under Statement of Financial Accounting Standards (SFAS) 159, which totaled $1.0 million on a pretax basis or $663,000 after tax. This increase was primarily attributable to a net unrealized increase in fair value on the Corporation's subordinated debenture which was issued for $18 million in February of this year and was an instrument chosen for this accounting treatment as part of the early adoption of this accounting standard. The dramatic widening market credit spreads experienced in the third quarter for trust preferred security issuances in the marketplace increased the relative fair value of this financial liability. The Corporation hedges and protects itself from changes in interest rates with an off balance sheet interest rate swap also accounted for under SFAS 159. The hedge does not cover changes in credit spreads, which typically occur over longer time periods. Changes in market conditions are not predictable and changes in credit spreads will cause changes in the fair value of this instrument and a possible loss in income. The valuations of instruments measured under the fair value measurement SFAS 157 were measured under a market approach using matrix pricing for the investment securities and the income approach on observable data for financial liabilities reported under the fair value option SFAS 159. Income from the gains on the sale of residential mortgages of $494,000 decreased $316,000 from the third quarter, or 39.0% and was reflective of the decline in home sales experienced in the Midwest region. The Trust and Wealth Management division ended the quarter at $172 million in assets under management, up 9.8% from the prior quarter. Fiduciary income which increased 77.1%, coupled with fees and commission income from wealth management which increased 371.4%, totaled $190,000 for the third quarter of 2007, compared with $84,000 the third quarter last year. Deposit service charge income of $105,000, increased $10,000 or 10.5% for the third quarter ended 2007 compared to the same time period last year due to an increase in transactional accounts from the Grosse Pointe Branch location. Net unrealized losses of $31,000 for the third quarter of 2007 on the available for sale portfolio related to restructuring activities.

Noninterest income for the nine months ended 2007 was $4.4 million compared to $3.8 million for the nine months ended 2006. Fiduciary income of $322,000 increased $120,000, or 59.4% for the first nine months of 2007 compared to the first nine months of 2006. The increase in fiduciary income was related to increases in assets under management over the same respective time period. Deposit service charge income of $285,000 increased $20,000 or 7.5% due to new accounts primarily the result of the new branch location in Grosse Pointe Farms. The net change in the fair value option for the nine months ended September 30, 2007 was $1.2 million, reflecting the total of all net fair value changes of all financial instruments measured including interest rate swaps used as hedges. Mortgage banking income of $1.8 million for the nine months ended September 30, 2007 decreased $788,000 from the nine months ended September 30, 2006 due to lower gains on the sale of residential mortgages as the result of the continued decline in housing sales in the Southeastern Michigan area.

NONINTEREST EXPENSE

Noninterest expense was $3.5 million for the third quarter of 2007, a decrease of 3.5% or $125,000 from the third quarter of 2006. Salaries, benefits and payroll taxes decreased $205,000, or 9.4%, to $2.0 million primarily from a reduction in mortgage company origination commissions. The decrease over the prior period would have been larger, but it included a $108,000 net charge for severance costs related to the previously disclosed departure of the Bank's

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

President, Ronald Reed, and the departure of some mortgage company personnel. Mr. Reed's responsibilities were assumed by Mr. Widlak, the Corporation's Chief Executive Officer. Net occupancy expense of $427,000 decreased $46,000, or 9.7% compared to the third quarter of 2006 due to decreases in mortgage loan origination office locations during the comparable period. Other operating expense of $1.1 million increased $126,000 or 13.2% for the comparable quarterly period from increases in legal, audit and the scheduled increase in FDIC insurance premiums. Noninterest expense was $10.4 million for the first nine months of 2007, a decrease of 3.0% or $316,000 resulting primarily from reductions in salary and benefits.

PROVISION FOR INCOME TAXES

The provision for federal income taxes of $228,000 for the third quarter of 2007 increased $112,000 from the federal income tax provision for the third quarter of 2006. The increase was primarily attributable to a lower level of tax exempt municipal bonds and a slight decrease in bank owned life insurance (BOLI) income over the same respective time period. This was coupled with a higher level of pretax income over the respective period. The increase in cash surrender value of BOLI is exempt from federal income tax. The statutory tax rate of the Corporation is 34%.

The provision for federal income taxes of $448,000 for the nine months ended September 30, 2007 increased $19,000 over the first nine months of 2006. The effective tax rate for the first nine months of 2007 was 20.0% compared to 18.1% for the first nine months of 2006.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table presents an analysis of our interest-sensitivity static gap position at September 30, 2007. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At September 30, 2007, we are considered slightly liability sensitive in the time interval of the first three months. We are also considered to be somewhat liability sensitive at the one year accumulated gap position.

                                           After Three    After One
                                 Within     Months But    Year But     After
                                  Three     Within One     Within       Five
                                 Months        Year      Five Years    Years      Total
                                --------   -----------   ----------   -------   --------
                                                 (Dollars in thousands)
Interest earning assets:
   Federal funds sold and
      interest bearing cash     $ 16,700    $     --      $     --    $    --   $ 16,700
   Securities, including
      Trading                     21,449       8,401        21,567     36,080     87,497
   FHLB stock                        --        4,678            --         --      4,678
   Portfolio loans and
      held for resale            119,986      68,425       152,981     38,287    379,679
                                --------    --------      --------    -------   --------
      Total                      158,135      81,504       174,548     74,367   $488,554
                                ========    ========      ========    =======   ========
Interest bearing liabilities:
   NOW and money market
      accounts                    47,032       9,094        11,549      2,892   $ 70,567
   Indexed money market               --          --            --         --         --
   Savings deposits                  902       3,906        10,217         --     15,025
   Jumbo time deposits            46,845      74,827        55,691         --    177,363
   Time deposits < $100,000       10,619      21,978         8,725         --     41,322
   Repurchase agreements          33,932          --            --         --     33,932
   FHLB advances                   5,952       9,000        49,376     26,200     90,528
   ESOP payable                       48          --            --         --         48
   Subordinated debentures        18,557          --            --         --     18,557
                                --------    --------      --------    -------   --------
      Total                      163,887     118,805       135,558     29,092   $447,342
                                ========    ========      ========    =======   ========
Interest rate sensitivity gap    ($5,752)   ($37,301)     $ 38,990    $45,275
Cumulative interest rate
   sensitivity gap                          ($43,053)      ($4,063)   $41,212
Interest rate sensitivity gap
   ratio                           0.96         0.69          1.29       2.56
Cumulative interest rate
   sensitivity gap ratio                        0.85          0.99       1.09

The Bank also evaluates interest rate risk using a simulation model. The use of simulation models to assess interest rate risk is an accepted industry practice, and the results of the analysis are useful in assessing the vulnerability of the Bank's net interest income to changes in interest rates. However, the assumptions used in the model are oversimplifications and not necessarily representative of the actual impact of interest rate changes. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds of various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities, and changes in market conditions impacting loan and deposit volumes and pricing. These assumptions are inherently uncertain, and subject to fluctuation and revision in a dynamic environment. Therefore, the model cannot precisely estimate future net interest income or exactly predict the impact of higher or lower interest rates. Actual results may differ from simulated results due to, among other factors, the timing, magnitude, and frequency of interest rate changes, changes in market conditions and management's pricing decisions, and customer reactions to those decisions. The table does not include balance sheet adjustments recorded under the fair value option SFAS 159.

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

The table below, as of September 30, 2007, based on the most recent available analysis, reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast. Interest rate risk is a potential loss of income and/or potential loss of economic value of equity. Rate sensitivity is the measure of the effect of changing interest rates on the Bank's net interest income or the net interest spread. The policy of the Bank shall be to risk no more than 10% of its net interest income in a changing interest rate scenario of +/- 200 basis points over a one-year simulation period. Furthermore, no more than 15% of net interest income can be projected at risk in a scenario of +/- 300 basis points over a one-year simulation period.

                                       Percentage Change
       Interest Rate Scenario          In Net Interest Income
       ----------------------          ----------------------
Interest rates up 300 basis points             (2.61%)
Interest rates up 200 basis points             (1.10%)
Interest rates up 100 basis points             (0.43%)
Base case                                         --
Interest rates down 100 basis points            2.04%
Interest rates down 200 basis points            3.95%
Interest rates down 300 basis points            4.53%

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 ("Act")) as of September 30, 2007, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

No material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Stock Repurchases - The following table sets forth information about the Corporation's purchases of its outstanding Common Stock during the quarter ended September 30, 2007.

                                                                                       MAXIMUM
                                                                                      NUMBER (OR
                                                                     TOTAL NUMBER    APPROXIMATE
                                                                       OF SHARES    DOLLAR VALUE)
                                                                      (OR UNITS)      OF SHARES
                                                                       PURCHASED      (OR UNITS)
                                                          AVERAGE     AS PART OF     THAT MAY YET
                                          TOTAL NUMBER     PRICE       PUBLICLY      BE PURCHASED
                                           OF SHARES      PAID PER     ANNOUNCED      UNDER THE
                                           (OR UNITS)      SHARE       PLANS OR        PLANS OR
                PERIOD                   PURCHASED (1)   (OR UNIT)   PROGRAMS (3)    PROGRAMS (3)
                ------                   -------------   ---------   ------------   -------------
July 1, 2007 - July 31, 2007                     --           --            --         126,839
August 1, 2007 - August 31, 2007             40,655         8.26        40,655          86,184
September 1, 2007 - September 30, 2007       67,616         8.81        67,616          18,568

(1) All shares reported in the above table were purchased through publicly announced share repurchase programs.

(2) On June 7, 2007, the Corporation announced a share repurchase program to repurchase up to 5% (193,289 shares) of its outstanding common stock in the open market or privately negotiated transactions over the next twelve month period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Cash Dividend - On August 15, 2007, the Corporation's Board of Directors declared the Corporation's twenty-second quarterly cash dividend of $0.06 per common share, payable October 1, 2007, to shareholders of record September 4, 2007.

ITEM 6. EXHIBITS.

See Exhibit Index attached.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2007

                                         COMMUNITY CENTRAL BANK CORPORATION


                                         By: S/ DAVID A. WIDLAK
                                             -----------------------------------
                                             David A. Widlak;
                                             President and CEO
                                             (Principal Executive Officer)


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