Form 10-K
period 2007-12-31
COMMUNITY CENTRAL BANK CORP
filed 2008-03-31
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 2007        Commission File No. 000-33373

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

                                 (586) 783-4500
               (Registran's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------             -----------------------------------------
COMMON STOCK, NO PAR VALUE                        NASDAQ GLOBAL MARKET

           Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-Kis not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

                                                 Non-
                                              accelerated
                                               filer [ ]
   Large                                  (Do not check if a           Smaller
accelerated            Accelerated         smaller reporting          reporting
 filer [ ]              Filer [ ]              company)              company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates was approximately $24.4 million as of June 29, 2007 based on the price at which the common stock was last sold $9.45 on that date.

As of March 24, 2008, 3,732,081 shares of Common Stock of the issuer were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts I and II - Portions of Stockholder Report of the issuer for the year ended December 31, 2007. Part III - Portions of the Proxy Statement of the issuer for its April 15, 2008 Annual Meeting.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

                                     PART I

ITEM 1. BUSINESS

     Community Central Bank Corporation is the holding company for Community Central Bank (the "Bank") in Mount Clemens, Michigan. The Bank opened for business in October 1996 and serves businesses and consumers across Macomb, Oakland, St. Clair and Wayne counties with a full range of lending, deposit, trust, wealth management, and Internet banking services. The Bank operates three full service facilities, in Mount Clemens, Rochester Hills and Grosse Pointe, Michigan. Community Central Mortgage Company, LLC, a subsidiary of the Corporation and the Bank, operates locations servicing the Detroit metropolitan area and northwest Indiana. River Place Trust and Community Central Wealth Management are divisions of Community Central Bank. Community Central Insurance Agency, LLC is a wholly owned subsidiary of Community Central Bank.

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

     Our results of operations depend largely on net interest income. Net interest income is the difference in the interest income we earn on interest-earning assets, which comprise primarily commercial and residential real estate loans, and to a lesser extent commercial business and consumers loans, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings. Management strives to match the repricing characteristics of the interest-earning assets and interest-bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

     Our results of operations may also be affected by local and general economic conditions. The largest geographic segment of our customer base is in Macomb County, Michigan. The economic base of the County continues to diversify from the automotive service sector although the impact of the restructuring of the American automobile companies has a direct impact on southeastern Michigan. A slowdown in the local and statewide economy has produced increased financial strain on segments of our customer base. We have experienced increased delinquency levels and losses in our loan portfolio, primarily with residential developer loans, residential real estate loans and home equity and consumer loans. Further downturns in the local economy may affect the demand for commercial loans and related small to medium business related products. This could have a significant impact on how we deploy earning assets. The competitive environment among the Bank, other financial institutions and financial service providers in the Macomb, Oakland, Wayne and St. Clair counties of Michigan may affect the pricing levels of various deposit products. The impact of competitive rates on deposit products may increase our cost of funds and thus negatively impact net interest income. See "Management's Discussion and Analysis and Results of Operations" contained in our Annual Stockholder Report included as
Exhibit 13 to this 10-K.

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

     The addition of a new branch location in Grosse Pointe Woods, Michigan, which is anticipated to open this spring, will represent the second branch location in this upscale market of southeastern Michigan. The Corporation continues to work on cost controls throughout our organization as evidenced by total noninterest expense decreasing 4.5% in 2007. In 2007, the mortgage company subsidiary closed loan production offices in Rockford, Illinois and Raleigh, North Carolina whose origination activity was not commensurate with the level of overhead. The Bank and Corporation are both "well-capitalized" and have regulatory capital available for growth.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

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

     EMPLOYEES. As of December 31, 2007, the Corporation and its subsidiaries employed 81 full-time equivalent employees.

     COMPETITION. All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks, in Macomb County and the metropolitan Detroit area. The Bank, along with other commercial banks, competes with respect to its lending activities, and competes in attracting demand deposits with savings banks, savings and loan associations, insurance companies, small loan companies, credit unions and with the issuers of commercial paper and other securities, such as various mutual funds. Many of these institutions are substantially larger and have greater financial resources than the Bank.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

     EXECUTIVE OFFICERS. The following is a list of the executive officers of the Corporation and the Bank, together with their ages and their positions at December 31, 2007. Executive officers of the Corporation are elected annually by the Board of Directors to serve for the ensuing years and until their successors are elected and qualified.

                 Name and Position                   Position Held Since   Age
                 -----------------                   -------------------   ---
David A. Widlak
   President and CEO of Community Central                    2003           59
   Bank Corporation
   President and CEO Community Central Bank                  2007

Ray T. Colonius
   CFO and Corporate Treasurer of                            1999           50
   Community Central Bank Corporation and
   Community Central Bank

Sam A. Locricchio
   Executive. Vice President & Sr. Loan Officer of
   Community Central Bank                                    2003           58

ITEM 1A. RISK FACTORS

     You should carefully consider the following risk factors, together with the other information provided in the Stockholder Report on Form 10-K.

CHANGES IN ECONOMIC CONDITIONS OR INTEREST RATES MAY NEGATIVELY AFFECT OUR EARNINGS, CAPITAL AND LIQUIDITY.

     The results of operations for financial institutions, including our bank, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates we earn on investments and loans and the interest rates we pay on deposits and other interest-bearing liabilities. Substantially all our loans are to businesses and individuals in southeastern Michigan and any decline in the economy of this area could adversely affect us. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in these rates. At any given time, our assets and liabilities may be such that they are affected differently by a given change in interest rates.

OUR CREDIT LOSSES COULD INCREASE AND OUR ALLOWANCE FOR CREDIT LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOAN LOSSES.

     The risk of nonpayment of loans is inherent in all lending activities and nonpayment, if it occurs, may have a material adverse affect on our earnings and overall financial condition as well as the value of our common stock. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for credit and lease losses may not be sufficient to cover our losses, thereby having an adverse effect on our operating results, and may cause us to increase the allowance in the future. The actual amount of future provisions for credit losses cannot now be determined and may exceed the amount of past provisions. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for credit losses. These regulatory agencies may require us to increase our provision for credit losses or to recognize further loan or lease charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for credit losses could have a negative effect on our net income, financial condition and results of operations.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

A DOWNTURN IN THE REAL ESTATE MARKET COULD HURT OUR BUSINESS.

     Downturns in the real estate market hurt our business because many of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral is diminished, and we are more likely to suffer losses on defaulted loans. As of December 31, 2007, approximately 89% of the book value of our loan portfolio consisted of loans secured by various types of real estate. Substantially all of our real property collateral is located in Michigan. If there is a further decline in real estate values, especially in Michigan, the collateral for our loans will provide less security.

REPAYMENT OF OUR COMMERCIAL REAL ESTATE LOANS AND OUR COMMERCIAL AND INDUSTRIAL LOANS IS OFTEN DEPENDENT ON THE BORROWER'S BUSINESS, ITS CASHFLOW AND OUR COLLATERAL.

     Commercial real estate lending typically involves higher principal amounts than other types of lending, and the repayment of these loans may be dependent, in part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties, repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the project is reduced, the borrower's ability to repay the loan and the value of the security for the loan may be impaired.

     Repayment of our commercial and industrial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the value of the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Adverse changes in local economic conditions impacting our business borrowers can be expected to have a negative effect on our results of operations and capital.

DECLINE IN THE AVAILABILITY OF OUT-OF-AREA DEPOSITS COULD CAUSE LIQUIDITY OR INTEREST RATE MARGIN CONCERNS, OR LIMIT OUR GROWTH.

     We have utilized and expect to continue to utilize out-of-area or wholesale deposits to support our asset growth. These deposits are generally a lower cost source of funds when compared to the interest rates that we would have to offer in our local markets to generate a commensurate level of funds. In addition, the overhead costs associated with wholesale deposits are considerably less than the overhead costs we would incur to obtain and administer a similar level of local deposits. A decline in the availability of these wholesale deposits would require us to fund our growth with more costly funding sources, which could reduce our net interest margin, limit our growth, reduce our asset size or increase our overhead costs.

WE MAY EXPERIENCE DIFFICULTIES IN GENERATING OR RAISING SUFFICIENT CAPITAL TO SUPPORT OUR GROWTH.

     To sustain our continued growth, we require additional capital to fund our expanding lending and deposit gathering activities. New branches often experience a period of unprofitability due to the impact of overhead expenses and the start-up costs of generating loans and deposits. To the extent that we continue to open additional branches, we may experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of net income, return on average equity and return on average assets.

     In addition, we may acquire banks and related businesses that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage such growth. Acquiring other banks and businesses involves risks, including (i) dilution of existing stockholders; (ii) additional leverage and decreased liquidity; (iii) integration risks; (iv) performance risks of the business acquired; (v) diverting management's focus away from our core business; and (vi) entering into new markets or offering new products and services with which management has limited prior experience.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

WE RELY HEAVILY ON OUR MANAGEMENT AND OTHER KEY PERSONNEL, AND THE LOSS OF ANY OF THEM MAY ADVERSELY EFFECT OUR OPERATIONS.

     The Corporation and subsidiaries continue to be dependent upon the services of our management team, including the executive officers named in Part I of this Form 10-K and other senior managers and commercial lenders. Losing one or more members of management could adversely affect our operations. The Corporation has key man life insurance in the form of Bank Owned Life Insurance on selected executive officers, but this insurance is only applicable on the death of one or more of these individuals.

OUR FUTURE SUCCESS IN DEPENDENT ON OUR ABILITY TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE BANKING INDUSTRY.

     We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, thrifts, credit unions, investment banks and other financial institutions as well as other entities which provide financial services. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as we are. Most of our competitors have been in business for many years, have established customer bases, are larger, and have substantially higher lending limits than we do. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

OUR ARTICLES OF INCORPORATION AND BY-LAWS AND MICHIGAN LAWS CONTAIN CERTAIN PROVISIONS THAT COULD MAKE A TAKEOVER MORE DIFFICULT.

     Our articles of incorporation and by-laws, and the laws of Michigan, include provisions which are designed to provide our board of directors with time to consider whether a hostile takeover offer is in the best interest of the Corporation and our shareholders. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control. The provisions also could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then-current price for our common stock. These provisions could also prevent transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

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

     Our common stock is traded on the NASDAQ Global Market under the symbol "CCBD." The development and maintenance of an active public trading market depends upon the existence of willing buyers and sellers, the presence of which is beyond our control. While we are a publicly-traded company, the volume of trading activity in our stock is still relatively limited. Even if a more active market develops, there can be no assurance that such a market will continue, or that our shareholders will be able to sell their shares at or above the offering price.

ITEM 2. PROPERTIES

     The Corporation owns two facilities, its main branch office facility and its corporate and bank headquarters, located in the downtown business district of Mount Clemens, Michigan. The main branch office location contains a full service branch and houses our IT operations. The corporate headquarters houses our executive officers and administrative office staff, as well as commercial lending, trust, wealth management and the mortgage company operations. The Corporation leases two operational full service branch locations in Rochester Hills and Grosse Pointe Farms, Michigan and recently started leasing an additional site location located in Grosse Pointe Woods, Michigan for its newest full service branch, which is expected to open in the second quarter of 2008. The Corporation will have two full service branches located within the Grosse Pointe, Michigan area. The Rochester Hills branch lease has 6 years remaining on its initial term, with a 10 year renewal option. The Grosse Pointe branch location which opened in June 2006 has a 10 year lease with a 10 year renewal option. The lease for the new Grosse Pointe Woods location is for a 10 year term with a 10 year renewal option. The mortgage company, a subsidiary of the Corporation and the Bank, has a loan production office located in Mount Clemens, to serve the Detroit metropolitan areas. Additionally, the mortgage company operates an office in Merrillville, Indiana, with a short-term lease.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Corporation and the Bank may be involved in various legal proceedings that are incidental to their business. In the opinion of management, neither the Corporation nor the Bank is a party to any current legal proceedings that are material to the financial condition of the Corporation or the Bank, either individually or in the aggregate.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The information shown under the caption "Stockholder Information" on page 65 of the Stockholder Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference. See Part III, Item 12 of the Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

STOCK REPURCHASES

     The following table sets forth information about the Corporation's purchases of its outstanding Common Stock during the quarter ended December 31, 2007.

                                                                                                       MAXIMUM NUMBER (OR
                                                                                   TOTAL NUMBER OF     APPROXIMATE DOLLAR
                                                                                  SHARES (OR UNITS)     VALUE) OF SHARES
                                                                                  PURCHASED AS PART      (OR UNITS) THAT
                                         TOTAL NUMBER OF                             OF PUBLICLY      MAY YET BE PURCHASED
                                        SHARES (OR UNITS)    AVERAGE PRICE PAID    ANNOUNCED PLANS     UNDER THE PLANS OR
                PERIOD                    PURCHASED (1)     PER SHARE (OR UNIT)    OR PROGRAMS (2)        PROGRAMS (2)
                ------                  -----------------   -------------------   -----------------   --------------------
October 1, 2007 - October 31, 2007               --                   --                   --                18,568
November 1, 2007 - November 30, 2007          2,498                 7.41                2,498                16,070
December 1, 2007 - December1 31, 2007         3,000                 7.16                3,000                13,070

     (c) All shares reported in the above table were purchased in the open market through publicly announced share repurchase programs.

(2) On June 7, 2007, the Corporation announced a share repurchase program to repurchase up to 5% (193,289 shares) of its outstanding common stock in the open market or privately negotiated transactions over the next twelve month period. No stock repurchase plans or programs expired or were terminated by the Corporation during the quarter.

ITEM 6. SELECTED FINANCIAL DATA

     The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 46 and 47 of the Stockholder report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 43 to 64 of the Stockholder Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 62 to 64 of the Stockholder report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information presented under the captions "Consolidated Balance Sheet," "Consolidated Statement of Income," "Consolidated Statement of Comprehensive Income," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flow," and "Notes to Consolidated Financial Statements," on pages 1 through 42 of the Stockholder Report filed as Exhibit 13 to this Form 10-K, as well as the Report of Independent Registered Public Accounting Firm of Plante & Moran, PLLC, dated March 17, 2008, included in the Stockholder Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2007, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Principal Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

(b) Management's Report on Internal Control Over Financial Reporting: Management of Community Central Bank Corporation and its subsidiary (the "Corporation") is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Corporation's system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent liabilities in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the Corporation's systems of internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control * Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Corporation maintained effective internal control over financial reporting based on those criteria.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

     (c) Changes in Internal Control Over Financial Reporting: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     DIRECTORS. The information presented under the caption "Election of Directors - Information about Directors and Nominees as Directors" in the Proxy Statement of the Corporation for its Annual Meeting of Stockholders to be held on April 15, 2008, (the "Proxy Statement"), a copy of which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.

     EXECUTIVE OFFICERS. Information concerning Executive Officers of the Corporation is presented under the caption "Executive Officers" in Part I of this Form 10-K and is incorporated herein by reference.

     AUDIT COMMITTEE FINANCIAL EXPERT. Information concerning the Corporation's "audit committee financial expert" is presented under the caption "Board Meetings, Board Committees and Corporate Governance Matters - `Independent' Directors" in the Proxy Statement and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The information presented under the captions "Executive Compensation," and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information presented under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

     The following table provides information as of December 31, 2007 with respect to shares of Corporation's common stock that may be issued under our existing equity compensation plans and arrangements, which include the Corporation's 1996 Employee Stock Option Plan, 1999 Stock Option Plan for Directors, 2000 Employee Stock Option Plan and 2002 Incentive Plan, as amended. Each of these plans has been approved by the Corporation's stockholders and filed with the SEC. All amounts in the table have been adjusted to reflect the effects of stock dividends paid by the Corporation.


                                               Number of                                   Number of securities
                                              securities                                  remaining available for
                                             to be issued          Weighted-average       future issuance under
                                           upon exercise of       exercise price of     equity compensation plans.
                                          outstanding Option,    outstanding options,      (excluding securities
                                         warrants and rights.   warrants and  rights.    reflected in column (a)).
Plan Category                                     (a)                    (b)                        (c)
-------------                            --------------------   ---------------------   --------------------------
Equity Compensation plans approved by
   security holders                             286,993                 $9.10                     110,561
Equity compensation plans not approved
   by security holders                             None                  None                        None
                                                -------                 -----                     -------
Total                                           286,993                 $9.10                     110,561

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     The information presented under the captions "Board Meetings, Board Committees and Corporate Governance Matters" and "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information presented under the caption "Selection and Relationship with Independent Auditor" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a)(1) Financial Statements. The following financial statements and reports of Independent Registered Public Accounting Firm of Community Central Bank Corporation are filed as part of this report:

          Reports of Independent Registered Public Accounting Firm dated March 17, 2008

          Consolidated Balance Sheet - December 31, 2007 and 2006

          Consolidated Statement of Income for each of the three years in the period ended December 31, 2007

          Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 2007

          Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2007

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

          Consolidated Statement of Cash Flow for each of the three years in the period ended December 31, 2007

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

     3.2 Bylaws, as amended, of the Corporation are incorporated by reference to Exhibit 3 of the Corporation's Current Report on Form 8-Kfiled on September 19, 2007 (SEC File No. 000-33373).

     4.1 Specimen stock certificate of Community Central Bank Corporation is incorporated by reference to Exhibit 4.2 of the Corporation's Registration Statement on Form SB-2 (SEC File No. 333-04113).

     10.1 1996 Employee Stock Option Plan is incorporated by reference to
          Exhibit 10.1 of the Corporation's Registration Statement on Form SB-2 (SEC File No. 333-04113).

     10.2 2000 Employee Stock Option Plan is incorporated by reference to
          Exhibit 10.6 of the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000 (SEC File No. 000-33373).10.3 2002
          Incentive Plan is incorporated by reference to Exhibit 10.7 of the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001 (SEC File No. 000-33373).10.4 Community Central Bank Supplemental Executive Retirement Plan, as amended, and Individual Particpant Agreements are incorporated by reference to Exhibit 10.6 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-33373).

     10.5 Community Central Bank Death Benefit Plan, as amended, is incorporated by reference to Exhibit 10.7 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-33373).

     10.6 Form of Incentive Stock Option Agreement incorporated by reference to
          Exhibit 99.1 of the Corporation's Current Report on Form 8-K filed on March 25, 2005. (SEC File No. 000-33373)

     10.7 Form of Non-qualified Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Corporation's Current Report on Form 8-K filed on January 17, 2006. (SEC File No. 000-33373)

     10.8 Summary of Current Director Fee Arrangements is incorporated by reference to Exhibit 10.10 of the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2004. (SEC File No. 000-33373)

     10.9 Form of Separation Agreement entered into between Community Central Bank and Ronald Reed is incorporate by reference to Exhibit 10.11 of the Corporation's Current Report on Form 8-K filed on Auguast 14, 2008. (SEC File No. 000-33373)

     11   Computation of Per Share Earnings

     13 2007 Stockholder Report (Except for the portions of the 2007 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2007 Stockholder Report of the Corporation shall not be deemed filed as a part hereof.)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

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

     31.1 Rule 13a - 14(a) Certification (Chief Executive Officer)

     31.2 Rule 13a - 14(a) Certification (Chief Financial Officer)

     32   Rule 1350 Certifications

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2008:

                                        COMMUNITY CENTRAL BANK CORPORATION


                                        /S/ DAVID A. WIDLAK
                                        ----------------------------------------
                                        David A. Widlak; President and
                                        Chief Executive Officer
                                        (Duly authorized officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2008:


/S/ GEBRAN S. ANTON                     /S/ JAMES T. MESTDAGH
-------------------------------------   ----------------------------------------
Gebran S. Anton; Director               James T. Mestdagh; Director


/S/ JOSEPH CATENACCI                    /S/ DEAN S. PETITPREN
-------------------------------------   ----------------------------------------
Joseph Catenacci; Director              Dean S. Petitpren; Chairman Director


/S/ SALVATORE COTTONE                   /S/ JOHN W. STROH, III
-------------------------------------   ----------------------------------------
Salvatore Cottone; Director             John W. Stroh, III; Director


/S/ CELESTINA GILES                     /S/ DAVID A. WIDLAK
-------------------------------------   ----------------------------------------
Celestina Giles; Director               David A. Widlak; President and Chief
                                        Executive Officer and Director
                                        (principal executive officer)
/S/ JOSEPH F. JEANNETTE
-------------------------------------
Joseph F. Jeannette; Director


/S/ RAY T. COLONIUS
-------------------------------------
Ray T. Colonius, CFO and Treasurer
(principal financial and accounting officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
-------   ----------------------------------------------------------------------
  11      Computation of Per Share Earnings

  13      2007 Stockholder Report. Except for the portions of the 2007
          Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2007 Stockholder Report of the
          Corporation shall not be deemed filed as a part hereof.

  21      List of subsidiaries of the Corporation

  23      Consent of Independent Registered Public Accounting Firm

  31.1    Rule 13a - 14(a) Certification (Chief Executive Officer)

  31.2    Rule 13a - 14(a) Certification (Chief Financial Officer)

  32      Rule 1350 Certification