Form 10-Q
period 2008-03-31
COMMUNITY CENTRAL BANK CORP
filed 2008-05-15
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 2008

                          Commission File No. 000-33373

                       COMMUNITY CENTRAL BANK CORPORATION
        (Exact name of small business issuer as specified in its charter)

             Michigan                                             38-3291744
   (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

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

         Large accelerated filer [ ]              Accelerated filer         [ ]
         Non-accelerated filer   [ ]              Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Class                                            Outstanding at May 12, 2008
    -----                                            ---------------------------
Common Stock                                               3,732,081 Shares

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                     March 31,
                                                        2008      December 31,
                                                    (Unaudited)       2007
                                                    -----------   ------------
                                                          (In thousands)
Assets
Cash and due from banks                              $  8,530       $  6,183
Federal funds sold                                     16,500          3,000
                                                     --------       --------
   Cash and Cash Equivalents                           25,030          9,183
                                                     --------       --------
Trading securities at fair value option                17,987         20,115
Securities available for sale, at fair value           75,644         66,809
Securities held to maturity, at amortized cost          1,886            977
FHLB stock                                              5,727          5,527
Residential mortgage loans held for sale                3,884          4,848

Loans
   Commercial real estate                             269,188        264,685
   Commercial and industrial                           32,508         33,039
   Residential real estate                             59,282         60,799
   Home equity lines of credit                         19,996         20,906
   Consumer loans                                       9,585          9,754
   Credit card loans                                      727            729
                                                     --------       --------
   Total Loans                                        391,286        389,912
Allowance for credit losses                            (6,855)        (6,403)
                                                     --------       --------
   Net Loans                                          384,431        383,509
                                                     --------       --------
Net property and equipment                              9,122          8,704
Accrued interest receivable                             2,598          2,535
Other real estate                                       2,378            854
Goodwill                                                1,381          1,381
Intangible assets, net of amortization                    100            107
Cash surrender value of Bank Owned Life insurance      10,651         10,514
Other assets                                            5,916          5,242
                                                     --------       --------
   Total Assets                                      $546,735       $520,305
                                                     ========       ========

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED BALANCE SHEETS

                                                       March 31,
                                                          2008      December 31,
                                                      (Unaudited)      2007
                                                      -----------   ------------
                                                   (In thousands, except share data)
Liabilities

Deposits
   Noninterest bearing demand deposits                 $ 36,969       $ 31,647
   NOW and money market accounts                         50,858         53,467
   Savings deposits                                     11,698`          9,326
   Time deposits                                        248,301        234,195
                                                       --------       --------
   Total deposits                                       347,826        328,635
                                                       --------       --------
Repurchase agreements and fed funds purchased            29,906         32,659
Federal Home Loan Bank advances ($5.0 million
   at fair value at 3-31-08 and 12-31-07)               114,515        104,495
Accrued interest payable                                  1,297          1,018
Other liabilities                                         3,187          2,637
ESOP note payable                                            23             36
Subordinated debentures (all instruments at
   fair value)                                           16,170         17,597
                                                       --------       --------
   Total Liabilities                                    512,924        487,077
                                                       --------       --------
Stockholders' Equity
   Common stock -- 9,000,000 shares authorized;
      3,741,594 shares issued and outstanding at
      3-31-2008 and 3,733,081 at 12-31-2007              32,078         32,071
   Retained earnings                                      1,812          1,797
   Unearned employee benefit                                (23)           (36)
   Accumulated other comprehensive (loss) income            (56)          (604)
                                                       --------       --------
   Total Stockholders' Equity                            33,811         33,228
                                                       --------       --------
Total Liabilities and Stockholders' Equity             $546,735       $520,305
                                                       ========       ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                        Three Months
                                                      Ended March 31,
                                                      ---------------
                                                       2008     2007
                                                      ------   ------
                                                   (In thousands, except
                                                       per share data)
Interest Income
   Loans (including fees)                             $6,491   $6,852
   Taxable securities                                    826      667
   Tax exempt securities                                 229      334
   Federal funds sold                                    255      255
                                                      ------   ------
   Total Interest Income                               7,801    8,108
                                                      ------   ------
Interest Expense
   Deposits                                            3,381    3,720
   Repurchase agreements and fed funds purchased         230      160
   Federal Home Loan Bank advances                     1,226      921
   ESOP loan interest expense                             --        2
   Subordinated debentures                               291      394
                                                      ------   ------
   Total Interest Expense                              5,128    5,197
                                                      ------   ------
   Net Interest Income                                 2,673    2,911
Provision for loan losses                              2,100       50
                                                      ------   ------
   Net Interest Income after Provision                   573    2,861
                                                      ------   ------
Noninterest Income
   Fiduciary income                                      108       87
   Deposit service charges                               132       88
   Net realized security gain                             61       --
   Change in fair value of assets/liabilities
      carried at fair value                            2,139      228
   Mortgage banking income                               450      754
   Other income                                          310      261
                                                      ------   ------
   Total Noninterest Income                            3,200    1,418
                                                      ------   ------
Noninterest Expense
   Salaries, benefits, and payroll taxes               1,832    2,143
   Premises and fixed asset expense                      461      452
   Other operating expense                             1,264      865
                                                      ------   ------
Total Noninterest Expense                              3,557    3,460
                                                      ------   ------
   Income Before Taxes                                   216      819
Provision for income taxes                               (24)     161
                                                      ------   ------
   Net Income                                         $  240   $  658
                                                      ======   ======

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Per share data:
   Basic earnings     $0.06   $0.17
   Diluted earnings   $0.06   $0.16
   Cash Dividends     $0.24   $0.24

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                               Three Months
                                             Ended March 31,
                                             ---------------
                                               2008   2007
                                               ----   ----
                                             (In thousands)
Net Income as Reported                         $240   $658
Other Comprehensive Income, Net of Tax
   Change in unrealized gain on securities
      available for sale                        548     57
                                               ----   ----
Comprehensive Income                           $788   $715
                                               ====   ====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                     -------------------
                                                                                       2008       2007
                                                                                     --------   --------
                                                                                        (In thousands)
Operating Activities
   Net income                                                                        $    240   $    658
   Adjustments to reconcile net income to net cash flow from operating activities:
      Net amortization of security premium                                                 24         48
      Net gain on financial instrument at fair value                                   (2,139)      (228)
      Net gain on available for sale securities                                           (61)        --
      Provision for loan losses                                                         2,100         50
      Depreciation expense                                                                174        178
      Deferred income tax (benefit) expense                                               (32)      (103)
      ESOP compensation expense                                                            13         16
      SFAS 123R stock option expense                                                       14          7
      (Increase) decrease in accrued interest receivable                                  (63)       (90)
      (Increase) decrease in other assets                                                (322)      (557)
      (Increase) decrease in accrued interest payable                                     279        (66)
      Increase (decrease) in other liabilities                                            550       (131)
      (Increase) decrease in loans held for sale                                          964       (491)
                                                                                     --------   --------
   Net Cash (Used in) Provided by Operating Activities                                  1,741       (709)
Investing Activities
   Maturities, calls, sales and prepayments of securities available for sale           33,869      3,007
   Purchase of securities available for sale                                          (42,163)   (11,875)
   Maturities, calls, and prepayments of trading securities                             2,455         --
   Maturities, calls, and prepayments of held to maturity securities                        5         --
   Purchases of held to maturity securities                                            (1,115)        10
   Increase in loans                                                                   (4,546)       939
   Purchases of property and equipment                                                   (592)        39
                                                                                     --------   --------
   Net Cash Used in Investing Activities                                              (12,087)    (7,880)
Financing Activities
   Net increase (decrease) in demand and savings deposits                               5,085      7,784
   Net increase (decrease) in time deposits                                            14,106    (22,226)
   Net increase (decrease) in borrowings                                               (2,753)    15,834
   Issuance of subordinated debentures                                                     --     18,557
   FHLB advances                                                                       10,000         --
   Repayment of FHLB advances                                                              --     (3,000)
   Payment of ESOP debt                                                                   (13)       (16)
   Stock options exercise                                                                  --         12
   Cash dividends paid                                                                   (225)      (229)
   Repurchase of common stock                                                              (7)    (1,012)
                                                                                     --------   --------
   Net Cash Provided by Financing Activities                                           26,193     15,704
                                                                                     --------   --------
Increase (decrease) in Cash and Cash Equivalents                                       15,847      7,115
Cash and Cash Equivalents at the Beginning of the Year                                  9,183     24,726
                                                                                     --------   --------
Cash and Cash Equivalents at the End of the Period                                   $ 25,030   $ 31,841
                                                                                     ========   ========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                                     $  4,849   $  5,263
   Federal Taxes Paid                                                                $     --   $     --
   Loans transferred to other real estate owned                                      $  1,524   $     --

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

     The Corporation's Consolidated Balance Sheets are presented as of March 31, 2008 and December 31, 2007, and Consolidated Statements of Income and Comprehensive Income for the three month periods ended March 31, 2008 and 2007, and Consolidated Statements of Cash Flow for the three months ended March 31, 2008 and 2007. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

4. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R "Sharebased Payment" ("SFAS 123R"), a revision to Statement No. 123, "Accounting for Stock-Based Compensation." This standard requires the Corporation to measure the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair calculated value of the awards. The Corporation adopted the provisions of SFAS 123R as of January 1, 2006. The standard provides for a modified prospective application. Under this method, the Corporation began recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Corporation is recognizing the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair value previously calculated for disclosure purposes Prior periods have not been restated.

     The Corporation did not grant any options during the first quarter of 2008 and 2007. The total amount of options outstanding at March 31, 2008 was 286,993 shares at a weighted average exercise price of $9.10 per share. During the first quarter of 2008, no options were exercised. Using the Black Scholes option-pricing

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

     model, the Corporation recognized compensation cost of $14,000 for the options vesting in the first quarter of 2008 and $7,000 for the options vesting in the first quarter of 2007, based on the fair market value at the grant date. The net income and earnings per share for the first quarters of 2008 and 2007, on a pro forma basis, are disclosed for comparison below.

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             2008       2007
                                                           --------   ------
                                                         (In thousands, except
                                                             per share data)
Net income, as reported                                      $ 240     $ 658
Add: Stock-based employee compensation expense,
   net of related tax effects, included in reported net
   income                                                       14         7
Deduct: Total stock-based employee and director
   compensation expense under fair value based
   methods of awards, net of related tax effects               (14)       (7)
                                                             -----     -----
Pro forma net income                                         $ 240     $ 658
                                                             =====     =====
Earnings per share
   Basic - as reported                                       $0.06     $0.17
   Basic - pro forma                                         $0.06     $0.17
   Diluted - as reported                                     $0.06     $0.16
   Diluted - pro forma                                       $0.06     $0.16

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

5. In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). The statement permitted an entity to immediately elect the fair value option for existing eligible items. While not required to adopt the new standard until 2008, the Corporation elected to adopt it in the first quarter of 2007. The Corporation was also required to simultaneously adopt all the requirements under SFAS 157, Fair Value Measurements. As a result of the Corporation's adoptions, certain financial instruments were valued at fair value using the fair value option.

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Additionally, from time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

Under SFAS 157, the Corporation groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

     Level 1 Valuation is based upon quoted prices for identical instruments traded in active markets.

     Level 2 Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

     Level 3 Valuation contains unobservable input(s) and is used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity. Level 3 instruments typically include, in addition to unobservable or Level 3 components, observable components.

Management has elected the fair value option for the following reasons for each of the eligible items or group of similar eligible items.

Investment Securities and FHLB Advances:

The election of SFAS 159 and SFAS 157 treatment for existing eligible investment securities was based on multiple factors which included the desire to utilize the Federal Home Loan Bank advance portfolio to offset volatility with the investment portfolio. Approximately $27.0 million of investment securities were originally selected for early adoption of SFAS 159 based primarily on the relatively short overall duration in the selected instruments. The overall effective duration of the instruments was 1.8 years based on current market interest rates. Many of the instruments have early call provisions, which based on current interest rate expectations have a high degree of probability to be called. Some instruments have been pre-refunded with certainty of maturity expected. The investments selected are primarily comprised of agency debentures and short callable bank qualified tax exempt municipal bonds. The selected securities will be categorized under trading portfolio status. Management believes that it has more options of balance sheet management under the fair value option, including the management of volatility caused by the embedded options within these instruments. The short overall duration of the selected instruments, coupled with the utilization of FHLB advances as an attempt to hedge the risk, should mitigate large swings in fair values that will be recorded in the income statement as part of adoption of SFAS 159 and SFAS 157. Management cannot predict future interest rates and is reliant on forecasts and models to make decisions regarding interest rate and fair value risk.

The election of SFAS 159 treatment for the selected FHLB advances was based on management's choice to provide a natural hedge against the securities selected under SFAS 159. The FHLB advances were selected for the fair value option based on the maturity ranges within the FHLB portfolio of advances. All maturities within 18

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

months from the early adoption date of January 1, 2007 were selected regardless of the instruments' interest rates. The selected FHLB advances had a net unrealized gain position as of January 1, 2007 and March 31, 2007 and were selected solely as a natural balance sheet hedge for the investment portfolio elected under SFAS 159. The decrease in the unrealized loss position of the selected investments and the income recognized under SFAS 159 for the first three months of 2007 was completely offset by a corresponding decrease in unrealized gains within the selected FHLB advances. In the second quarter of 2007, management reviewed the selected instruments, the changes in overall market interest rates, the treasury yield curve and the structure of the embedded call options of the investments. Management felt that FHLB advances alone would not accurately hedge the investments. In May 2007, the Corporation acquired an interest rate swap to better hedge the fair value of the portfolio. The notional value of the interest rate swap was $18 million for duration of three years, which approximated the overall duration of the trading portfolio under SFAS 159. Under the interest rate swap, the bank receives the three month libor rate and pays a fixed rate of 5.275%, which is the average weighted yield of the hedged portfolio at the inception of the interest rate swap. During the fourth quarter of 2007, the Corporation restructured many of the instruments originally selected during the early adoption of SFAS 159. The resulting portfolio better matched the Corporation's asset liability position. Additionally, should management and the ALCO committee, believe other balance sheet strategies will better position the Bank and Corporation, other transactions could be considered including the sale of investments classified under trading status. Management has no intent to extinguish, before stated maturity, any FHLB advances. It is the intent of management for the foreseeable future to utilize fair value option on selected investment securities, or like kind dollars on disposal.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Subordinated Debentures:

Management elected the fair value option for both its subordinated debentures. Management considers the subordinated debentures a critical component for future growth and wishes to utilize interest rate swaps to hedge the risk of this longer term liability and critical form of regulatory capital. Management elected SFAS 159 accounting treatment for interest rate swaps because it was less complex than alternative methods and therefore suitable for a community bank with limited resources. Management has elected the fair value option on the subordinated debenture which was issued on February 13, 2007 for $18.6 million. Additionally, an interest rate swap for a like kind notional value was secured, in part, to reduce any volatility associated with the recognition of the fair value option under SFAS 159. Under the interest rate swap the Corporation has agreed to receive a fixed rate of 6.71% and pay Libor plus 170 basis points. The debenture carries an interest rate fixed for 10 years at 6.71%, and was originally based on a ten year treasury interest rate swap of 5.06%, plus 165 basis points and was prior to the settlement of the interest rate swap hedging market fluctuations.

Management has the intent to utilize the fair value option on selected financial assets and liabilities on a go forward basis.

The valuations of the instruments measured under Fair Value Measurement SFAS 157 for 2007 were measured under a market approach using matrix pricing investment for investment securities and the income approach using observable data for the liabilities reported under the Fair Value Option SFAS 159. The inputs were observable for the assets and liabilities interest rate on commonly quoted intervals based on similar assets and liabilities for level 2 instruments. Community Central Bank Corporation does not have a credit rating through any major credit research credit rating facilities. The Trust Preferred Market from which a basis for pricing on the subordinated debenture is arrived at is reflective of changes in the commercial banking environment. The pricing of the subordinated debenture is considered by management to be reflective of the current assessments as to the market for fixed rate trust preferred and subordinated debentures of similar duration. During the past several quarterly periods, the Trust Preferred Market reflected only a small base of participants in the market place. The disarray in the credit markets contributed to the lack of market transactions in this financial instrument. A determination was made, based upon the significance of unobservable parameters as of March 31, 2008 to the overall fair value measurement, to continue to report the subordinated debentures under Level 3 Significant Unobservable Inputs. In addition to the unobservable components, or Level 3 components, observable components that can be validated to external sources are part of the validation methodology.

The first quarter of 2008 resulted in the net change in the fair value of financial assets and liabilities, as measured under the fair value option under Statement of Financial Accounting Standards (SFAS) 159, of $2.1 million on a pretax basis or $1.4 million after tax. This net gain from fair value reporting under SFAS 159 was primarily attributable to the change in fair value on the Corporation's subordinated debenture. Since the issuance of the Corporation's $18 million subordinated debenture in February 2007 and related fair value accounting election under SFAS 159, the dramatic widening of market credit spreads experienced for trust preferred security issuances has continued to favorably impact the fair value measurement of the Corporation's subordinated debenture through March 31, 2008. The Corporation hedges and protects itself from changes in interest rates with an interest rate swap. The hedge does not cover changes in credit spreads which typically occur over longer time periods. Changes in market conditions are not predictable and changes in credit spreads will cause changes in the fair value of this instrument and a possible loss in income.

COMMUNITY CENTRAL BANK CONRPORATION
FORM 10-Q (continued)

The table presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at March 31, 2008.

                                                                                                           Changes in fair value for
                                                                                                               Three months ended
                                                                                                            March 31, 2008 measured
                                                                                                             at fair value pursuant
                                                         Fair Value Measurement at                          to election of the fair
                                                               March 31, 2008                                    value Option
                                           Fair Value        Significant Other           Significant         Other Gains or Losses
                                          Measurements       Observable Inputs       Unobservable Inputs     in noninterest income
Description                                03/31/2008            (Level 2)                (Level 3)              pretax income
-----------                               ------------   -------------------------   -------------------   -------------------------
                                                         (in thousands of dollars)
Trading Securities                           $17,987              $17,987                       --                   $  328
Securities available for sale                 75,644               75,644                       --                       --
Interest rate swap hedging securities         (1,040)              (1,040)                      --                     (499)
Federal Home Loan Bank Advances                5,005                5,005                       --                      (19)
Subordinated Debentures                       16,170                   --                   16,170                    1,427
Interest rate swap hedging subordinated
    debentures                                 1,571                1,571                       --                      902
                                                                                                                     ------
                                                                                                                     $2,139
                                                                                                                     ======

Interest income and interest expense of the respective financial instruments have been recorded in the consolidated statement of income based on the category of financial instrument.

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS

The table below includes a rollforward of the balance sheet amounts for the quarter ended March 31, 2008 (including the change in fair value), for financial instruments subject to recurring fair value measurements and classified by the Corporation within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Corporation attempts to risk manage the observable components of Level 3 financial instruments using derivative positions that are classified within Level 2 of the valuation hierarchy; as these Level 2 risk management instruments are not included below, the gains or losses in the tables do not reflect the effect of the Corporation's risk management activities related to such Level 3 instruments.

          Fair value measurements using significant unobservable inputs

                                                                                                       Changes in unrealized
                                           Total          Purchases    Transfers in                      gains and (losses)
For  the quarter ended   Fair value,     realized/        issuances       and/or                        related to financial
March 31, 2008            January 1,     unrealized     settlements,      out of        Fair value,     instruments held at
(in millions)                2008      gains/(losses)        net          Level 3     March 31, 2008       March 31, 2008
----------------------   -----------   --------------   ------------   ------------   --------------   ---------------------
Subordinated
   Debentures              17,597           1,427             --             --            16,170               1,427

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

              Assets Measured at Fair Value on a Nonrecurring Basis

IMPAIRED LOANS

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan." The fair value of impaired loans is estimated using primarily collateral value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. The fair value of the collateral is based on an observable market price, current appraised value and management's estimates of collateral and other market conditions. Due to the lack of market transactions, volatility in pricing and other factors, some of which may be unobservable, the Corporation recorded the impaired loans as nonrecurring Level 3.

OTHER REAL ESTATE OWNED

Other real estate owned assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, other real estate owned assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. The fair value of the collateral is based on an observable market price, a current appraised value, or management's estimates. Due to the lack of transactions, volatility in pricing and other factors, some of which may be unobservable, the Corporation recorded other real estate owned as nonrecurring Level 3.

The following table presents assets measured at fair value on a nonrecurring basis at March 31, 2008.

                                            Quoted Prices in
                                           Active Markets for   Significant Other       Significant       Total Losses for
                             Balance at     Identical Assets    Observable Inputs   Unobservable Inputs   the period ended
         Assets           March 31, 2008        (Level 1)           (Level 2)            (Level 3)         March 31, 2008
         ------           --------------   ------------------   -----------------   -------------------   ----------------
Impaired loans
   accounted for
   under FAS 114              18,648               --                   --                18,648                1,938
Other real estate owned        2,378               --                   --                 2,378                   39

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at March 31, 2008 and December 31, 2007 and the results of operations for the three months ended March 31, 2008 and 2007. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

Our results of operations depend largely on net interest income. Net interest income is the difference in interest income we earn on interest-earning assets, which comprise primarily commercial and residential real estate loans, and to a lesser extent commercial business and consumer loans, and the interest we pay on our interest-bearing liabilities, which are primarily deposits and borrowings. Management strives to match the repricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

Our results of operations may also be affected by local and general economic conditions. The largest geographic segment of our customer base is in Macomb County, Michigan. The economic base of the County continues to diversify from the automotive service sector although the impact of the restructuring of the American automobile companies has a direct impact on southeastern Michigan. A slowdown in the local and statewide economy has produced increased financial strain on segments of our customer base. We have experienced increased delinquency levels and losses in our loan portfolio, primarily with residential developer loans, residential real estate loans, and

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

home equity and consumer loans. Further downturns in the local economy may affect the demand for commercial loans and related small to medium business related products. This could have a significant impact on how we deploy earning assets. The competitive environment among the Bank, other financial institutions and financial service providers in the Macomb, Oakland, Wayne and St. Clair counties of Michigan may affect the pricing levels of various deposit products. The impact of competitive rates on deposit products may increase our relative cost of funds and thus negatively impact net interest income.

Net interest income, before provision for loan losses, for the first quarter of 2008 was $2.7 million, compared to $2.9 million for the first quarter of 2007. Significantly affecting net interest income was the reversal and non-recognition of interest income on nonaccrual loans. This accounted for more than half of the decline in net interest income for the quarterly comparison. Net interest margin fell from 2.59% for the three months ended March 31, 2007 to 2.18% for the three months ended March 31, 2008. Additionally, net interest margin was negatively affected by the significant decreases in overnight federal funds interest rates and the corresponding drop in the prime interest rate The Federal Reserve's rate cuts negatively affected the net interest margin in the near term, as the Corporation's Asset/Liability position is somewhat asset sensitive in a three month or less time frame. The historically large series of Federal Reserve interest rate cuts have outpaced the Corporation's ability to reduce our funding costs as rapidly, as a significant portion of the funding base is comprised of time deposits. Once short term rates stabilize, the Corporation expected to see improvement in the net interest margin as approximately $120 million in time deposits will reprice in the next nine months. The interest rate risk position of the Corporation remains slightly liability sensitive over a 12-month horizon. The price competition for deposits has also exacerbated margin pressures.

We recorded a $2.1 million provision for loan losses for the first quarter of 2008. A significant portion of this provision related to collateral impairment, the result of declining property values reflecting Michigan's economic conditions. The specific allowance associated with residential builder loans was $3.3 million at March 31, 2008. Total residential builder loans represent approximately 5% of our total loan portfolio at March 31, 2008.

Nonperforming assets to total assets increased to 4.28% at March 31, 2008 compared to 3.56% at December 31, 2007. The increase in nonperforming assets for the first three months of 2008 was primarily attributable to several additional loan relationships that management felt were experiencing financial difficulties and should be placed into nonaccrual loan status. The majority of these new loans had experienced various loan payment difficulties, but were not over 90 days past due at March 31, 2008.

We continue to see competitive deposit rates offered from local financial institutions within the geographic proximity of the Bank which could have the effect of increasing the costs of funds to a level higher than management projects. We continue to utilize wholesale forms of funding earning assets through the FHLB and brokered certificates of deposit to balance both interest rate risk and the overall cost of funds. Brokered and internet certificates of deposit are based on a nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for certificates of deposit products has intensified and we have found this type of wholesale funding to often effectively compete with the rates offered for similar term retail certificates of deposit products of local community and regional banks.

One of our business objectives has been the diversification of revenue from interest income. Our Wealth and Trust divisions have been providing us with an increased source of fee income. The addition of a new branch location in Grosse Pointe Woods, Michigan, which is anticipated to open this spring, will represent the second branch location in this upscale market of Southeastern Michigan. We continue to focus on strategies to increase our market share of core deposits as well as wealth and trust services. We expect our new Grosse Pointe Woods branch to open in May 2008 to supplement these efforts. Assets under management of our trust and wealth management divisions continue to grow and totaled $153.4 million at the end of March 2008.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ASSETS

At March 31, 2008, the Corporation's total assets were $546.7 million, an increase of $26.4 million, or 5.1%, from December 31, 2007. The largest segment of asset growth for the three months ended March 31, 2008, occurred in federal funds and investment securities available for sale.

Total loans increased $1.4 million or 1.4% to $391.3 million at March 31, 2008 from $390.0 million at December 31, 2007. Loan growth was comprised primarily of commercial real estate loans, which increased $4.5 million or 1.7% from December 31, 2007 to March 31, 2008. Total commercial real estate loans represent 68.8% of the total loan portfolio. This is consistent with the current and historical commercial loan focus of the Corporation. The Corporation had approximately $145.7 million in outstanding loans at March 31, 2008, to borrowers in the real estate rental and properties management industries, representing approximately 54.8% of the total commercial real estate portfolio. All other segments of the loan portfolio decreased for the first three months with the largest decline occurring in the residential mortgage portfolio which decreased $1.5 million.

The decrease in the residential mortgage portfolio was purposeful as management sought to sell most of its new mortgage originations primarily to Fannie Mae and other investors in the secondary market and runoff was allowed to occur in the portfolio. During the first quarter of 2008, we originated $19.8 million of residential mortgage loans, retaining only $509,000 in our portfolio. During this period we experienced pay-downs and pay-offs of $2.0 million. Additionally, the Corporation further tightened its underwriting guidelines, which had the effect of limiting new loan volume. Generally, these changes included reductions in the allowable loan to value ratio on mortgage loans.

Most of the residential mortgage portfolio comprises adjustable rate mortgages, which at March 31, 2008 represented $44.5 million or 76% of the total residential portfolio. Residential mortgage loans which the Corporation retains in portfolio comprise primarily loans with borrowers whom the Corporation has other banking relationships with, as well as loans with attributes deemed to match the Corporation's rate risk profile. Home equity lines of credit ("HELOC") totaled $20.0 million at March 31, 2008, and decreased $910,000 for the first three months of 2008. As with our residential mortgage loan portfolio, management has intentionally limited growth in this segment of the portfolio given the real estate environment in southeastern Michigan. New underwriting guidelines for our HELOC loans carried in portfolio limit loan to values, including prior liens, to 85% of appraised value of the real estate. This represents a change from the prior loan to value level of 95%.

The consumer loan portfolio, comprising primarily boat loans, totaled $9.6 million at March 31, 2008, a decrease of $169,000 from December 31, 2007. The Corporation continues to monitor this portion of the loan portfolio as it has experienced increase delinquencies and repossessions. The increase in delinquencies and repossessions are attributable to local economic conditions.

The major components of the loan portfolio for loans held for sale and loans in the portfolio are as follows:

                               March 31,     Percentage     December 31,     Percentage       Net        Net
                                 2008      of total loans       2007       of total loans    Change   Change %
                               ---------   --------------   ------------   --------------   -------   --------
                                               (in thousands, except
                                                    percentages)
Loans held for sale:
   Residential real estate      $  3,884                      $  4,848                        ($964)   (19.9%)
                                ========                      ========                       ======    =====
Loans held in the portfolio:
   Commercial real estate       $269,188        68.8%         $264,685          67.9%       $ 4,503      1.7%
   Commercial and industrial      32,508         8.3            33,039           8.5           (531)    (1.6)
   Residential real estate        59,282        15.2            60,799          15.6         (1,517)    (2.5)
   Home equity lines              19,996         5.1            20,906           5.4           (910)    (4.4)
   Consumer loans                  9,585         2.4             9,754           2.4           (169)    (1.7)
   Credit cards                      727         0.2               729           0.2             (2)    (0.3)
                                --------       -----          --------         -----         ------    -----
                                $391,286       100.0%         $389,912         100.0%       $ 1,374      0.4%
                                ========       =====          ========         =====         ======    =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The investment security portfolio, excluding FHLB stock totaled $95.5 million at March 31, 2008, compared to $87.9 million at December 31, 2007, and was comprised of securities held as available for sale, held to maturity and held as trading. Securities available for sale, the largest portion of our investment portfolio, increased $8.8 million or 13.2% to $75.6 million at March 31, 2008 from December 31, 2007. The largest changes in the portfolio occurred in the mortgage backed agency portfolio which increased $8.8 million. Purchases in the mortgage backed agency portfolio primarily were in Government National Mortgage Association ("GNMA") securities which carry the full faith and credit of the United States Government. The collateralized mortgage obligations ("CMO") totaled $20.2 million at March 31, 2008, which was an increase of $13.5 million from December 31, 2007. The increases represented all agency backed CMOs including GNMA collateral based instruments. The municipal security portfolio totaled $18.0 million at March 31, 2008, which was a decrease of $10.8 million from December 31, 2007. During the first quarter of 2008, the Corporation sold approximately 36% of the bank qualified municipal bond portfolio to decrease volatility in this type of investment due to the dramatic changes in the municipal insurance market. Additionally, the portfolio of municipal bonds was reduced for federal income tax considerations.

At March 31, 2008, we had unrealized losses of $56,000, or less than 9 basis points, in our available for sale portfolio. This represents a $1.0 million increase in the market value of the available for sale portfolio. The favorable increase in market value was attributable to a decrease in interest rates and the disposal of municipal bonds at an advantageous period during the first quarter of 2008, producing minimal realized security losses. The total net gain from the sale of available for sale securities totaled $61,000 and was the result of portfolio restructuring activity. The Corporation has the intent and ability to hold the securities classified under available for sale for the foreseeable future and declines in fair value are primarily due to increased market interest rates.

The Corporation has less than one percent of its total investment portfolio, including those in trading, available for sale and held to maturity, in non-agency investments.

The securities classified as held for trading totaled $18.0 million as of March 31, 2008. The average effective duration of the trading portfolio as of March 31, 2008 was approximately 1.879 years, with an average life of 2.02 years and a weighted average coupon rate of 4.72%. Management elected early adoption of SFAS 159 effective January 1, 2007 for certain securities based on the characteristics of the instruments, giving the Corporation the option and ability to hedge the instruments utilizing above market value Federal Home Loan Bank advances. Furthermore, in adopting SFAS 159, the Corporation was able to utilize the fair value option to effect hedges in a less complex manner than was previously available under GAAP. Other reasons influencing management's decision to classify the selected instruments under SFAS 159 include overall ALCO strategies and the shape of the treasury yield curve and management expectations on short term interest rates. The trading portfolio as of March 31, 2008 comprised $11.6 million of U.S. Agency debentures with an effective duration of
1.8 years and $6.4 million in U.S. agency collateralized mortgage obligations
(CMOs) with an effective duration of 1.6 years. All of the CMOs held in the trading portfolio pass the stress testing recommended by the Federal Financial Institutions Examination Council with relatively short average lives under differing rate scenarios.

In May 2007, the Corporation acquired an interest rate swap to better hedge the fair value of the portfolio. The notional value of the interest rate swap was $18 million for duration of three years, which approximated the overall duration of the trading portfolio under SFAS 159. Under the interest rate swap the bank receives the three month libor rate and pays a fixed rate of 5.275%, which is the average weighted yield of the hedged portfolio at the inception of the interest rate swap. The interest rate swap was accounted for under the Fair Value Option for Financial Assets and Liabilities (SFAS 159) and therefore no formal hedge accounting under SFAS 133 is applicable. The Corporation periodically reviews the structure of hedge to evaluate the risks of changes in interest rates under various rate scenarios. During the fourth quarter of 2007, the Corporation restructured many of the instruments originally selected during the early adoption of SFAS 159. The resulting portfolio better matched the Corporation's asset liability position. Additionally, should management and the ALCO committee believe other balance sheet strategies will better position the Bank and Corporation, other transactions could be considered including the sale of investments classified under trading status. Management has no intent to extinguish, before stated maturity, any FHLB advances. It is the intent of management for the foreseeable future to utilize fair value option on selected investment securities, or like kind dollars on disposal.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

A summary of nonperforming assets is as follows:

                                                    March 31,   December 31,
                                                       2008         2007
                                                    ---------   ------------
                                                     (Dollars in thousands)
Nonaccrual loans:
   Commercial real estate                            $18,056      $14,379
   Commercial and industrial                             251          146
   Residential real estate                             1,627        2,053
   Home equity lines                                     631          354
   Consumer loans                                        462           30
   Credit cards                                           --           --
                                                     -------      -------
Total nonaccrual loans                                21,027       16,962
Accruing loans delinquent more than 90 days:
   Commercial real estate                            $    --      $    --
   Commercial and industrial                              --           --
   Residential real estate                                --          654
   Home equity lines                                      --           44
   Consumer loans                                         --           --
   Credit cards                                            4           25
                                                     -------      -------
Total accruing loans delinquent more than 90 days          4          723
                                                     -------      -------
Total nonperforming loans                             21,031       17,685
Other real estate owned
   Commercial real estate                              1,722          319
   Residential real estate                               656          535
                                                     -------      -------
Total other real estate owned                          2,378          854
                                                     -------      -------
Total nonperforming assets                           $23,409      $18,539
                                                     =======      =======
Total nonperforming loans as a
   percentage of total loans                            5.37%        4.54%
                                                     =======      =======
Total nonperforming assets as a percentage
   of total assets                                      4.28%        3.56%
                                                     =======      =======

At March 31, 2008, nonperforming loans, which represents nonaccruing loans and those loans past due 90 days or more and still accruing interest, totaled $21.0 million compared to $17.7 million at December 31, 2007, an increase of $3.3 million. The primary reason for the increase was attributable to an increase in nonaccruing commercial real estate loans of $3.7 million for the first three months of 2008. The largest portion of this increase was related to one commercial real estate credit that had irregular loan payments, but was contractually current at March 31, 2008. Net charge offs for the first quarter of 2008 totaled $1.6 million, of which $1.2 million was specifically attributable to builder developer loans for which specific reserves had been established in prior quarter periods. Total nonperforming assets as a percentage of total assets was 4.28% at March 31, 2008, compared to 3.56% at December 31, 2007. The allowance for loan losses at March 31, 2008 was $6.9 million, or 1.75% of total loans and 32.6% of nonperforming loans, versus $6.4 million, or 1.64% and 36.2% at December 31, 2007, respectively. Management felt that given the economic conditions in southeastern Michigan that the borrower would have difficulty in continuing a regular payment stream. Management believes to be adequately covered with the collateral of this particular loan. Nonperforming residential mortgage loans decreased $1.1 million for the first three months of 2008 as the Corporation continued to dispose of residential real estate collateral positions. The majority of the consumer loans classified as nonaccrual comprised boat loans. The delinquency level of these loans has increased over prior

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

periods. The relative size of the boat loan portfolio totals 2.4% of the entire loan portfolio at March 31, 2008. Other real estate owned (OREO) was $2.4 million at March 31, 2008. The Corporation has valuation reserves established on certain OREO properties. The largest segment of OREO is comprised of commercial real estate of $1.7 million. Of that total, $1.0 million represents a marina and a commercial building. The remaining commercial real estate OREO totaling $700,000 is related to residential development real estate from property acquired through foreclosure.

The following table shows an analysis of the allowance for loans losses:

                                                        Three Months Ended    Year Ended
                                                             March 31,       December 31,
                                                               2008              2007
                                                        ------------------   ------------
                                                              (Dollars in thousands)
Balance as beginning of the period                            $6,403            $3,815
Charge-offs:
   Commercial real estate                                      1,317               338
   Commercial and industrial                                     128               110
   Residential real estate                                       103               106
   Home equity lines                                              42               131
   Consumer loans                                                 59               382
   Credit cards                                                   15                33
                                                              ------            ------
Total charge-offs                                             $1,664            $1,100
                                                              ------            ------
Recoveries:
   Commercial real estate                                         --                --
   Commercial and industrial                                      15                12
   Residential real estate                                        --                --
   Home equity lines                                              --                --
   Consumer loans                                                  1                69
   Credit cards                                                   --                 7
                                                              ------            ------
Total recoveries                                              $   16            $   88
                                                              ------            ------
Net charge-offs (recoveries)                                   1,648             1,012
                                                              ------            ------
Provision charged to earnings                                  2,100             3,600
                                                              ------            ------
Balance at end of the period                                  $6,855            $6,403
                                                              ======            ======
Net charge-offs (net recoveries) during
   the period to to average loans
   outstanding during the period on an
   annualized basis                                             1.70%             0.27%
Allowance as a percentage of total portfolio loans              1.75%             1.64%

The allowance for loan losses as a percentage of total loans remained relatively unchanged at March 31, 2008, compared to December 31, 2007. The Corporation performs a detailed quarterly review of the allowance for loan losses. The Corporation evaluates those loans classified as substandard, under its internal risk rating system, on an individual basis for impairment under SFAS 114. The level and allocation of the allowance is determined primarily on management's evaluation of collateral value, less the cost of disposal, for loans reviewed in this category. The remainder of the total loan portfolio is segmented into homogeneous loan pools with similar risk characteristics for evaluation under SFAS 5. The primary risk element considered by management regarding each consumer and

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements concerning commercial and industrial loans and commercial real estate loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews existence of collateral and its value.

LIABILITIES

At March 31, 2008, total deposits increased $19.2 million or 5.8% to $347.8 million from $328.6 million at December 31, 2007. The increase was primarily due to a $14.1 million or 6.0% increase in time deposits, principally brokered time deposits, to $248.3 million at March 31, 2008. Time deposits below $100,000 decreased $3.2 million as depositors sought higher rates supplied by larger regional banks that are increasing the time deposit yields as they seek additional funding. Noninterest bearing demand deposits increased $5.3 million or 16.9% to $37.0 million at March 31, 2008. The increase was due in part to the continued emphasis on growth in this important area of core deposits, coupled with seasonal fluctuations in balances. The Corporation has continued to focus on complete commercial lending relationships that include core deposits as part of the overall approval process. Additionally, the Grosse Pointe Farms branch that was opened in June of 2006 continues to generate additional demand deposit relationships. Money market accounts decreased $2.6 million or 4.9% from December 31, 2007 to March 31, 2008 due to withdrawals from the indexed money market product which is tied to the six months treasury rate. Management attributes this decline to customers seeking higher rate products, as the indexed rate fell below 2 percent based on market rate conditions.

The competitive rate environment amongst local financial institutions has made the Corporation decide in some cases not to raise the interest rate on the deposit product at the same frequency or level to match or exceed interest rates given by local financial institutions. The Corporation continues to see competitive deposit rates offered by local financial institutions within the geographic proximity of the Bank, which has had the affect of increasing the cost of funds to a level higher than management originally projected. The Corporation continues to utilize wholesale forms of funding earning assets through the Federal Home Loan Bank and brokered CDs to balance both interest rate risk and the overall cost of funds. Brokered and internet CDs are based on nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for CD products has intensified and the Corporation has found this type of whole funding to often effectively compete with the rates offered for similar term retail CD products of local community and regional banks.

The major components of deposits are as follows:

                                           Percentage                  Percentage
                               March 31,    of total    December 31,    of total      Net        Net
                                  2008      deposits        2007        deposits     Change   Change %
                               ---------   ----------   ------------   ----------   -------   --------
                                                            (Dollars in Thousands)
Noninterest bearing demand      $ 36,969       10.6%      $ 31,647         9.6%     $ 5,322     16.8%
NOW accounts                      15,276        4.4         14,907         4.5          369      2.5
Money market accounts             35,582       10.2         38,560        11.7       (2,978)    (7.7)
Savings deposits                  11,698        3.4          9,326         2.8        2,372     25.4
Time deposits under $100,000      36,186       10.4         39,395        12.0       (3,209)    (8.1)
Time deposits $100,000 and
   over                          212,115       61.0        194,800        59.4       17,315      8.9
                                --------     ------       --------       -----      -------     ----
Total deposits                  $347,826     100.00%      $328,635       100.0%     $19,191      5.8%
                                ========     ======       ========       =====      =======     ====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Short term borrowings at March 31, 2008, consisted of short term FHLB advances of $11.8 million at fair value and securities sold with an agreement to repurchase them the following day of $10.9 million. Following are details of our short term borrowings for the dates indicated:

                                                   March 31,   December 31,
                                                      2008         2007
                                                   ---------   -----------
                                                    (Dollars in thousands)
Amount outstanding at end of period
   Short-term repurchase agreements                 $10,906      $13,659
   Short-term FHLB advances                         $11,815      $23,795

Weighted average interest rate on ending balance
   Short-term repurchase agreements                    1.99%        3.00%
   Short-term FHLB advances                            4.53%        4.14%

Maximum amount outstanding at any month end
during the period
   Short-term repurchase agreements                 $11,974      $14,932
   Short-term FHLB advances                         $11,815      $23,795

During the first quarter of 2007, the Corporation borrowed $19 million in a wholesale structured repurchase agreement with an initial interest rate tied to the three month Libor rate, less 250 basis points adjusted quarterly. On March 3, 2008, the interest rate changed to a fixed interest rate of 4.95% and is fixed until March 2, 2017. The repurchase agreement is callable quarterly.

In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to attempt to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. The advances are collateralized by residential and commercial mortgage loans under a blanket collateral agreement totaling approximately $230.6 million and $240.1 million at March 31, 2008 and 2007, respectively. Long-term advances were comprised of 32 advances with maturities ranging from June 2009 to June 2016.

FHLB advances outstanding at March 31, 2008, were as follows:

                              Fair Value        Face Value      Average rate
                           at end of period   of obligation   at end of period
                           ----------------   -------------   ----------------
                                          (Dollars in thousands)
Short-term FHLB advances       $ 11,815          $ 11,810           4.53%
Long-term FHLB advances         102,700           102,700           4.40%
                               --------          --------
                               $114,515          $114,510           4.42%
                               ========          ========

Effective January 1, 2007, the Corporation elected early adoption of SFAS 159 for all FHLB advances maturing in 18 months from January 1, 2007, which represented originally $16 million in total. At March 31, 2008, the fair value of the selected advances reported at fair value was $5,005,000 (face value $5.0 million). The overall weighted yield of these FHLB advances was 3.73% at March 31, 2008. Management believed that the selected instruments at the initial election partially served as a hedge for those securities recorded as trading from the transfer from available for sale under SFAS 159.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests providing for liability outflows and managing interest rate margins require continuous analysis to attempt to match the maturities and repricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by $27.5 million in available unsecured federal funds borrowing facilities, and a $150.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of March 31, 2008, unused commitments totaled $88.1 million. The Bank has $168.4 million in time deposits coming due within the next twelve months from March 31, 2008, which includes brokered, internet and municipal time deposits. At March 31, 2008, the Bank had $145.1 million in brokered certificates of deposit, of which $79.6 million is due within one year or less. Additionally, at March 31, 2008, municipal time deposits and internet time deposits were $32.7 million and $1.8 million, respectively. Municipal time deposits typically have maturities less than three months. All of the $1.8 million of internet certificates of deposit mature in one year or less.

On February 19, 2008, the Corporation's Board of Directors declared the Corporation's twenty-fourth consecutive quarterly cash dividend of $0.06 per common share, payable April 1, 2008, to shareholders of record March 3, 2008.

Following are selected capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.


                                            March 31,        December 31,    Minimum Ratio
                                               2008              2007         for Capital
                                         ---------------   ---------------      Adequacy         Ratio to be
                                         Capital   Ratio   Capital   Ratio      Purposes     "Well Capitalized"
                                         -------   -----   -------   -----   -------------   ------------------
Tier 1 capital to risk-weighted assets
   Consolidated                          $43,017   10.15%  $42,932   10.29%        4%                NA
   Bank only                              41,675    9.88%   42,889   10.32%        4%                 6%

Total capital to risk-weighted assets
   Consolidated                          $55,580   13.11%  $55,430   13.28%        8%                NA
   Bank only                              46,979   11.13%   48,199   11.57%        8%                10%

Tier I capital to average assets
   Consolidated                          $43,017    7.91%  $42,932    8.37%        4%                NA
   Bank only                              41,675    7.69%   42,889    8.39%        4%                 5%

Management believes that the current capital position as well as net income from operations, loan repayments and other sources of funds will be adequate to meet our short and long term liquidity needs.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table shows the changes in stockholders' equity for the three months ended March 31, 2008:

                                                          Unearned   Accumulated Other
                                      Common   Retained   Employee     Comprehensive      Total
                                      Stock    Earnings   Benefits     Income/(Loss)      Equity
                                     -------   --------   --------   -----------------   -------
Beginning balance, January 1, 2008   $32,071    $1,797      ($36)          ($604)        $33,228
Cash dividend                             --      (225)       --              --            (225)
SFAS 123R expensing of options            14        --        --              --              14
Net income                                --       240        --              --             240
Release of ESOP shares                    --        --        13              --              13
Repurchase of common stock                (7)       --        --              --              (7)
Change in unrealized gain/loss            --        --        --             548             548
                                     -------    ------      ----           -----         -------
Balance March 31, 2008               $32,078    $1,812      ($23)           ($56)        $33,811
                                     =======    ======      ====           =====         =======

Stockholder's equity was $33.8 million as of March 31, 2008. This was an increase of $583,000 from December 31, 2007. The net change was primarily driven by the increase in accumulated other comprehensive income from the increase in the after tax unrealized increase in market value of the available for sale security portfolio. An increase in net income of $240,000 was offset from the first quarter cash dividend of $225,000.

NET INTEREST INCOME

Net interest income before the provision for loan losses for the first quarter of 2008 was $2.7 million, a decrease of $238,000 or 8.2% from the first quarter of 2007. Significantly affecting net interest income was the reversal of interest on new loans placed into nonaccrual status, as well as existing loans in nonaccrual status. This constituted more than half of the decline in net interest income for the quarterly comparison. Our net interest margin declined 41 basis points from 2.59% for the three months ended March 31, 2007 to 2.18% for the three months ended March 31, 2008. The net interest margin was negatively affected by the significant decreases in overnight federal funds interest rates and corresponding drop in the prime interest rate. The Federal Reserve's 300 basis point rate cut over a period of six months negatively affected the net interest margin in the near term, as the Corporation's Asset/Liability position is somewhat asset sensitive in a three month or less time frame. The historically large series of Federal Reserve interest rate cuts has outpaced our ability to reduce our funding costs as rapidly, as a significant portion of the funding base is comprised of time deposits. The price competition for deposits has also exacerbated margin pressures. Once short term rates stabilize, the Corporation expects to see improvement in the net interest margin as approximately $120 million in time deposits will reprice in the next nine months. The interest rate risk position of the Corporation remains slightly liability sensitive over a twelve month horizon.

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

                                                      Three Months Ended
                                                   March 31, 2008 vs. 2007
                                                 ---------------------------
                                                         Increase (Decrease)
                                                          Due to Changes In
                                                         -------------------
                                                           Volume
                                                 Total    and Both     Rate
                                                 -----   ----------   -----
                                                       (In thousands)
Earning Assets - Interest Income
   Loans                                         ($361)      $377     ($738)
   Securities, including trading                    54         25        29
   Federal funds sold                               --         96       (96)
                                                 -----       ----     -----
      Total                                       (307)       498      (805)
                                                 -----       ----     -----
Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                  (302)       (36)     (266)
   Savings deposits                                (40)       (12)      (28)
   Time deposits                                     3        162      (159)
   FHLB advances and repurchase agreements         375        393       (18)
   ESOP loan interest expense                       (2)        (1)       (1)
   Subordinated debentures                        (103)       (29)      (74)
                                                 -----       ----     -----
      Total                                        (69)       477      (546)
                                                 -----       ----     -----
Net Interest Income                              ($238)      $ 21     ($259)
                                                 =====       ====     =====

The average yield earned on interest earning assets for the first quarter of 2008 was 6.09% compared to 6.83% for the first quarter of 2007. The average yield earned on the total loan portfolio, including loans held for sale, was 6.64% during the quarter ended March 31, 2008 compared to 7.44% during the comparable quarter in 2007. The overall decrease in the loan portfolio yield was attributable to the decrease in prime interest rates. The commercial, commercial real estate and home equity line loans that repriced with prime interest rate changes totaled approximately $126 million at March 31, 2008.

The average rate paid on interest bearing liabilities for the first quarter of 2008 was 4.34% compared to 4.80% in the first quarter of 2007. The decrease in average rate was due to the overall rate paid on interest bearing liabilities, primarily as a result of the decrease in overall market interest rates. The rate paid on time deposits decreased to 4.81% for the first quarter of 2008, from 5.08% for the same time period in 2007, as a result of the decrease in short term interest rates, although the highly competitive interest rates paid amongst local financial institutions has had an effect of keeping these rates higher than would have historically been expected. The decrease in the average rate for NOW and money market accounts for 2008 was primarily attributable to the drop in short term interest rates, with the average rate moving to 2.18% during the first quarter of 2008 compared to 3.94% in the first quarter of 2007. The average rate paid on savings accounts also decreased, moving to 1.82% for the first quarter of 2008 from 2.63% in the first quarter of 2007. The rate paid on FHLB advances and repurchase agreements decreased only slightly to 4.24% in the first quarter of 2008 from 4.31% in the first quarter of 2007 and had the least yield movement of interest bearing liabilities as many of these instruments have relatively long maturities. The average rate paid on the subordinated debenture decreased in the first quarter of 2008 to 6.55% from 8.06%. The overall decrease in interest rate paid on the subordinated debenture was the result of the redemption of the subordinated debenture in June 2007, replaced with a subordinated debenture with a relatively lower interest rate. The Corporation also utilizes an interest rate swap hedging the subordinated debenture which has further reduced the rate.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

AVERAGE BALANCE SHEET

The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three month periods ended March 31, 2008 and 2007. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees.

                                                             Three Months Ended March 31,
                                               --------------------------------------------------------
                                                           2008                         2007
                                               ---------------------------  ---------------------------
                                                                   Average                      Average
                                                         Interest    Rate             Interest    Rate
                                                Average   Income/  Earned/   Average   Income/  Earned/
                                                Balance   Expense    Paid    Balance   Expense    Paid
                                               --------  --------  -------  --------  --------  -------
                                                                    (In thousands)
Assets
   Loans                                       $391,978   $6,491    6.64%   $373,426    6,852    7.44%
   Securities                                    89,516    1,055    4.71      87,474    1,001    4.58
   Federal funds sold                            31,862      255    3.21      20,076      255    5.15
                                               --------   ------    ----    --------   ------    ----
Total Interest Earning Assets/
   Total Interest Income/Average Yield Earned   513,356    7,801    6.09     480,976    8,108    6.83
                                               --------   ------    ----    --------   ------    ----
Cash and due from banks                           8,338                        7,246
All other assets                                 23,908                       22,966
                                               --------                     --------
Total Assets                                   $545,602                     $511,188
                                               ========                     ========
Liabilities and Equity
   NOW and money market accounts               $ 54,121      294    2.18    $ 61,359      596    3.94
   Savings deposits                              11,022       50    1.82      13,863       90    2.63
   Time deposits                                253,067    3,037    4.81     242,056    3,034    5.08
   FHLB advances, repurchase agreements
      and fed funds purchased                   137,844    1,456    4.24     101,710    1,081    4.31
   ESOP note payable                                 32       --    6.00          89        2    9.11
   Subordinated debentures                       17,819      291    6.55      19,834      394    8.06
                                               --------   ------    ----    --------   ------    ----
Total Interest Bearing Liabilities/
   Total Interest Expense / Average Rate Paid   473,905    5,128    4.34     438,911    5,197    4.80
                                               --------   ------    ----    --------   ------    ----
Noninterest bearing demand deposits              34,151                       33,000
All other liabilities                             3,843                        2,783
Stockholders' equity                             33,703                       36,494
                                               --------                     --------
Total Liabilities and Stockholder's Equity     $545,602                     $511,188
                                               ========                     ========
Net Interest Income                                       $2,673                       $2,911
                                                          ======                       ======
Net Interest Spread                                                 1.75%                        2.02%
                                                                    ====                         ====
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                     2.09%                        2.44%
                                                                    ====                         ====
Net Interest Margin
   (fully taxable equivalent)                                       2.18%                        2.59%
                                                                    ====                         ====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

PROVISION FOR LOAN LOSSES

A $2.1 million provision for loan losses was taken in the first quarter of 2008, based upon management's review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. Net charge-offs for the first quarter of 2008 totaled $1.6 million, or 1.70% of total average loans on an annualized basis. A substantial portion of the loan charge-offs related to builder developer loans for which specific reserves had been established in prior quarter periods. Total nonperforming assets as a percentage of total assets was 4.28% at March 31, 2008, compared to 3.56% at December 31, 2007. The allowance for loan losses at March 31, 2008 was $6.9 million, or 1.75% of total loans and 32.6% of nonperforming loans, versus $6.4 million, or 1.64% and 36.2% at December 31, 2007, respectively.

NONINTEREST INCOME

Noninterest income in the first quarter of 2008 was $3.2 million, an increase of $1.8 million, or 125.7%, compared to the first quarter of 2007. The increase was primarily related to a net increase in the fair market value of assets and liabilities as measured under Statement of Financial Accounting Standards (SFAS
159), principally the increase attributable to the fair value of the subordinated debenture connected with the February 2007 Trust Preferred Issuance. The net change in fair value associated with the subordinated debenture and the corresponding interest rate swap totaled $2.1 million in unrealized gains for the first quarter, as recorded in other income. The dramatic widening of market credit spreads for the trust preferred securities experienced in the first quarter of 2008 increased the relative fair value of this financial liability dramatically. The Corporation hedges against changes in interest rates with an interest rate swap, which is also accounted for under SFAS 159. The hedge does not cover changes in credit spreads, which typically occur over much longer periods of time than we are currently experiencing. Changes in credit spreads are not easily predictable and may cause adverse changes in the fair value of this instrument and a possible loss of income in the future.

Fiduciary income from trust services totaled $108,000 for the first quarter of 2008, an increase of $21,000 or 24.1% from the first quarter of 2007 as the Corporation continued to increase the level of assets under management from the expanding trust operations. Deposit service charge income of $132,000 for the first quarter of 2008, increased $44,000, or 50.0%, from compared to the first quarter of 2007, primarily from increased service charge fees and a broadened branch base. Mortgage banking income decreased $304,000 or 40.3% to $450,000 for the first quarter of 2008 compared $754,000 for the comparable quarter last year. The decrease in mortgage banking income was the result of fewer residential loan originations and lower gains on the sale of residential mortgage loans in the secondary market. The slow down in new home purchases contributed to this decline. Net realized gains from the sale of securities was $61,000 for the first quarter of 2008 and was attributable to restructuring activities in the available for sale security portfolio. Other interest income totaled $310,000 for the first quarter of 2008, increasing $49,000 or 18.8% from the comparable quarter in 2007,primarily from increases in the cash surrender value of Bank Owned Life Insurance and fee income from wealth management services.

NONINTEREST EXPENSE

Noninterest expense was $3.6 million for the first quarter of 2008, increasing $97,000 or 2.8% from the first quarter of 2007. Salary and benefit totaled $1.8 million for the first three months of 2008, a decrease of $311,000 or 14.5% compared to the same time period last year. The decrease in salary and benefits was due to reductions in staffing levels throughout the organization. The decrease in salary and benefits was offset by an increase in other operating expense. Other operating expense totaled $1.3 million for the first quarter of 2008, an increase of $399,000 or 46.1%, compared to the first quarter of 2007. The increase in other operating expense primarily resulted from valuation costs associated with property obtained in foreclosure and legal expense on loan workouts, which in the aggregate represented $246,000 of the increase. Net occupancy expense totaled $461,000 for the first three months of 2008, a $9,000 or 2.0% increase compared to the first three months of 2007. Other increases in expense were associated with an increase in FDIC insurance of $78,000 for the first three months of 2008 compared to 2007.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

PROVISION FOR INCOME TAXES

We had a federal income tax benefit of $24,000 for the first quarter of 2008 compared to a federal income tax expense of $161,000 in the first quarter of 2007. The change was primarily attributable to a lower level of pretax income, primarily from the large loan loss provision for the first quarter of 2008 compared to the first quarter of 2007. Additionally, permanent differences arising from tax exempt income due to investments in bank qualified tax-exempt securities and the Bank's ownership in bank owned life insurance (BOLI). The increase in cash surrender value of BOLI is exempt from federal income tax.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table presents an analysis of our interest-sensitivity static gap position at March 31, 2008. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At March 31, 2008, we are considered asset sensitive in the time interval of the first three months. We are also considered to be slightly liability sensitive at the one year accumulated gap position.

                                           After Three   After One
                                 Within     Months But    Year But     After
                                  Three     Within One     Within       Five
                                 Months        Year      Five Years    Years      Total
                                --------   -----------   ----------   -------   --------
                                                 (Dollars in thousands)
Interest earning assets:
   Federal funds sold and
      interest bearing cash     $ 16,500    $      --     $     --    $    --   $ 16,500
   Securities                     29,154        8,745       20,471     37,203     95,573
   FHLB stock                         --        5,727           --         --      5,727
   Portfolio loans and
      held for resale            126,430       72,941      158,560     37,239    395,170
                                --------    ---------     --------    -------   --------
      Total                      172,084       87,413      179,031     74,442   $512,970
                                --------    ---------     --------    -------   ========
Interest bearing liabilities:
   NOW and money market
      accounts                    29,382        7,530       12,167      1,779   $ 50,858
   Indexed money market
      accounts
   Savings deposits                  702        3,041        7,955         --     11,698
   Jumbo time deposits            58,300       81,990       71,625        200    212,115
   Time deposits < $100,000        6,386       21,735        7,163        902     36,186
   Repurchase agreements          10,906       19,000           --         --     29,906
    FHLB advances                  5,005        6,810       76,500     26,200    114,515
   ESOP payable                       23           --           --         --         23
   Subordinated debentures        18,557           --           --         --     18,557
                                --------    ---------     --------    -------   --------
      Total                      129,261      140,106      175,410     29,081   $473,858
                                --------    ---------     --------    -------   ========
Interest rate sensitivity gap   $ 42,823     ($52,693)    $  3,621    $45,361
Cumulative interest rate
   sensitivity gap                            ($9,870)     ($6,249)   $39,112
Interest rate sensitivity gap
   ratio                            1.33         0.62         1.02       2.56
Cumulative interest rate
   sensitivity gap ratio                         0.96         0.99       1.08

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

As of March 31, 2008, the table below reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast. Interest rate risk is a potential loss of income and/or potential loss of economic value of equity. Rate sensitivity is the measure of the effect of changing interest rates on the Bank's net interest income or the net interest spread. The policy of the Bank shall be to risk no more than 10% of its net interest income in a changing interest rate scenario of +/- 200 basis points over a one-year simulation period. Furthermore, no more than 15% of net interest income can be projected at risk in a scenario of +/- 300 basis points over a one-year simulation period.

                                          Percentage Change
       Interest Rate Scenario          In Net Interest Income
       ----------------------          ----------------------
Interest rates up 300 basis points            (2.86%)
Interest rates up 200 basis points            (1.05%)
Interest rates up 100 basis points            (0.40%)
Base case                                        --
Interest rates down 100 basis points           1.04%
Interest rates down 200 basis points           5.01%
Interest rates down 300 basis points          (3.12%)

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 ("Act")) as of March 31, 2008, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No change from 10-K

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Stock Repurchases - The following table sets forth information about the Corporation's purchases of its outstanding Common Stock during the quarter ended March 31, 2008.

                                                                                                         MAXIMUM NUMBER (OR
                                                                                                         APPROXIMATE DOLLAR
                                                                                    TOTAL NUMBER OF     VALUE) OF SHARES (OR
                                                                                   SHARES (OR UNITS)     UNITS) THAT MAY YET
                                        TOTAL NUMBER OF                          PURCHASED AS PART OF    BE PURCHASED UNDER
                                       SHARES (OR UNITS)    AVERAGE PRICE PAID    PUBLICLY ANNOUNCED        THE PLANS OR
                PERIOD                   PURCHASED (1)     PER SHARE (OR UNIT)   PLANS OR PROGRAMS(2)        PROGRAMS(2)
                ------                 -----------------   -------------------   --------------------   --------------------
January 1, 2008 - January 31, 2008           1,000                 6.95                  1,000                 12,070
February 1, 2008 - February 29, 2008            --                   --                     --                 12,070
March 1, 2008 - March 31, 2008                  --                   --                     --                 12,070

(1) All shares reported in the above table were purchase in the open market through publicly announced share repurchase

(2) On June 7, 2007, the Corporation announced a share repurchase program to repurchase up to 5% (193,289 shares), of its outstanding common stock in the open market or privately negotiated transactions over the next twelve month period. No stock repurchase plans or programs expired or were terminated by the Corporation during the quarter.

Cash Dividend - On February 19, 2008, the Corporation's Board of Directors declared the Corporation's twenty-fourth quarterly cash dividend of $0.06 per common share, payable April 1, 2008, to shareholders of record March 3, 2008.

ITEM 6. EXHIBITS.

See Exhibit Index attached.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2008.

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

3.2 Bylaws, as amended, of the Corporation are incorporated by reference to Exhibit 3 of the Corporation's Current Quarterly Report on Form 8-K filed on September 19, 2007 (SEC File No. 000-33373)

4.1 Specimen of Stock Certificate of Community Central Bank Corporation is incorporated by reference to Exhibit 4.2 of the Corporation's
          Registration Statement on Form SB-2 (SEC File No. 333-04113).

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

10.3 2002 Incentive Plan is incorporated by reference to Exhibit 10.7 of the Corporation's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2001 (SEC File No. 000-33373)

10.4 Community Central Bank Supplemental Executive Retirement Plan, as amended, and Individual Participant Agreements are incorporated by reference to Exhibit 10.6 of the Corporation's Annual Report on Form
          10-K filed with the SEC for the year ended December 31, 2006 (SEC File
          No. 000-33373)

10.5 Community Central Bank Death Benefit Plan, as amended, is incorporated by reference to Exhibit 10.7 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No.
          000-33373)

10.6      Form of Incentive Stock Option Agreement incorporated by reference to
          Exhibit 99.1 of the Corporation's Current Report on Form 8-K filed with the SEC on March 25, 2005. (SEC File No. 000-33373)

10.7 Form of Non-qualified Stock Option Agreement is incorporated by reference to the Corporation's Current Report on Form 8-K filed on January 17, 2006. (SEC File No. 000-33373)

10.8 Summary of Current Director Fee Arrangements is incorporated by reference to Exhibit 10.10 of the Corporation's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2004. (SEC
          File No. 000-33373)

11        Computation of Per Share Earnings

31.1      Rule 13a - 14(a) Certification (Chief Executive Officer)

31.2      Rule 13a - 14(a) Certification (Chief Financial Officer)

32        Rule 1350 Certifications