Form 10-Q
period 2008-06-30
COMMUNITY CENTRAL BANK CORP
filed 2008-08-14
CIK 1014133

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2008

                          Commission File No. 000-33373

                       COMMUNITY CENTRAL BANK CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Michigan                                    38-3291744
------------------------------              ---------------------------------
  (State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

          100 North Main Street, PO Box 7, Mount Clemens, MI 48046-0007
          -------------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (586) 783-4500
                           --------------------------
                           (Issuer's telephone number)

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

Yes [ ]   No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:




   Class                                          Outstanding at August 11, 2008
  -----------                                     ------------------------------
   Common Stock                                          3,734,781 Shares


================================================================================

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                      June 30,      December 31,
                                                        2008            2007
                                                     (Unaudited)
                                                     ----------     -----------
                                                           (In thousands)
Assets

Cash and due from banks                               $   8,471      $   6,183
Federal funds sold                                        5,700          3,000
                                                      ---------      ---------
   Cash and Cash Equivalents                             14,171          9,183
                                                      ---------      ---------

Trading securities at fair value option                  17,442         20,115
Securities available for sale, at fair value             72,492         66,809
Securities held to maturity, at amortized cost            1,775            977
FHLB stock                                                5,877          5,527
Residential mortgage loans held for sale                  1,930          4,848

Loans
   Commercial real estate                               272,018        264,685
   Commercial and industrial                             35,021         33,039
   Residential real estate                               56,911         60,799
   Home equity lines of credit                           21,018         20,906
   Consumer loans                                         8,490          9,754
   Credit card loans                                        758            729
                                                      ---------      ---------
   Total Loans                                          394,216        389,912
Allowance for credit losses                              (7,019)        (6,403)

                                                      ---------      ---------
   Net Loans                                            387,197        383,509
                                                      ---------      ---------

Net property and equipment                                9,210          8,704
Accrued interest receivable                               2,257          2,535
Other real estate                                         2,025            854
Goodwill                                                  1,381          1,381
Intangible assets, net of amortization                       94            107
Cash surrender value of Bank Owned Life insurance        10,774         10,514
Other assets                                              5,694          5,242
                                                      ---------      ---------
   Total Assets                                       $ 532,319      $ 520,305
                                                      =========      =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED BALANCE SHEETS

                                                      June 30,           December 31,
                                                        2008                 2007
                                                    (Unaudited)
                                                    -----------          ------------
                                                    (In thousands, except share data)
Liabilities

Deposits
   Noninterest bearing demand deposits               $  40,357            $  31,647
   NOW and money market accounts                        50,509               53,467
   Savings deposits                                     13,554                9,326
   Time deposits                                       225,696              234,195
                                                     ---------            ---------
   Total deposits                                      330,116              328,635
                                                     ---------            ---------

Repurchase agreements and fed funds purchased           32,928               32,659
Federal Home Loan Bank advances ($5.0 million
   at fair value at 12-31-07)                          117,510              104,495
Accrued interest payable                                   978                1,018
Other liabilities                                        3,026                2,637
ESOP note payable                                           11                   36
Subordinated debentures (all instruments at
   fair value)                                          14,548               17,597
                                                     ---------            ---------
   Total Liabilities                                   499,117              487,077
                                                     ---------            ---------

Stockholders' Equity
   Common stock -- 9,000,000 shares authorized;
     3,734,781 shares issued and outstanding at
     6-30-2008 and 3,733,081 at 12-31-2007              32,109               32,071
   Retained earnings                                     2,028                1,797
   Unearned employee benefit                               (11)                 (36)
   Accumulated other comprehensive (loss) income          (924)                (604)
                                                     ---------            ---------
   Total Stockholders' Equity                           33,202               33,228

                                                     ---------            ---------
Total Liabilities and Stockholders' Equity           $ 532,319            $ 520,305
                                                     =========            =========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended           Six Months Ended
                                                            June 30,                   June 30,
                                                      2008         2007           2008          2007
                                                     -------      -------       --------      --------
                                                           (In thousands, except per share data)
Interest Income
   Loans (including fees)                            $ 6,373      $ 6,885       $ 12,864      $ 13,737
   Taxable securities                                    942          805          1,768         1,472
   Tax exempt securities                                 147          413            376           747
   Federal funds sold                                     54          131            309           386
                                                     -------      -------       --------      --------
   Total Interest Income                               7,516        8,234         15,317        16,342
                                                     -------      -------       --------      --------
Interest Expense
   Deposits                                            2,965        3,434          6,345         7,154
   Repurchase agreements and fed funds purchased         289          233            520           393
   Federal Home Loan Bank advances                     1,248          975          2,474         1,896
   ESOP loan interest expense                              1            2              1             4
   Subordinated debentures                               216          559            507           953
                                                     -------      -------       --------      --------
   Total Interest Expense                              4,719        5,203          9,847        10,400
                                                     -------      -------       --------      --------
   Net Interest Income                                 2,797        3,031          5,470         5,942
Provision for credit losses                              884          175          2,984           225
                                                     -------      -------       --------      --------
   Net Interest Income after Provision                 1,913        2,856          2,486         5,717
                                                     -------      -------       --------      --------
Noninterest Income

   Fiduciary income                                       98          111            206           198
   Deposit service charges                               142           92            274           180
   Realized gains (losses) on available for
     sale securities                                      49          (13)           110           (13)
   Change in fair value of assets/liabilities
     carried at fair value under SFAS 159                872          (72)         3,011           156
   Mortgage banking income                               430          594            880         1,348
   Other income                                          568          433            878           694
                                                     -------      -------       --------      --------
   Total Noninterest Income                            2,159        1,145          5,359         2,563
                                                     -------      -------       --------      --------
Noninterest Expense
   Salaries, benefits, and payroll taxes               1,835        1,903          3,667         4,046
   Premises and fixed asset expense                      452          465            913           917
   Other operating expense                             1,471        1,038          2,735         1,903
                                                     -------      -------       --------      --------
Total Noninterest Expense                              3,758        3,406          7,315         6,866
                                                     -------      -------       --------      --------
   Income Before Taxes                                   314          595            530         1,414
Provision for income taxes                                39           59             15           220
                                                     -------      -------       --------      --------
   Net Income                                        $   275      $   536       $    515      $  1,194
                                                     =======      =======       ========      ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Per share data:
   Basic earnings                                    $  0.07      $  0.14       $   0.14      $   0.30

   Diluted earnings                                  $  0.07      $  0.14       $   0.14      $   0.30
                                                     =======      =======       ========      ========
   Cash Dividends                                    $  0.02      $  0.06       $   0.08      $   0.12
                                                     =======      =======       ========      ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                     Three Months Ended             Six Months Ended
                                                            June 30,                   June 30,
                                                       2008        2007           2008          2007
                                                     -------      -------       --------      --------
                                                                       (In thousands)
Net Income as Reported                               $   275      $   536       $    515      $  1,194

Other Comprehensive (Loss), Net of Tax
   Change in unrealized losses on securities
   Available for sale                                   (868)      (1,003)          (320)         (695)
                                                     -------      -------       --------      --------

Comprehensive Income                                 $  (593)     $  (467)      $    195      $    499
                                                     =======      =======       ========      ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                       Six Months Ended June 30,
                                                                         2008             2007
                                                                       --------        ---------
                                                                            (In thousands)
Operating Activities
   Net income                                                          $    515        $   1,194
   Adjustments to reconcile net income to net cash flow
     from operating activities:
    Net amortization of security premium                                     51               96
    Net gain on sales and call of securities                               (110)              13
    Net gain on financial instruments at fair value                      (3,011)            (156)
    Provision for credit losses                                           2,984              225
    Depreciation expense                                                    336              356
    Deferred income tax expense                                              15               44
    SFAS 123R option expense                                                 28               14
    ESOP compensation expense                                                25               29
    (Increase) decrease  in accrued interest receivable                     278                5
    (Increase) decrease in other assets                                  (2,659)          (1,128)
    (Increase) decrease in accrued interest payable                         (39)            (258)
    Increase in other liabilities                                           389              154
    Increase (decrease) in loans held for sale                            2,918              891
                                                                       --------        ---------
   Net Cash Provided by Operating Activities                              1,720            1,479

Investing Activities
   Maturities, calls, sales and prepayments of securities
     available for sale                                                  47,607           33,906
   Purchase of securities available for sale                            (52,612)         (25,309)
   Maturities, calls, sales and prepayment of trading securities             --              909
   Transfer to trading securities                                            --          (26,642)
   Maturities, calls, and prepayments of held to
     maturity securities                                                  2,602               25
   Purchases of held to maturity securities                              (1,265)              --
   Increase in loans                                                     (6,671)              63
   Purchases of property and equipment                                     (842)             (44)
   Proceeds from sale of property and equipment                              --               60
                                                                       --------        ---------
   Net Cash Used in Investing Activities                                (11,181)         (17,032)

Financing Activities
   Net (decrease) increase in demand and savings deposits                 9,980           10,902
   Net (decrease) increase in time deposits                              (8,499)         (34,139)
   Net increase (decrease) in borrowings                                    270           13,983
   Issuance of subordinated debentures                                       --           18,557
   Redemption of subordinated debentures                                     --          (10,310)
   Net proceeds from FHLB advances                                       13,000            2,000
   Payment of ESOP debt                                                     (25)             (29)
   Stock option exercise/award                                               14               73
   Cash dividends paid                                                     (284)            (473)
   Repurchase of common stock                                                (7)          (2,434)
                                                                       --------        ---------
   Net Cash Provided (Used) by Financing Activities                      14,449           (1,870)
                                                                       --------        ---------
(Decrease) increase in Cash and Cash Equivalents                          4,988          (17,423)
Cash and Cash Equivalents at the Beginning of the Year                    9,183           24,726
                                                                       --------        ---------
Cash and Cash Equivalents at the End of the Period                     $ 14,171        $   7,303
                                                                       ========        =========

Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                       $  9,886        $  10,657
   Federal Taxes Paid                                                  $     --        $     175
   Loans transferred to other real estate owned                        $  1,242        $      --
                                                                       ========        =========

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

      The Corporation's Consolidated Balance Sheets are presented as of June 30, 2008 and December 31, 2007, and Consolidated Statements of Income and Comprehensive Income for the three and six month periods ended June 30, 2008 and 2007, and Consolidated Statements of Cash Flow for the six months ended June 30, 2008 and 2007. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

4. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R "Sharebased Payment" ("SFAS 123R"), a revision to Statement No. 123, "Accounting for Stock-Based Compensation." This standard requires the Corporation to measure the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair calculated value of the awards. The Corporation adopted the provisions of SFAS 123R as of January 1, 2006. The standard provides for a modified prospective application. Under this method, the Corporation began recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Corporation is recognizing the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair value previously calculated for disclosure purposes. Prior periods have not been restated.

      The Corporation did not grant any options during the six months ended June 30, 2008 or 2007. The total amount of options outstanding at June 30, 2008 was 286,993 shares at a weighted average exercise price of $9.10 per share. During the second quarter of 2008, no options were exercised.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

      The Corporation recognized compensation expense, using the Black Scholes option-pricing model, of $14,000 and $28,000 for the second quarter and six months ended June 30, 2008, respectively, for the options vesting in 2008 and $7,000 and $14,000 for the second quarter and six months ended June 30, 2007, respectively, for the options vesting in 2007, in each case based on the fair market value of the grant date. The net income and earnings per share for the second quarters of 2008 and 2007 and six months ended June 30, 2008 and 2007, on a pro forma basis, are disclosed for comparison below.

                                                         Three Months Ended      Six Months Ended
                                                              June 30,               June 30,
                                                          2008        2007       2008       2007
                                                         ------      ------     ------     -------
                                                          (in thousands, except per share data)
Net income, as reported                                  $  275      $  536     $  515     $ 1,194

Add:  Stock-based employee compensation expense,
   net of related tax effects, included in reported
   net income                                               (14)         (7)       (28)        (14)

Deduct:  Total stock-based employee and director
   compensation expense under fair value based
   methods of awards, net of related tax effects             14           7         28          14
                                                         ------      ------     ------     -------
Pro forma net income                                     $  275      $  536     $  515     $ 1,194
                                                         ======      ======     ======     =======

Earnings per share

   Basic                                                 $ 0.07      $ 0.14     $ 0.14     $  0.30
   Diluted                                               $ 0.07      $ 0.14     $ 0.14     $  0.30

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The selected FHLB advances had a net unrealized gain position as of January 1, 2007 and March 31, 2007 and were selected solely as a natural balance sheet hedge for the investment portfolio elected under SFAS 159. The decrease in the unrealized loss position of the selected investments and the income recognized under SFAS 159 for the first three months of 2007 was completely offset by a corresponding decrease in unrealized gains within the selected FHLB advances. In the second quarter of 2007, management reviewed the selected instruments, the changes in overall market interest rates, the treasury yield curve and the structure of the embedded call options of the investments. Management felt that FHLB advances alone would not accurately hedge the investments. In May 2007, the Corporation acquired an interest rate swap to better hedge the fair value of the portfolio. The notional value of the interest rate swap was $18 million for a duration of three years, which approximated the overall duration of the trading portfolio under SFAS 159. Under the interest rate swap, the bank receives the three month libor rate and pays a fixed rate of 5.275%, which is the average weighted yield of the hedged portfolio at the inception of the interest rate swap. During the fourth quarter of 2007, the Corporation restructured many of the instruments originally selected during the early adoption of SFAS 159. The resulting portfolio better matched the Corporation's asset liability position. Additionally, should management and the ALCO committee, believe other balance sheet strategies will better position the Bank and Corporation, other transactions could be considered including the sale of investments classified under trading status. Management did not extinguish any FHLB advances before stated maturity. At June 30, 2008, all FHLB advances selected for SFAS 159 accounting treatment had matured. It is the intent of management for the foreseeable future to utilize fair value option on selected investment securities, or like kind dollars on disposal.

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

The valuations of the instruments measured under Fair Value Measurement SFAS 157 for 2007 were measured under a market approach using matrix pricing investment for investment securities and the income approach using observable data for the liabilities reported under the Fair Value Option SFAS 159. The inputs were observable for the assets and liabilities interest rate on commonly quoted intervals based on similar assets and liabilities for level 2 instruments. Community Central Bank Corporation does not have a credit rating through any major credit research credit rating facilities. The Trust Preferred Market from which a basis for pricing on the subordinated debenture is arrived at is reflective of changes in the commercial banking environment. The pricing of the subordinated debenture is considered by management to be reflective of the current assessments as to the market for fixed rate trust preferred and subordinated debentures of similar duration. During several quarterly periods, the Trust Preferred Market reflected only a small base of participants in the market place. The disarray in the credit markets contributed to the lack of market transactions in this financial instrument. A determination was made, based upon the significance of unobservable parameters as of June 30, 2008 to the overall fair value measurement, to continue to report the subordinated debentures under level 3 significant unobservable inputs. In addition to the unobservable components, or level 3 components, observable components that can be validated to external sources are part of the validation methodology.

The second quarter of 2008 resulted in the net change in the fair value of financial assets and liabilities, as measured under the fair value option under Statement of Financial Accounting Standards (SFAS) 159, of $872,000 million on a pretax basis or $575,000 after tax. This net gain from fair value reporting under SFAS 159 was primarily

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

attributable to the change in fair value on the Corporation's subordinated debenture. Since the issuance of the SFAS 159, the dramatic widening of market credit spreads experienced for trust preferred security issuances has continued to favorably impact the fair value measurement of the Corporation's subordinated debenture through June 30, 2008. The Corporation hedges and protects itself from changes in interest rates with an interest rate swap. The hedge does not cover changes in credit spreads which typically occur over longer time periods. Changes in market conditions are not predictable and changes in credit spreads will cause changes in the fair value of this instrument and a possible loss in income. The net change in the fair value of financial assets and liabilities as measured under the fair value option under SFAS 159 for the first six months of 2008 was $3.0 million with the majority of the change attributable to the Corporation's subordinated debenture.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The table below contains the fair value measurement at June 30, 2008 using the identified valuations and the changes in fair value for the six months ended June 30, 2008 for items measured at fair value pursuant to election of the fair value option.

                                                                                                     Changes in fair value for
                                                                                                         six months ended
                                                                                                     June 30, 2008 measured
                                                                                                      at fair value pursuant to
                                                      Fair Value Measurement at                      election of the fair value
                                                           June 30, 2008                                      Option
                                        ----------------------------------------------------------   --------------------------
                                         Fair Value       Significant Other        Significant         Other Gains or Losses
                                        Measurements      Observable Inputs    Unobservable Inputs      in noninterest income
Description                              06/30/2008           (Level 2)             (Level 3)               pretax income
-----------                             ------------      -----------------    -------------------   --------------------------
                                                     (in thousands of dollars)
Trading Securities                       $  17,442            $ 17,442                  --                   $   (70)
Interest rate swap hedging securities         (493)               (493)                 --                        48
Federal Home Loan Bank Advances                 --                  --                  --                       (14)
Subordinated Debentures                     14,548                  --              14,548                     3,049
Interest rate swap hedging
   subordinated debentures                     665                 665                  --                        (2)
                                         ---------            --------              ------                   --------
                                                                                                             $  3,011
                                                                                                             ========

Interest income and interest expense of the respective financial instruments have been recorded in the consolidated statement of income based on the category of financial instrument.

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS

The table below includes a rollforward of the balance sheet amounts for the six month period ended June 30, 2008 (including the change in fair value), for financial instruments classified by the Corporation within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Corporation attempts to risk manage the observable components of level 3 financial instruments using derivative positions that are classified within level 2 of the valuation hierarchy; as these level 2 risk management instruments are not included below, the gains or losses in the tables do not reflect the effect of the Corporation's risk management activities related to such level 3 instruments.

                           Fair value measurements using significant unobservable inputs
-------------------------------------------------------------------------------------------------------------
                                                                                                               Changes in unrealized
For the six month                                                                                                gains and (losses)
period ended                               Total            Purchases                                                 related to
June 30, 2008        Fair value,    realized/unrealized     issuances      Transfers in and/or   Fair value,   financial instruments
(in millions)      January 1, 2008     gains/(losses)    settlements, net    out of Level 3     June 30, 2008  held at June 30, 2008
----------------------------------------------------------------------------------------------------------------------------------
Subordinated
   Debentures          17,597               --                  --                 --               14,548            3,049

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

The following table presents assets measured at fair value on a nonrecurring basis at June 30, 2008.

                                           Quoted Prices in
                                          Active Markets for   Significant Other     Significant       Total Losses for
                             Balance at   Identical Assets    Observable Inputs   Unobservable Inputs  six months ended
Assets                     June 30, 2008      (Level 1)           (Level 2)          (Level 3)           June 30, 2008
----------------           -------------  ------------------  ------------------  -----------------    ----------------
Impaired loans
   accounted for
   under FAS 114              20,162             --                  --                 20,162               2,448
Other real estate owned        2,025             --                  --                  2,025                 269

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at June 30, 2008 and December 31, 2007 and the results of operations for the six months ended June 30, 2008 and 2007. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Deposit Insurance Corporation, Michigan Office of Financial and Insurance Services or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

EXECUTIVE SUMMARY

Community Central Bank Corporation is the holding company for Community Central Bank (the "Bank") in Mount Clemens, Michigan. The Bank opened for business in October 1996 and serves businesses and consumers across Macomb, Oakland, St. Clair and Wayne counties with a full range of lending, deposit, trust, wealth management, and Internet banking services. The Bank operates four full service facilities, in Mount Clemens, Rochester Hills, Grosse Pointe Farms and Grosse Pointe Woods, Michigan. Community Central Mortgage Company, LLC, a subsidiary of the Bank, operates locations servicing the Detroit metropolitan area, and northwest Indiana. River Place Trust and Community Central Wealth Management are divisions of Community Central Bank. Community Central Insurance Agency, LLC is a wholly owned subsidiary of Community Central Bank. The Corporation's common shares trade on The NASDAQ Global Market under the symbol "CCBD."

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

Our results of operations may also be affected by local and general economic conditions. The largest geographic segment of our customer base is in Macomb County, Michigan. The economic base of the County continues to diversify from the automotive service sector although the impact of the restructuring of the American automobile companies has a direct impact on southeastern Michigan. A slowdown in the local and statewide economy has produced increased financial strain on segments of our customer base. We have experienced increased delinquency levels and losses in its loan portfolio, primarily with residential developer loans, residential real estate loans, and home equity and consumer loans. Further downturns in the local economy may affect the demand for commercial loans and related small to medium business related products. This could have a significant impact on how we deploy earning assets. The competitive environment among the Bank, other financial institutions and financial service providers in the Macomb, Oakland, Wayne and St. Clair counties of Michigan may affect the pricing levels of various deposit products. The impact of competitive rates on deposit products may increase our relative cost of funds and thus negatively impact our net interest income.

We recorded a $884,000 provision for loan losses for the second quarter of 2008. A significant portion of this provision related to collateral impairment, the result of declining property values reflecting Michigan's economic conditions. The specific allowance associated with residential builder loans was $2.8 million at June 30, 2008. Total residential builder loans represent approximately 5% of our total loan portfolio at June 30, 2008.

Nonperforming assets to total assets increased to 4.15% at June 30, 2008 compared to 3.56% at December 31, 2007. The increase in nonperforming assets for the first six months of 2008 was primarily attributable to several additional loan relationships that management felt were experiencing financial difficulties and should be placed into nonaccrual loan status. A portion of these loans had experienced various loan payment difficulties, but were not over 90 days past due at June 30, 2008.

We continue to see competitive deposit rates offered from local financial institutions within the geographic proximity of the Bank which could have the effect of increasing our costs of funds to a level higher than management projects. We continue to utilize wholesale forms of funding earning assets through the FHLB and brokered certificates of deposit to balance both interest rate risk and the overall cost of funds. Brokered and internet certificates of deposit are based on a nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for certificates of deposit products has intensified and we have found this type of wholesale funding to often effectively compete with the rates offered for similar term retail certificates of deposit products of local community and regional banks.

One of our business objectives has been the diversification of revenue from interest income. Our Wealth and Trust divisions have been providing us with a diversified source of fee income. The addition of a new branch location in Grosse Pointe Woods, Michigan, which opened in June 2008, will represent the second branch location in this

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

upscale market of southeastern Michigan. We continue to focus on strategies to increase our market share of core deposits as well as wealth and trust services. Assets under management of our trust and wealth management divisions continue to grow and totaled $155.8 million at the end of June 2008.

ASSETS

At June 30, 2008, the Corporation's total assets were $532.3 million, an increase of $12.0 million, or 2.3%, from December 31, 2007. The largest segment of asset growth for the six months ended June 30, 2008, occurred in federal funds and investment securities available for sale. Total assets decreased in the second quarter of 2008 $14.4 million. The decrease was principally due to declines in federal funds sold of $10.8 million and declines in the combined investment portfolios of $3.6 million. Total loans net of the allowance for credit losses and residential mortgage loans held for sale were relatively unchanged from March 31, 2008, increasing $862,000 in the second quarter. The small increase in total loan growth was due in part to the economic weakness in the local economy and the Corporation's desire to only lend to those customers with deposit and other banking product relationships.

Total loans increased $4.3 million or 1.1% to $394.2 million at June 30, 2008 from $389.9 million at December 31, 2007. Loan growth was comprised primarily of commercial real estate loans, which increased $7.3 million or 2.8% from December 31, 2007 to June 30, 2008. Total commercial real estate loans represent 69.0% of the total loan portfolio. This is consistent with the current and historical commercial loan focus of the Corporation. The Corporation had approximately $147.5 million in outstanding loans at June 30, 2008, to borrowers in the real estate rental and properties management industries, representing approximately 54.2% of the total commercial real estate portfolio. All other segments of the loan portfolio decreased for the first six months with the largest decline occurring in the residential mortgage portfolio which decreased $3.9 million.

The decrease in the residential mortgage portfolio was purposeful as management sought to sell most of its new mortgage originations primarily to Fannie Mae and other investors in the secondary market and runoff was allowed to occur in the portfolio. During the first six months of 2008, we originated $39.9 million of residential mortgage loans, retaining only $1.1 million in our portfolio. During this period we experienced pay-downs and pay-offs of $5.0 million. Additionally, the Corporation further tightened its underwriting guidelines, which had the effect of limiting new loan volume. Generally, these changes included reductions in the allowable loan to value ratio on mortgage loans.

Most of the residential mortgage portfolio comprises adjustable rate mortgages, which at June 30, 2008 represented $42.4 million or 74.4% of the total residential portfolio. Residential mortgage loans which the Corporation retains in portfolio comprise primarily loans with borrowers whom the Corporation has other banking relationships with, as well as loans with attributes deemed to match the Corporation's rate risk profile. Home equity lines of credit ("HELOC") totaled $21.0 million at June 30, 2008, and remained relatively unchanged for the first six months of 2008. As with our residential mortgage loan portfolio, management has intentionally limited growth in this segment of the portfolio given the real estate environment in southeastern Michigan. New underwriting guidelines for our HELOC loans carried in portfolio limit loan to values, including prior liens, to 85% of appraised value of the real estate. This represents a change from the prior loan to value level of 95%.

The consumer loan portfolio, comprising primarily boat loans, totaled $8.5 million at June 30, 2008, a decrease of $1.3 million from December 31, 2007. The decrease was comprised of $120,000 in charge offs to the allowance and the transfer of $470,000 into repossessed collateral status. The remainder of the decrease was attributable to runoff in the portfolio. The Corporation continues to monitor this portion of the loan portfolio as it has experienced increased delinquencies and repossessions. The increase in delinquencies and repossessions are attributable to local economic conditions.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The major components of the loan portfolio for loans held for sale and loans in the portfolio are as follows:

                                   June 30,     Percentage     December 31,     Percentage       Net         Net
                                    2008      of total loans       2007       of total loans    Change     Change %
                                  ---------   --------------   ------------   --------------   --------    --------
                                            (in thousands, except percentages)
Loans held for sale:
   Residential real estate        $   1,930                     $  4,848                       $ (2,918)    (60.2%)
                                  =========       =====         =========       ========       ========    ======
Loans held in the portfolio:
   Commercial real estate         $ 272,018        69.0%        $ 264,685           67.9%      $  7,333       2.8%
   Commercial and industrial         35,021         8.9            33,039            8.5          1,982       6.0
   Residential real estate           56,911        14.4            60,799           15.6         (3,888)     (6.4)
   Home equity lines                 21,018         5.3            20,906            5.4            112       0.5
   Consumer loans                     8,490         2.2             9,754            2.4         (1,264)    (13.0)
   Credit cards                         758         0.2               729            0.2             29       4.0
                                  ---------       -----         ---------       --------       --------    ------
                                  $ 394,216       100.0%        $ 389,912          100.0%      $  4,304       1.1%
                                  =========       =====         =========       ========       ========    ======

The investment security portfolio, excluding FHLB stock, totaled $91.7 million at June 30, 2008, compared to $87.9 million at December 31, 2007, and was comprised of securities held as available for sale, held to maturity and held as trading. Securities available for sale, the largest portion of our investment portfolio, increased $5.7 million or 8.5% to $72.5 million at June 30,2008 from December 31, 2007. The largest change in the portfolio occurred in the collateralized mortgage obligation ("CMO") portfolio which increased $20.1 million from December 31, 2007 and ended June 30, 2008 at $26.9 million. The CMO portfolio is comprised of US agency and Government National Mortgage Association ("GNMA") securities which carry the full faith and credit of the United States Government. The mortgage backed agency portfolio increased $6.7 million for the first six months of 2008. The net change in this segment of the available for sale security portfolio was again comprised of primarily GNMA securities. The municipal security portfolio totaled $12.6 million at June 30, 2008, which was a decrease of $17.0 million from December 31, 2007. During the first quarter of 2008, the Corporation sold approximately 36% of the bank qualified municipal bond portfolio to decrease volatility in this type of investment due to the dramatic changes in the municipal insurance market. Additionally, the portfolio of municipal bonds was reduced for federal income tax considerations.

At June 30, 2008, we had unrealized losses of $1.4 million in our available for sale portfolio. This represents a $480,000 decrease in the market value from December 31, 2007. The unfavorable decrease in market value was attributable to an increase in interest rates and the widening of credit spreads on mortgage backed instruments. The total net gain from the sale of available for sale securities totaled $110,000 for the first six months of 2008 and was the result of portfolio restructuring activity. The Corporation has the intent and ability to hold the securities classified under available for sale for the foreseeable future and declines in fair value are primarily due to increased market interest rates.

The Corporation has less than one percent of its total investment portfolio including those in trading, available for sale and held to maturity, in non-agency investments.

The securities classified as held for trading totaled $17.4 million as of June 30, 2008. The average effective duration of the trading portfolio as of June 30, 2008 was approximately 1.86 years, with an average life of 1.49 years and a weighted average coupon rate of 4.71%. Management decided to classify the original securities at January 1, 2007, under SFAS 159 because of the characteristics of the instruments, giving the Corporation the option and ability to hedge the instruments utilizing above market value Federal Home Loan Bank advances. Furthermore, in adopting SFAS 159, the Corporation was able to utilize the fair value option on off balance sheet hedges and account for the hedges in a manner which is less complex than was previously available under GAAP. Other reasons influencing management's decision to classify the selected instruments under SFAS 159 include overall ALCO strategies and the shape of the treasury yield curve and management expectations on short term interest rates. The trading portfolio as of June 30, 2008 comprised $11.3 million of U.S. Agency debentures with an effective duration of 1.7 years and $6.1 million in U.S. agency collateralized mortgage obligations (CMOs) with an effective duration of
1.1 years. All of the

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CMOs held in the trading portfolio pass the stress testing recommended by the Federal Financial Institutions Examination Council with relatively short average lives under differing rate scenarios.

In May 2007, the Corporation acquired an interest rate swap to better hedge the fair value of the portfolio. The notional value of the interest rate swap was $18 million for the duration of three years, which approximated the overall duration of the trading portfolio under SFAS 159. Under the interest rate swap the bank receives the three month libor rate and pays a fixed rate of 5.275%, which is the average weighted yield of the hedged portfolio at the inception of the interest rate swap. The interest rate swap is accounted for under the Fair Value Option for Financial Assets and Liabilities (SFAS 159) and therefore no formal hedge accounting under SFAS 133 is applicable. The Corporation periodically reviews the structure of hedge to evaluate the risks of changes in interest rates under various rate scenarios. During the fourth quarter of 2007, the Corporation restructured many of the instruments originally selected during the early adoption of SFAS 159. The resulting portfolio better matched the Corporation's asset liability position. Additionally, should management and the ALCO committee believe other balance sheet strategies will better position the Bank and Corporation, other transactions could be considered including the sale of investments classified under trading status. Management has no intent to extinguish, before stated maturity, any FHLB advances. It is the intent of management for the foreseeable future to utilize fair value option on selected investment securities, or like kind dollars on disposal.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

A summary of nonperforming assets is as follows:

                                                       June 30,      December 31,
                                                         2008            2007
                                                      ---------      ------------
                                                        (Dollars in thousands)
Nonaccrual loans:
   Commercial real estate                             $  17,305        $ 14,379
   Commercial and industrial                                103             146
   Residential real estate                                1,629           2,053
   Home equity lines                                        545             354
   Consumer loans                                           481              30
   Credit cards                                              --              --
                                                      ---------        --------
Total nonaccrual loans                                   20,063          16,962

Accruing loans delinquent more than 90 days:
   Commercial real estate                             $      --        $     --
   Commercial and industrial                                 --              --
   Residential real estate                                   --             654
   Home equity lines                                         --              44
   Consumer loans                                            --              --
   Credit cards                                               7              25
                                                      ---------        --------
Total accruing loans delinquent more than 90 days             7             723
                                                      ---------        --------
Total nonperforming loans                                20,070          17,685

Other real estate owned
   Commercial real estate                                   858             319
   Residential real estate                                1,167             535
                                                      ---------        --------
Total other real estate owned                             2,025             854
                                                      ---------        --------
Total nonperforming assets                            $  22,095        $ 18,539
                                                      =========        ========

Total nonperforming loans as a
   percentage of total loans                               5.09%           4.54%
                                                      =========        ========

Total nonperforming assets as a percentage
   of total assets                                         4.15%           3.56%
                                                      =========        ========

At June 30, 2008, nonperforming loans, which represents nonaccruing loans and those loans past due 90 days or more and still accruing interest, totaled $20.1 million compared to $17.7 million at December 31, 2007, an increase of $2.4 million. The primary reason for the increase was attributable to an increase in nonaccruing commercial real estate loans of $2.9 million for the first six months of 2008. The largest portion of this increase was related to one commercial real estate credit that had irregular loan payments, but was less than 90 days past due at June 30, 2008. Management felt that given the economic conditions in southeastern Michigan that the borrower would have difficulty in continuing a regular payment stream. Management believes to be adequately covered with the collateral of this particular loan. Net charge offs for the first six months of 2008 totaled $2.4 million, of which $1.6 million was specifically attributable to builder developer loans for which specific reserves had been established in prior periods. Total nonperforming assets as a percentage of total assets was 4.15% at June 30, 2008, compared to 3.56% at December 31, 2007. The allowance for loan losses at June 30, 2008 was $7.0 million, or 1.78% of total loans and 34.97% of nonperforming loans, versus $6.4 million, or 1.64% and 36.2% at December 31, 2007, respectively. Nonperforming residential mortgage loans decreased $424,000 for the first six months of 2008 as the Corporation continued to dispose of residential real estate collateral positions. The majority of the consumer loans classified as nonaccrual are comprised of boat loans. The delinquency level of these loans has increased over prior periods. The

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

relative size of the boat loan portfolio totals 2.2% of the entire loan portfolio at June 30, 2008. Other real estate owned (OREO) was $2.0 million at June 30, 2008. The Corporation has valuation reserves established on certain OREO properties. The largest segment of OREO is comprised of commercial real estate of $858,000. The remaining properties in OREO comprise residential real estate from a builder developer loan of $534,000 and residential properties acquired through foreclosure of $633,000.

The following table shows an analysis of the allowance for loans losses:

                                                       Six Months Ended       Year Ended
                                                           June 30,          December 31,
                                                             2008                2007
                                                       ----------------      ------------
                                                             (Dollars in thousands)
Balance at beginning of the period                         $  6,403            $ 3,815
Charge-offs:
   Commercial real estate                                     1,705                338
   Commercial and industrial                                    154                110
   Residential real estate                                      157                106
   Home equity lines                                            163                131
   Consumer loans                                               186                382
   Credit cards                                                  21                 33
                                                           --------            -------
Total charge-offs                                          $  2,386            $ 1,100
                                                           --------            -------

Recoveries:
   Commercial real estate                                        --                 --
   Commercial and industrial                                     15                 12
   Residential real estate                                       --                 --
   Home equity lines                                             --                 --
   Consumer loans                                                 2                 69
   Credit cards                                                   1                  7
                                                           --------            -------
Total recoveries                                           $     18            $    88
                                                           --------            -------
Net charge-offs (recoveries)                                  2,368              1,012
                                                           --------            -------
Provision charged to earnings                                 2,984              3,600
                                                           --------            -------
Balance at end of the period                               $  7,019            $ 6,403
                                                           ========            =======

Net charge-offs (net recoveries) during the period
   to average loans outstanding during the period on
   an annualized basis                                         1.21%              0.27%

Allowance as a percentage of total portfolio loans             1.78%              1.64%

The allowance for loan losses as a percentage of total loans remained relatively unchanged at June 30, 2008, compared to December 31, 2007. The Corporation performs a detailed quarterly review of the allowance for loan losses. The Corporation evaluates those loans classified as substandard, under its internal risk rating system, on an individual basis for impairment under SFAS 114. The level and allocation of the allowance is determined primarily on management's evaluation of collateral value, less the cost of disposal, for loans reviewed in this category. The remainder of the total loan portfolio is segmented into homogeneous loan pools with similar risk characteristics for evaluation under SFAS 5. The primary risk element considered by management regarding each consumer and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements concerning commercial and industrial loans and commercial real estate loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews existence of collateral and its value.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

LIABILITIES

At June 30, 2008, total deposits increased $1.5 million or 0.5% to $330.1 million from $328.6 million at December 31, 2007. The increase was primarily due to an $8.7 million or 27.5% increase in noninterest bearing demand deposits. The increase was due in part to the continued emphasis on growth in this important area of core deposit and the addition of branch locations. Additionally, the Corporation has continued to focus on complete commercial lending relationships that include core deposits as part of the overall approval process. Time deposits $100,000 and above decreased $5.1 million or 2.6%. The largest contributor of the decrease in large time deposits was decreases in Municipal time deposits of $16.2 million during the first six months of 2008. Time deposits under $100,000 also decreased $3.3 million or 8.5% due to decreases attributable to the local interest rate environment. Money market accounts decreased $6.6 million or 17.2% from December 31, 2007 to June 30, 2008 due to withdrawals from the indexed money market product which is tied to the six months treasury rate. Management attributes this decline to customers seeking higher rate products, as the indexed rate fell below 2 percent based on market rate conditions.

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

The major components of deposits are as follows:

                                  June 30,       Percentage       December 31,       Percentage        Net        Net
                                    2008      of total deposits      2007        of total deposits    Change    Change %
                                  ---------   -----------------   ------------   -----------------   --------   --------
                                                                  (Dollars in Thousands)
Noninterest bearing demand        $  40,357         12.2%          $  31,647            9.6%         $  8,710      27.5%
NOW accounts                         18,590          5.6              14,907            4.5             3,683      24.7
Money market accounts                31,919          9.7              38,560           11.7            (6,641)    (17.2)
Savings deposits                     13,554          4.1               9,326            2.8             4,228      45.3
Time deposits under $100,000         36,034         10.9              39,395           12.0            (3,361)     (8.5)
Time deposits $100,000 and
   over                             189,662         57.5             194,800           59.4            (5,138)     (2.6)
                                  ---------       ------           ---------          -----          --------    ------

Total deposits                    $ 330,116       100.00%          $ 328,635          100.0%         $  1,481       0.5%
                                  =========       ======           =========          =====          ========    ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Short term borrowings at June 30, 2008, consisted of short term FHLB advances of $18.8 million at face value and securities sold with an agreement to repurchase them the following day of $13.9 million. Following are details of our short term borrowings for the dates indicated:

                                                       June 30,     December 31,
                                                         2008           2007
                                                     -----------    ------------
                                                       (Dollars in thousands)
Amount outstanding at end of period
  Short-term repurchase agreements                   $    13,928    $     13,659
  Short-term FHLB advances                           $    18,810    $     23,795

Weighted average interest rate on ending balance
  Short-term repurchase agreements                          2.00%           3.00%
  Short-term FHLB advances                                  3.76%           4.14%


Maximum amount outstanding at any month end
  during the period
  Short-term repurchase agreements                   $    11,974    $     14,932
  Short-term FHLB advances                           $    18,810    $     23,795

During the first quarter of 2007, the Corporation borrowed $19 million in a wholesale structured repurchase agreement with an interest rate tied to the three month Libor rate, less 250 basis points adjusted quarterly, until March 3, 2008 when the borrowing changes to a fixed interest rate of 4.95% until March 2, 2017. The repurchase agreement is callable quarterly after March 2, 2008. During the second quarter of 2008 the repurchase agreement accrued at an interest rate of 4.95% and continued without call notification.

In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to attempt to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. The advances are collateralized by residential and commercial mortgage loans under a blanket collateral agreement totaling approximately $243.5 million and $240.1 million at June 30, 2008 and 2007, respectively. Long-term advances were comprised of 31 advances with maturities ranging from August 2009 to June 2016.

FHLB advances outstanding at June 30, 2008 were as follows:

                                         Face Value        Average rate
                                       of obligation     at end of period
                                       -------------     ----------------
                                             (Dollars in thousands)
Short-term FHLB advances               $      18,810                 3.76%
Long-term FHLB advances                       98,700                 4.42%
                                       -------------     ----------------
                                       $     117,510                 4.31%

Effective January 1, 2007, the Corporation has elected early adoption of SFAS 159 for all FHLB advances maturing in 18 months from January 1, 2007, which originally represented $16 million in total. At June 30, 2008, all instruments previously elected for SFAS 159 had matured.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests providing for liability outflows and managing interest rate margins require continuous analysis to attempt to match the maturities and repricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by $27.5 million in available unsecured federal funds borrowing facilities, and $25.5 million of available borrowing capacity under a $150.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of June 30, 2008, unused commitments totaled $73.5 million. The Bank has $150.1 million in time deposits coming due within the next twelve months from June 30, 2008, which includes brokered, internet and municipal time deposits. At June 30, 2008, the Bank had $139.8 million in brokered certificates of deposit, of which $76.9 million is due within one year or less. Additionally, at June 30, 2008, municipal time deposits and internet time deposits were $17.2 million and $1.8 million, respectively. Municipal time deposits typically have maturities less than three months. All of the $1.8 million of internet certificates of deposit mature in one year or less.

On May 20, 2008, the Corporation's Board of Directors declared a quarterly cash dividend of $0.02 per common share, payable July 1, 2008, to shareholders of record June 1, 2008. This represents the Corporation's 24th consecutive quarterly, cash dividend paid to stockholders.

Following are selected capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                               June 30,         December 31,     Minimum Ratio
                                                 2008               2007          for Capital
                                           ---------------    ---------------       Adequacy         Ratio to be
                                           Capital   Ratio    Capital   Ratio       Purposes      "Well Capitalized"
                                           -------   -----    -------   -----    -------------    ------------------
Tier 1 capital to risk-weighted assets
     Consolidated                          $43,321   10.30%   $42,932   10.29%         4%                NA
     Bank only                              42,755   10.18%    42,889   10.32%         4%                 6%

Total capital to risk-weighted assets
     Consolidated                          $55,792   13.26%   $55,430   13.28%         8%                NA
     Bank only                              48,035   11.44%    48,199   11.57%         8%                10%

Tier I capital to average assets
     Consolidated                          $43,321    8.09%   $42,932    8.37%         4%                NA
     Bank only                              42,755    8.00%    42,889    8.39%         4%                 5%

Management believes that the current capital position as well as net income from operations, loan repayments and other sources of funds will be adequate to meet our short and long term liquidity needs.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table shows the changes in stockholders' equity for the six months ended June 30, 2008:

                                                                      Unearned      Accumulated Other
                                          Common       Retained       Employee       Comprehensive        Total
                                           Stock       Earnings       Benefits        Income/(Loss)       Equity
                                        -----------    --------      ----------     ----------------    ---------
Beginning balance, January 1, 2008      $    32,071    $  1,797      $      (36)    $           (604)   $  33,228

Cash dividend                                    --        (284)             --                   --         (284)
Stock awards                                     17          --              --                   --           17
SFAS 123R expensing of options                   28          --              --                   --           28
Net income                                       --         515              --                   --          515
Release of ESOP shares                           --          --              25                   --           25
Repurchase of common stock                       (7)         --              --                   --           (7)
Change in unrealized gain/loss                   --          --              --                 (320)        (320)
                                        -----------    --------      ----------     ----------------    ---------
Balance June 30, 2008                   $    32,109    $  2,028      $      (11)    $           (924)   $  33,202
                                        ===========    ========      ==========     ================    =========

Stockholder's equity was $33.2 million as of June 30, 2008. Total stockholder's equity was relatively unchanged from December 31, 2007. Increases in equity from net income of $515,000 were offset with decreases from cash dividends for the first six months of $284,000 and decreases in accumulated comprehensive income of $320,000 from the net decrease in the market value of the available for sale security portfolio.

NET INTEREST INCOME

Net interest income before the provision for loan losses for the second quarter of 2008 was $2.8 million, a decrease of $234,000 or 7.7% from the second quarter of 2007. Significantly affecting net interest income was the reversal of interest on new loans placed into nonaccrual status, as well as existing loans in nonaccrual status. This constituted a substantial portion of the decline in net interest income for the quarterly comparison. Net interest margin declined 44 basis points from 2.72% for the quarter ended June 30, 2007 to 2.28% for the quarter ended June 30, 2008. The net interest margin was negatively affected by the significant decreases in overnight federal funds interest rates and corresponding drop in the prime interest rate. The overnight federal funds rate declined 325 basis points from June 30, 2007 to June 30, 2008 affecting prime rate loans and negatively affecting the net interest margin in the near term, as the Corporation's Asset/Liability position is somewhat asset sensitive in a three month or less time frame. This historically large series of Federal Reserve interest rate cuts has outpaced our ability to reduce our funding costs as rapidly, as a significant portion of the funding base is comprised of time deposits. The price competition for deposits has also exacerbated margin pressures. Once short term rates stabilize, the Corporation expects to see improvement in the net interest margin.

Net interest income before the provision for loan losses for the first six months of 2008 was $5.5 million, a decrease of $472,000 or 7.9% from the first six months of 2007. Those factors responsible for the decrease in net interest income and margin for the second quarter ended June 30, 2008 compared to June 30, 2007 also contributed to the declines for the first six months of 2008 compared to 2007.

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

                                               Three Months Ended                       Six Months Ended
                                             June 30, 2008 vs. 2007                  June 30, 2008 vs. 2007
                                      ------------------------------------      ---------------------------------
                                                    Increase (Decrease)                       Increase (Decrease)
                                                     Due to Changes In                         Due to Changes In
                                                   ----------------------                    ---------------------
                                        Total        Volume        Rate           Total       Volume       Rate
                                                     and Both                                and Both
                                      ---------    ---------     ---------      --------     --------     -------
                                                                       (In Thousands)
Earning Assets - Interest Income
   Loans                              $    (512)   $     486     $    (998)        ($873)    $ (1,349)        476
   Securities                              (129)         (90)          (39)          (75)        (191)        116
   Federal funds sold                       (77)           3           (80)          (77)         (85)          8
                                      ---------    ---------     ---------      --------     --------     -------

     Total                                 (718)         399        (1,117)       (1,025)      (1,625)        600
                                      ---------    ---------     ---------      --------     --------     -------
Deposits and Borrowed Funds
   - Interest Expense
   NOW and money market accounts           (429)         (59)         (370)         (730)      (1,053)        323
   Savings deposits                          (9)          11           (20)          (49)         (73)         24
   Time deposits                            (31)         262          (293)          (29)        (867)        838
   Other borrowings                         330          306            24           704          719         (15)
   Capitalized lease obligation
     and ESOP loan                           (2)          (2)           --            (3)          (4)          1
   Subordinated debentures                 (343)        (105)         (238)         (446)        (406)        (40)
                                      ---------    ---------     ---------      --------     --------     -------
     Total                                 (484)         413          (897)         (553)      (1,684)      1,131
                                      ---------    ---------     ---------      --------     --------     -------
Net Interest Income                       ($234)        ($14)        ($220)        ($472)    $     59     $  (531)
                                      =========    =========     =========      ========     ========     =======

The average yield earned on interest earning assets for the second quarter of 2008 was 5.98% compared to 6.92% for the second quarter of 2007. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment for 2008 was 6.46% compared to 7.56% during the second quarter of 2007. The overall decrease in the loan portfolio yield was attributable to the decrease in prime interest rates. The commercial, commercial real estate and home equity line loans that repriced with prime interest rate changes totaled approximately $122.9 million at June 30, 2008. Also contributing to the decline in loan yields was the higher level of reversal of interest on new loans placed into nonaccrual status, as well as existing loans in nonaccrual status, both of which significantly reduced overall yields.

The average rate paid on interest bearing liabilities for the second quarter of 2008 was 4.09% compared to 4.80% in the second quarter of 2007. The decrease in average rate was due to the overall rate paid on interest bearing liabilities, primarily as a result of the decrease in overall market interest rates. The rate paid on time deposits decreased to 4.56% for the second quarter of 2008, from 5.10% for the same time period in 2007, as a result of the decrease in short term interest rates although the highly competitive interest rates paid amongst local financial institutions has had an effect of keeping these rates higher than would have historically been expected. The decrease in the average rate for NOW and money market accounts for 2008 was primarily attributable to the drop in short term interest rates, with the average rate moving to 1.43% during the second quarter of 2008 compared to 3.78% in the second quarter of 2007. The average rate paid on savings accounts also decreased, moving to 1.77% for the second quarter of 2008 from 2.45% in the second quarter of 2007. The rate paid on FHLB advances and repurchase agreements remained relatively unchanged as these instruments have relatively long maturities. The average rate paid on the subordinated debenture decreased in the second quarter of 2008 to 4.68% from 7.90%. The overall decrease in interest rate paid on the subordinated debenture was the result of the redemption of the subordinated debenture in June 2007, replaced with a subordinated debenture with a relatively lower interest rate. The Corporation also utilizes an interest rate swap hedging the subordinated debenture which has further reduced the rate.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The average yield earned on interest earning assets for the six months ended 2008 was 6.04% compared to 6.87% for the first six months of 2007. The average yield earned on the total loan portfolio, including loans held for sale, was 6.56% during the six months ended June 30, 2008 compared to 7.50% during the comparable period in 2007. The overall decrease in the loan portfolio yield was attributable to those factors detailed above.

The average rate paid on interest bearing liabilities for the first six months of 2008 was 4.22% compared to 4.80% in the first six months of 2007. The decrease in average rate was due to the overall rate paid on interest bearing liabilities, primarily as a result of the decrease in overall market interest rates. The rate paid on time deposits decreased to 4.69% for the first six months of 2008, from 5.09% for the same time period in 2007, as a result of the decrease in short term interest rates, although the highly competitive interest rates paid amongst local financial institutions has had an effect of keeping these rates higher than would have historically been expected. The decrease in the average rate for NOW and money market accounts for 2008 was primarily attributable to the drop in short term interest rates, with the average rate moving to 1.83% during the first six months of 2008 compared to 3.86% in the first six months of 2007. The average rate paid on savings accounts also decreased, moving to 1.80% for the first six months of 2008 from 2.55% in the first six months of 2007. The rate paid on FHLB advances and repurchase agreements remained relatively unchanged as many of these instruments have relatively long maturities. The average rate paid on the subordinated debenture decreased in the first six months of 2008 to 5.49% from 7.96%. The overall decrease in interest rate paid on the subordinated debenture was the result of the redemption of the subordinated debenture in June 2007, replaced with a subordinated debenture with a relatively lower interest rate. The Corporation also utilizes an interest rate swap hedging the subordinated debenture which has further reduced the rate.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and six month periods ended June 30, 2008 and 2007. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees

                                                              Three Months Ended June 30,
                                      ---------------------------------------------------------------------------
                                                     2008                                      2007
                                      -----------------------------------      ----------------------------------
                                                                 Average                                 Average
                                                   Interest       Rate                      Interest      Rate
                                       Average      Income/      Earned/        Average      Income/     Earned/
                                       Balance      Expense       Paid          Balance      Expense      Paid
                                      ---------    ---------    ---------      ---------    ---------    --------
                                                                    (In thousands)
Assets
   Loans                              $  396,698   $   6,373         6.46%     $ 365,327    $   6,885        7.56%
   Securities                             98,381       1,089         4.43        102,308        1,218        4.76
   Federal funds sold                     10,220          54         2.13          9,603          131        5.47
                                      ----------   ---------    ---------      ---------    ---------    ---------
Total Earning Assets/
   Total Interest Income                 505,299       7,516         5.98        477,238        8,234        6.92
                                      ----------   ---------    ---------      ---------    ---------    ---------
Cash and due from banks                    8,281                                   7,203
All other assets                          24,462                                  23,453

                                      ----------                               ---------
Total Assets                          $  538,042                               $ 507,894
                                      ==========                               =========

Liabilities and Equity
   NOW and money market accounts      $   47,364         168         1.43      $  63,292          597        3.78
   Savings deposits                       14,282          63         1.77         11,785           72        2.45
   Time deposits                         241,273       2,734         4.56        217,328        2,765        5.10
   FHLB advances and repurchase
     agreements                          143,045       1,538         4.32        114,285        1,208        4.24
   ESOP loan                                  19          --         6.00             74            2        8.13
   Subordinated debentures                18,557         216         4.68         28,378          559        7.90
                                      ----------   ---------    ---------      ---------    ---------    --------
Total Interest Bearing Liabilities/
   Total Interest Expense /
     Interest Rate Spread                464,540       4,719         4.09        435,142        5,203        4.80
                                      ----------   ---------    ---------      ---------    ---------    --------
Noninterest bearing demand deposits       38,112                                  33,938
All other liabilities                      1,451                                   3,235
Stockholders' equity                      33,939                                  35,579
                                      ----------                               ---------
Total Liabilities and
   Stockholder's Equity               $  538,042                               $ 507,894
                                      ==========                               =========

Net Interest Income                                $   2,797                                $   3,031
                                                   =========                                =========

Net Interest Spread                                                  1.89%                                   2.12%
                                                                =========                                ========

Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                      2.22%                                   2.55%
                                                                =========                                ========

Net Interest Margin
   (fully taxable equivalent)                                        2.28%                                   2.72%
                                                                =========                                ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                                                 Six Months Ended June 30,
                                      -------------------------------------    ------------------------------------
                                                     2008                                      2007
                                      -------------------------------------    ----------------------------------
                                                                 Average                                 Average
                                                   Interest       Rate                      Interest      Rate
                                       Average      Income/      Earned/        Average      Income/     Earned/
                                       Balance      Expense       Paid          Balance      Expense      Paid
                                      ---------    ---------    ---------      ---------    ---------    --------
                                                                    (In thousands)
Assets
   Loans                              $  394,338   $  12,864         6.56%     $ 369,354    $  13,737        7.50%
   Securities                             93,948       2,144         4.56         94,932        2,219        4.67
   Federal funds sold                     21,040         309         2.95         14,810          386        5.26
                                      ----------   ---------    ---------      ---------    ---------    --------
Total Earning Assets/
   Total Interest Income                 509,326      15,317         6.04        479,096       16,342        6.87
                                      ----------   ---------    ---------      ---------    ---------    --------
Cash and due from banks                    8,309                                   7,226
All other assets                          24,187                                  23,210

                                      ----------                               ---------
Total Assets                          $  541,822                               $ 509,532
                                      ==========                               =========
Liabilities and Equity
   NOW and money market accounts      $   50,743         463         1.83      $  62,331        1,193        3.86
   Savings deposits                       12,652         113         1.80         12,818          162        2.55
   Time deposits                         247,170       5,770         4.69        229,621        5,799        5.09
   FHLB advances and repurchase
     agreements                          140,444       2,993         4.29        108,032        2,289        4.27
   ESOP loan                                  25           1         8.04             82            4        9.84
   Subordinated debentures                18,557         507         5.49         24,129          953        7.96
                                      ----------   ---------    ---------      ---------    ---------    --------
Total Interest Bearing Liabilities/
   Total Interest Expense /
     Interest Rate Spread                469,591       9,847         4.22        437,013       10,400        4.80
                                      ----------   ---------    ---------      ---------    ---------    --------
Noninterest bearing demand deposits       36,142                                  33,474
All other liabilities                      2,268                                   3,011
Stockholders' equity                      33,821                                  36,034
                                      ----------                               ---------
Total Liabilities and
   Stockholder's Equity               $  541,822                               $ 509,532
                                      ==========                               =========
Net Interest Income                                $   5,470                                $   5,942
                                                   =========                                =========

Net Interest Spread                                                  1.82%                                   2.07%
                                                                =========                                ========
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                      2.16%                                   2.49%
                                                                =========                                ========

Net Interest Margin
   (fully taxable equivalent)                                        2.23%                                   2.66%
                                                                =========                                ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

PROVISION FOR LOAN LOSSES

We recorded an $884,000 provision for loan losses in the second quarter of 2008, based upon management's review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. The provision for loan losses for the first six months of 2008 was $3.0 million reflecting a higher provision level in the first quarter of 2008. A substantial portion of both provision and loan charge-offs in the first quarter of 2008 related to builder developer loans for which specific reserves had been established in prior quarter periods. Total nonperforming assets as a percentage of total assets was 4.15% at June 30, 2008, compared to 4.28% at March 31, 2008 and 3.56% at December 31, 2007. The allowance for loan losses at June 30, 2008 was $7.0 million, or 1.78% of total loans and 34.97% of nonperforming loans, versus $6.4 million, or 1.64% and 36.21% at December 31, 2007, respectively.

NONINTEREST INCOME

Noninterest income was $2.2 million for the second quarter of 2008, increasing $1.0 million, or 88.6%, from the second quarter of 2007. The increase was primarily related to favorable net changes in the fair market value of assets and liabilities measured under Statement of Financial Accounting Standards (SFAS
159). The increase was largely attributable to the fair value of the subordinated debenture connected with the February 2007 Trust Preferred Issuance. The net change in fair value which was largely associated with the subordinated debenture and the corresponding interest rate swap totaled $872,000 in unrealized gains for the second quarter of 2008, as recorded in other income. The net change in fair value under SFAS 159 for the first six months of 2008 was $3.0 million with the majority of the change attributable to the Corporation's subordinated debenture. The widening of market credit spreads for trust preferred securities experienced in the first and second quarter of 2008 increased the relative fair value of this financial liability dramatically. The Corporation hedges against changes in interest rates with an interest rate swap, which is also accounted for under SFAS 159. The hedge does not cover changes in credit spreads, which typically occur over much longer periods of time than we are currently experiencing. Changes in credit spreads are not easily predictable and may cause adverse changes in the fair value of this instrument and a possible loss of income in the future.

Fiduciary income from trust services totaled $98,000 for the second quarter of 2008, a decrease of $13,000 or 11.7% from the second quarter of 2007, as the second quarter of 2007 reflected extraordinary fees which were not present in the second quarter of 2008. The extraordinary fees were based on a particular trust situation requiring additional billable hours. Deposit service charge income of $142,000 for the second quarter of 2008, increased $50,000, or 54.3%, from compared to the second quarter of 2007, primarily from increased service charge fees from primarily overdraft balances and a broadened branch base. Mortgage banking income decreased $164,000 or 27.6% to $430,000 for the second quarter of 2008 compared $594,000 for the comparable quarter last year. The decrease in mortgage banking income was the result of fewer residential loan originations and lower gains on the sale of residential mortgage loans in the secondary market. The slow down in new home purchases contributed to this decline. Net realized gains from the sale of securities was $49,000 for the second quarter of 2008 and was attributable to restructuring activities in the available for sale security portfolio. Other interest income totaled $568,000 for the second quarter of 2008, increasing $135,000 or 31.2% compared to the second quarter in 2007, primarily from increases in gains on the disposal of Other Real Estate Owned, cash surrender value of Bank Owned Life Insurance and fee income from wealth management services.

Noninterest income was $5.4 million for the first six months of 2008, increasing $2.8 million, or 109.1%, from the first six months of 2007. The increase was largely attributable to the aforementioned net change in fair value over the six month period. Fiduciary income from trust services of $206,000 for the first six months of 2008, increased $8,000 or 4.0% from the first six months of 2007, slowing from prior periods due to a management change and departmental realignment. Deposit service charge income of $274,000 for the first six months of 2008, increased $94,000, or 52.2%, compared to the first six months of 2007, primarily from increased service charge fees and a broadened branch base. Mortgage banking income decreased $468,000 or 34.7% to $880,000 for the six months ended June 30, 2008 compared to $594,000 for the comparable period last year. The decrease in mortgage banking income was the result of fewer residential loan originations and lower gains on the sale of residential mortgage loans in the secondary market. The slow down in new home purchases contributed to this decline. Net realized gains from the sale of securities were $110,000 for the first six months of 2008 and were attributable to restructuring activities in the available for sale security portfolio. Other interest income totaled $878,000 for the first six months of 2008, increasing $184,000 or 26.5% based on the factors detailed above for the second quarter of 2008.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

NONINTEREST EXPENSE

Noninterest expense was $3.8 million for the second quarter of 2008, increasing $352,000 or 10.3% from the second quarter of 2007. Salary and benefits totaled $1.8 million for the second quarter of 2008, a decrease of $68,000 or 3.6% compared to the same time period last year. The decrease in salary and benefits was due to reductions in staffing levels throughout the organization. The decrease in salary and benefits was offset by an increase in other operating expense. Other operating expense totaled $1.5 million for the second quarter of 2008, an increase of $433,000 or 41.7%, compared to the second quarter of 2007. The increase in other operating expense primarily resulted from valuation costs associated with property obtained in foreclosure, legal expense on loan workouts and the increase in FDIC insurance expense, which in the aggregate represented $430,000 or substantially all of the INCREASE. Net occupancy expense totaled $452,000 for the second quarter of 2008, a $13,000 or 2.8% decrease compared to the second quarter of 2007. The additional costs of establishment and operations of the newly established Grosse Pointe Woods branch location were more than offset by decreases in overhead caused by the closure of residential loan production offices during the second quarter of 2007.

Noninterest expense was $7.3 million for the first six months of 2008, increasing $449,000 or 6.5%, again resulting from increases in valuation costs incurred on foreclosed property and other workout related costs which exceeded cost-savings achieved in other expense areas.

PROVISION FOR INCOME TAXES

The federal income tax expense was $39,000 for the second quarter of 2008 compared to a federal income tax expense of $59,000 in the second quarter of 2007. The change was primarily attributable to a lower level of pretax income, primarily from the large loan loss provision for the second quarter of 2008 compared to the second quarter of 2007. Additionally, permanent differences arising from tax exempt income due to investments in bank qualified tax-exempt securities and the Bank's ownership in bank owned life insurance (BOLI). The increase in cash surrender value of BOLI is exempt from federal income tax.

The federal income tax expense was $15,000 for the first six months of 2008 compared to a federal income tax expense of $220,000 in the first six months of 2007. The change was primarily attributable to a lower level of pretax income, primarily from the large loan loss provision for the first six months of 2008 compared to the second quarter of 2007. Additionally, as noted above for the second quarter, permanent differences arising from tax exempt income due to investments in bank qualified tax-exempt securities and the Bank's ownership in bank owned life insurance (BOLI) decreased the federal income tax provision for the first six months of 2008.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table presents an analysis of our interest-sensitivity static gap position at June 30, 2008. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At June 30, 2008, we are considered asset sensitive in the time interval of the first three months. We are also considered to be slightly liability sensitive at the one year accumulated gap position.

                                                  After Three    After One
                                     Within        Months But     Year But       After
                                      Three        Within One      Within        Five
                                     Months           Year       Five Years      Years         Total
                                    ---------     -----------    ----------    ---------     ---------
                                                         (Dollars in thousands)
Interest earning assets:
   Federal funds sold and
    interest bearing cash           $  5,700      $        --    $       --    $      --     $  5,700
   Securities                          8,714            6,738        38,977       38,678        93,107
   FHLB stock                             --            5,877            --           --         5,877
   Portfolio loans and
     held for resale                 122,886           57,591       175,302       38,437       394,216
                                    --------      -----------    ----------    ---------     ---------
     Total                           137,300           70,206       214,279       77,115     $ 498,900
                                    --------      -----------    ----------    ---------     =========
Interest bearing liabilities:
   NOW and money market
     accounts                         26,651            8,025        14,237        1,596        50,509
   Savings deposits                      813            3,524         9,217           --        13,554
   Jumbo time deposits                35,830           85,432        68,199          200       189,661
   Time deposits < $100,000            9,983           18,839         6,345          868        36,035
   Repurchase agreements              13,928           19,000            --           --        32,928
   FHLB advances                      12,000            6,810        72,500       26,200       117,510
   ESOP payable                           11               --            --           --            11
   Subordinated debentures            18,557               --            --           --        18,557
                                    --------      -----------    ----------    ---------     ---------
     Total                           117,773          141,630       170,498       28,864     $ 458,765
                                    --------      -----------    ----------    ---------     =========
Interest rate sensitivity gap       $ 19,527      $   (71,424)   $   43,781    $  48,251
Cumulative interest rate
   sensitivity gap                                $   (51,897)   $   (8,116)   $  40,135
Interest rate sensitivity gap
   ratio                                1.17             0.50          1.26         2.67
Cumulative interest rate
   sensitivity gap ratio                                 0.80          0.98         1.09

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

As of June 30, 2008, the table below reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast. Interest rate risk is a potential loss of income and/or potential loss of economic value of equity. Rate sensitivity is the measure of the effect of changing interest rates on the Bank's net interest income or the net interest spread. The policy of the Bank shall be to risk no more than 10% of its net interest income in a changing interest rate scenario of +/- 200 basis points over a one-year simulation period. Furthermore, no more than 15% of net interest income can be projected at risk in a scenario of +/- 300 basis points over a one-year simulation period.

                                                       Percentage Change
         Interest Rate Scenario                      In Net Interest Income
------------------------------------------           ----------------------
Interest rates up 300 basis points                         (6.09%)
Interest rates up 200 basis points                         (3.18%)
Interest rates up 100 basis points                         (1.19%)
Base case                                                     --
Interest rates down 100 basis points                        1.03%
Interest rates down 200 basis points                        1.30%
Interest rates down 300 basis points                       (2.13%)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Asset/Liability Management" discussion under Part I, Item 2. above.

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 ("Act")) as of June 30, 2008, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OUR CREDIT LOSSES COULD INCREASE AND OUR ALLOWANCE FOR CREDIT LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOAN LOSSES.

      The risk of nonpayment of loans is inherent in all lending activities and nonpayment, if it occurs, may have a material adverse affect on our earnings and overall financial condition as well as the value of our common stock. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for credit and lease losses may not be sufficient to cover our losses, thereby having an adverse effect on our operating results, and may cause us to increase the allowance in the future. The actual amount of future provisions for credit losses cannot now be determined and may exceed the amount of past provisions. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for credit losses. These regulatory agencies may require us to increase our provision for credit losses or to recognize further loan or lease charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for credit losses could have a negative effect on our net income, financial condition and results of operations. For the six months ended June 30, 2008 we recorded a provision for loan losses of $3.0 million compared to $225,000 for the six months ended June 30, 2007, which reduced our results of operations for first six months of 2008. We also recorded net loan charge-offs of $2.4 million for the six months ended June 30, 2008 compared to $309,000 for the six months ended June 30, 2007. We are experiencing increasing loan delinquencies and credit losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the Southeastern Michigan. In addition, slowing sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies. At June 30, 2008 our total non-performing loans had increased to $20.1 million compared to $5.3 million at June 30, 2007. Our portfolio is concentrated primarily in Commercial Real Estate loans which represented 69.0% of total loans at June 30, 2008. While construction and land development loans represented 5.4% of our total loan portfolio at June 30, 2008 they represented 58.8% of our non-performing assets at that date. If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses in many parts of the loan portfolio. Moreover, if a national recession occurs we expect that it would negatively impact economic conditions in our market areas further and that we could experience higher delinquencies and credit losses.

A DOWNTURN IN THE REAL ESTATE MARKET COULD HURT OUR BUSINESS.

      Downturns in the real estate market hurt our business because many of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral is diminished, and we are more likely to suffer losses on defaulted loans. As of June 30, 2008, approximately 89% of the book value of our loan portfolio

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

consisted of loans secured by various types of real estate. Substantially all of our real property collateral is located in Michigan. If there is a further decline in real estate values, especially in Michigan, the collateral for our loans will provide less security.

REPAYMENT OF OUR COMMERCIAL REAL ESTATE LOANS AND OUR COMMERCIAL AND INDUSTRIAL LOANS IS OFTEN DEPENDENT ON THE BORROWER'S BUSINESS, ITS CASH FLOW AND OUR COLLATERAL.

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

RECENT NEGATIVE DEVELOPMENTS IN THE FINANCIAL INDUSTRY AND CREDIT MARKETS MAY CONTINUE TO ADVERSELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantially increased oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008. Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land loans, multifamily loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and holding company stock prices have been negatively affected, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

LIQUIDITY RISK COULD IMPAIR OUR ABILITY TO FUND OPERATIONS AND JEOPARDIZE OUR FINANCIAL CONDITION.

      Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

IF EXTERNAL FUNDS WERE NOT AVAILABLE, THIS COULD ADVERSELY IMPACT OUR GROWTH AND PROSPECTS.

      We rely on advances from the Federal Home Loan Bank ("FHLB") of Indianapolis, other borrowings and brokered time deposits to fund our operations. Although we have historically been able to replace maturing advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Indianapolis or market conditions were to change. Although we consider such sources of funds adequate for our liquidity needs, there can be no assurance in this regard and we may be compelled or elect to seek additional sources of financing in the future. Likewise, we may seek additional debt in the future to achieve our long-term business objectives, in connection with future acquisitions or for other reasons. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. We have utilized and expect to continue to utilize out-of-area brokered deposits to support our asset growth. These deposits are generally a higher cost source of funds when compared to the interest rates that we would have to offer in our local markets to generate a commensurate level of funds. If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

WE MAY ELECT OR BE COMPELLED TO SEEK ADDITIONAL CAPITAL IN THE FUTURE, BUT THAT CAPITAL MAY NOT BE AVAILABLE WHEN IT IS NEEDED.

      We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.

      Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD, AND, AS A RESULT, INVESTORS AND DEPOSITORS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, THE TRADING PRICE OF OUR COMMON STOCK AND OUR ABILITY TO ATTRACT ADDITIONAL DEPOSITS.

      In connection with the enactment of the Sarbanes-Oxley Act of 2002 ("Act") and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Act. This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management's assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. If we fail to identify and correct any deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could materially adversely affect our business, financial condition and results of operations, the trading price of our common stock and our ability to attract additional deposits.

WE RELY HEAVILY ON OUR MANAGEMENT AND OTHER KEY PERSONNEL, AND THE LOSS OF ANY OF THEM MAY ADVERSELY EFFECT OUR OPERATIONS.

      The Corporation and subsidiaries continue to be dependent upon the services of our management team, including the executive officers named in Part I of this Form 10-K and other senior managers and commercial

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 15, 2008, Community Central Bank Corporation held its Annual Meeting of Stockholders ("Meeting"). The following matters were voted on at the Meeting.

Election of the following persons as directors of the Corporation for terms to expire in 2011:

NOMINEE                   VOTES FOR    VOTES WITHHELD      TOTAL
-------                   ---------    --------------    ---------
Gebran S. Anton           2,715,808        442,950       3,732,081
Joseph F. Jeannette       2,727,260        431,137       3,732,081
John W. Stroh, III        2,732,052        426,345       3,732,081

The following are the names of the directors (and remaining term) whose term in office continued after the Meeting: Joseph Catenacci (2009); Salvatore Cottone
(2010); Celestina Giles (2009); James T. Mestdagh (2010); Dean S. Petitpren
(2010); and David A. Widlak (2009).

ITEM 5. OTHER INFORMATION.

Not applicable

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ITEM 6. EXHIBITS.

See Exhibit Index attached.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2008.

                                    COMMUNITY CENTRAL BANK CORPORATION

                                    By: /s/ DAVID A. WIDLAK
                                        ------------------------------
                                        David A. Widlak;
                                        President and CEO
                                        (Principal Executive Officer)

                                    By: /s/ RAY T. COLONIUS
                                        ------------------------------
                                        Ray T. Colonius;
                                        Treasurer
                                        (Principal Financial and Accounting
                                        Officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT DESCRIPTION
-------    --------------------------------------------------------------------
  3.1      Articles of Incorporation are incorporated by reference to Exhibit
           3.1 of the Corporation's Registration Statement on Form SB-2 (SEC
           File No. 333-04113).

  3.2 Bylaws, as amended, of the Corporation are incorporated by reference to Exhibit 3 of the Corporation's Current Quarterly Report on Form
           8-K filed on September 19, 2007 (SEC File No.000-33373)

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

  10.4 Community Central Bank Supplemental Executive Retirement Plan, as amended, and Individual Particpant Agreements are incorporated by reference to Exhibit 10.6 of the Corporation's Annual Report on Form
           10-K filed with the SEC for the year ended December 31, 2006 (SEC
           File No. 000-33373).

  10.5 Community Central Bank Death Benefit Plan, as amended, is incorporated by reference to Exhibit 10.7 of the Corporation's
           Annual Report on Form 10-K for the year ended December 31, 2006 (SEC
           File No. 000-33373).

  10.6 Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Corporation's Current Report on Form 8-K filed with the SEC on March 25, 2005. (SEC File No.000-33373)

  10.7 Form of Non-qualified Stock Option Agreement is incorporated by reference to the Corporation's Current Report on Form 8-K filed on January 17, 2006. (SEC File No. 000-33373)

  10.8 Summary of Current Director Fee Arrangements is incorporated by reference to Exhibit 10.10 of the Corporation's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2004.
           (SEC File No. 000-33373)

  11       Computation of Per Share Earnings

  31.1     Rule 13a - 14(a) Certification (Chief Executive Officer)

  31.2     Rule 13a - 14(a) Certification (Chief Financial Officer)

  32       Rule 1350 Certifications