Form 10-Q
period 2008-09-30
COMMUNITY CENTRAL BANK CORP
filed 2008-11-14
CIK 1014133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Class      Outstanding at November 13, 2008
------------   --------------------------------
Common Stock          3,734,781 Shares

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                    September 30,
                                                         2008       December 31,
                                                     (Unaudited)        2007
                                                    -------------   ------------
                                                           (In thousands)
Assets
Cash and due from banks                                $ 15,988       $  6,183
Federal funds sold                                       22,500          3,000
                                                       --------       --------
   Cash and Cash Equivalents                             38,488          9,183
                                                       --------       --------
Trading securities at fair value option                  17,375         20,115
Securities available for sale, at fair value             65,498         66,809
Securities held to maturity, at amortized cost            1,770            977
FHLB stock                                                5,877          5,527
Residential mortgage loans held for sale                  1,362          4,848
Loans
   Commercial real estate                               276,109        264,685
   Commercial and industrial                             36,676         33,039
   Residential real estate                               54,933         60,799
   Home equity lines of credit                           21,379         20,906
   Consumer loans                                         8,274          9,754
   Credit card loans                                        809            729
                                                       --------       --------
   Total Loans                                          398,180        389,912
Allowance for credit losses                              (7,796)        (6,403)
                                                       --------       --------
   Net Loans                                            390,384        383,509
                                                       --------       --------
Net property and equipment                                9,246          8,704
Accrued interest receivable                               2,393          2,535
Other real estate                                         2,161            854
Goodwill                                                  1,381          1,381
Intangible assets, net of amortization                       88            107
Cash surrender value of Bank Owned Life insurance        10,878         10,514
Other assets                                              6,023          5,242
                                                       --------       --------
   Total Assets                                        $552,924       $520,305
                                                       ========       ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED BALANCE SHEETS

                                                    September 30,
                                                        2008             December 31,
                                                     (Unaudited)             2007
                                                    -------------        ------------
                                                    (In thousands, except share data)
Liabilities
Deposits
   Noninterest bearing demand deposits                $ 42,811             $ 31,647
   NOW and money market accounts                        48,996               53,467
   Savings deposits                                     21,403                9,326
   Time deposits                                       247,797              234,195
                                                      --------             --------
   Total deposits                                      361,007              328,635
                                                      --------             --------
Repurchase agreements and fed funds purchased           35,164               32,659
Federal Home Loan Bank advances ($5.0 million
   at fair value at 12-31-07)                          105,510              104,495
Accrued interest payable                                 1,121                1,018
Other liabilities                                        2,966                2,637
ESOP note payable                                            3                   36
Subordinated debentures (all instruments at
   fair value)                                          13,699               17,597
                                                      --------             --------
   Total Liabilities                                   519,470              487,077
                                                      --------             --------
Stockholders' Equity
   Common stock -- 9,000,000 shares authorized;
      3,734,781 shares issued and outstanding at
      9-30-2008 and 3,733,081 at 12-31-2007             32,123               32,071
   Retained earnings                                     2,058                1,797
   Unearned employee benefit                                (3)                 (36)
   Accumulated other comprehensive (loss) income          (724)                (604)
                                                      --------             --------
   Total Stockholders' Equity                           33,454               33,228
                                                      --------             --------
Total Liabilities and Stockholders' Equity            $552,924             $520,305
                                                      ========             ========

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                              Three Months Ended   Nine Months Ended
                                                                 September 30,       September 30,
                                                              ------------------   -----------------
                                                                2008     2007        2008      2007
                                                              -------   ------     -------   -------
                                                               (In thousands, except per share data)
Interest Income
   Loans (including fees)                                      $6,378   $7,177     $19,242   $20,914
   Taxable securities                                             954      774       2,722     2,246
   Tax exempt securities                                          141      350         517     1,097
   Federal funds sold                                              64      155         373       541
                                                               ------   ------     -------   -------
   Total Interest Income                                        7,537    8,456      22,854    24,798
                                                               ------   ------     -------   -------
Interest Expense
   Deposits                                                     2,887    3,607       9,233    10,761
   Repurchase agreements and fed funds purchased                  304      245         823       638
   Federal Home Loan Bank advances                              1,218    1,038       3,692     2,934
   ESOP loan interest expense                                      --        1           1         5
   Subordinated debentures                                        195      315         702     1,268
                                                               ------   ------     -------   -------
   Total Interest Expense                                       4,604    5,206      14,451    15,606
                                                               ------   ------     -------   -------
   Net Interest Income                                          2,933    3,250       8,403     9,192
Provision for credit losses                                     1,084      775       4,068     1,000
                                                               ------   ------     -------   -------
   Net Interest Income after Provision                          1,849    2,475       4,335     8,192
                                                               ------   ------     -------   -------
Noninterest Income
   Fiduciary income                                                82      124         288       322
   Deposit service charges                                        109      105         383       285
   Realized gains (losses) on available for sale securities        84      (31)        195       (44)
   Change in fair value of assets/liabilities carried
      at fair value under SFAS 159                              1,109    1,005       4,120     1,161
   Mortgage banking income                                        461      494       1,341     1,842
   Other income                                                   250      138       1,127       832
                                                               ------   ------     -------   -------
   Total Noninterest Income                                     2,095    1,835       7,454     4,398
                                                               ------   ------     -------   -------
Noninterest Expense
   Salaries, benefits, and payroll taxes                        1,884    1,981       5,551     6,027
   Premises and fixed asset expense                               444      427       1,357     1,344
   Other operating expense                                      1,549    1,077       4,284     2,980
                                                               ------   ------     -------   -------
Total Noninterest Expense                                       3,877    3,485      11,192    10,351
                                                               ------   ------     -------   -------
   Income Before Taxes                                             67      825         597     2,239
Provision (Benefit) for income taxes                              (37)     228         (22)      448
                                                               ------   ------     -------   -------
   Net Income                                                  $  104   $  597     $   619   $ 1,791
                                                               ======   ======     =======   =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Per share data*:
   Basic earnings     $0.03   $0.16   $0.17   $0.46
   Diluted earnings   $0.03   $0.16   $0.17   $0.46
                      =====   =====   =====   =====
   Cash Dividends     $0.02   $0.06   $0.10   $0.18
                      =====   =====   =====   =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                               Three Months Ended   Nine Months Ended
                                                  September 30,       September 30,
                                               ------------------   -----------------
                                                  2008    2007        2008    2007
                                                  ----   ------      -----   ------
                                                           (In thousands)
Net Income as Reported                            $104   $  597      $ 619   $1,791
Other Comprehensive Income, Net of Tax
   Change in unrealized losses on securities
      Available for sale                           200      434       (120)    (217)
                                                  ----   ------      -----   ------
Comprehensive Income                              $304   $1,031      $ 499   $1,574
                                                  ====   ======      =====   ======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               -------------------
                                                                                 2008       2007
                                                                               --------   --------
Operating Activities                                                              (In thousands)
   Net income                                                                  $    619   $  1,791
   Adjustments to reconcile net income to net cash flow
   from operating activities:
   Net amortization of security premium                                              60        161
   Net gain on sales and call of securities                                        (195)        44
   Net gain on financial instruments at fair value                               (4,120)    (1,161)
   Provision for credit losses                                                    4,068      1,000
   Depreciation expense                                                             504        532
   Deferred income tax expense                                                      306        272
   SFAS 123R option expense                                                          42         22
   ESOP compensation expense                                                         33         47
   Decrease (increase) in accrued interest receivable                               142       (183)
   Decrease (increase) in other assets                                            2,737     (2,118)
   Increase (decrease) in accrued interest payable                                  103        (77)
   Increase in other liabilities                                                    328        633
   Increase in loans held for sale                                                3,486        223
                                                                               --------   --------
   Net Cash Provided by Operating Activities                                      8,113      1,186
Investing Activities
   Maturities, calls, sales and prepayments of securities available for sale     61,721     45,591
   Purchase of securities available for sale                                    (65,538)   (30,338)
   Maturities, calls, sales and prepayment of trading securities                  2,646      6,329
   Transfer to trading securities                                                    --    (26,642)
   Maturities, calls, and prepayments of held to maturity securities                119         29
   Purchases of held to maturity securities                                      (1,265)      (138)
   Increase in loans                                                            (10,943)    (9,950)
   Purchases of property and equipment                                           (1,045)       (75)
   Proceeds from sale of property and equipment                                      --         60
                                                                               --------   --------
   Net Cash Used in Investing Activities                                        (14,305)   (15,134)
Financing Activities
   Net increase in demand and savings deposits                                   18,770     20,272
   Net (decrease) increase in time deposits                                      13,602    (33,932)
   Net increase in borrowings                                                     2,506     18,243
   Issuance of subordinated debentures                                               --     18,557
   Redemption of subordinated debentures                                             --    (10,310)
   FHLB advances                                                                 13,000     23,000
   Repayment of FHLB advances                                                   (12,000)   (16,000)
   Payment of ESOP debt                                                             (33)       (47)
   Stock option exercise/award                                                       17        131
   Cash dividends paid                                                             (358)      (703)
   Repurchase of common stock                                                        (7)    (3,367)
                                                                               --------   --------
   Net Cash Provided (Used) by Financing Activities                              35,497     15,844
                                                                               --------   --------
Increase in Cash and Cash Equivalents                                            29,305      1,896
Cash and Cash Equivalents at the Beginning of the Year                            9,183     24,726
                                                                               --------   --------
Cash and Cash Equivalents at the End of the Period                             $ 38,488   $ 26,622
                                                                               ========   ========
Supplemental Disclosure of Cash Flow Information:
   Interest Paid                                                               $ 14,451   $ 15,683
   Federal Taxes Paid                                                          $     --   $    175
   Transfers from loans to other real estate owned                             $  3,854   $    768
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

     The Corporation's Consolidated Balance Sheets are presented as of September 30, 2008 and December 31, 2007, and Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2008 and 2007, and Consolidated Statements of Cash Flow for the nine months ended September 30, 2008 and 2007. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

     The Corporation did not grant any options during the nine months ended September 30, 2008 or 2007. The total amount of options outstanding at September 30, 2008 was 286,993 shares at a weighted average exercise price of $9.10 per share. During the third quarter of 2008, no options were exercised.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

     The Corporation recognized compensation expense, using the Black Scholes option-pricing model, of $14,000 and $42,000 for the three and nine months ended September 30, 2008, respectively, for the options vesting in 2008 and $7,000 and $22,000 for the three and nine months ended September 30, 2007, respectively, for the options vesting in 2007, in each case based on the fair market value of the grant date. The net income and earnings per share for the three and nine months ended September 30, 2008 and 2007, on a pro forma basis, are disclosed for comparison below.

                                                      Three Months Ended   Nine Months Ended
                                                         September 30,       September 30,
                                                      ------------------   -----------------
                                                         2008    2007        2008    2007
                                                        -----   -----       -----   ------
                                                       (in thousands, except per share data)
Net income, as reported                                 $ 104   $ 597       $ 619   $1,791
Add: Stock-based employee compensation expense,
   net of related tax effects, included in reported
   net income                                             (14)     (7)        (42)     (22)
Deduct: Total stock-based employee and director
   compensation expense under fair value based
   methods of awards, net of related tax effects           14       7          42       22
                                                        -----   -----       -----   ------
Pro forma net income                                    $ 104   $ 597       $ 619   $1,791
                                                        =====   =====       =====   ======
Earnings per share
   Basic                                                $0.03   $0.16       $0.17   $  0.46
   Diluted                                              $0.03   $0.16       $0.17   $  0.46

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

Subordinated Debentures:

Management elected the fair value option for both the subordinated debentures. Management considers the subordinated debentures a critical component for future growth and wishes to utilize interest rate swaps to hedge the risk of this longer term liability and critical form of regulatory capital. Management elected SFAS 159 accounting treatment for interest rate swaps because it was less complex than alternative methods and therefore suitable for a community bank with limited resources. Management has elected the fair value option on the subordinated debenture which was issued on February 13, 2007 for $18.6 million. Additionally, an interest rate swap for a like kind notional value was secured, in part, to reduce any volatility associated with the recognition of the fair value option under SFAS 159. Under the interest rate swap the Corporation has agreed to receive a fixed rate of 6.71% and pay Libor plus 170 basis points. The debenture carries an interest rate fixed for 10 years at 6.71%, and was originally based on a ten year treasury interest rate swap of 5.06%, plus 165 basis points and was prior to the settlement of the interest rate swap hedging market fluctuations.

Management has the intent to utilize the fair value option on selected financial assets and liabilities on a go forward basis.

The valuations of the instruments measured under Fair Value Measurement SFAS 157 for 2007 were measured under a market approach using matrix pricing investment for investment securities and the income approach using observable data for the liabilities reported under the Fair Value Option SFAS 159. The inputs were observable for the assets and liabilities interest rate on commonly quoted intervals based on similar assets and liabilities for level 2 instruments. Community Central Bank Corporation does not have a credit rating through any major credit research credit rating facilities. The Trust Preferred Market from which a basis for pricing on the subordinated debenture is arrived at is reflective of changes in the commercial banking environment. The pricing of the subordinated debenture is considered by management to be reflective of the current assessments as to the market for fixed rate trust preferred and subordinated debentures of similar duration. During several quarterly periods, the Trust Preferred Market reflected only a small base of participants in the market place. The disarray in the credit markets contributed to the lack of market transactions in this financial instrument. A determination was made, based upon the significance of unobservable parameters as of September 30, 2008 to the overall fair value measurement, to continue to report the subordinated debentures under level 3 significant unobservable inputs. In addition to the unobservable components, or level 3 components, observable components that can be validated to external sources are part of the validation methodology.

The third quarter of 2008 resulted in the net change in the fair value of financial assets and liabilities, as measured under the fair value option under Statement of Financial Accounting Standards (SFAS) 159, of $1.1 million on a pretax basis or $732,000 after tax. This net gain from fair value reporting under SFAS 159 was primarily

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

attributable to the change in fair value on the Corporation's subordinated debenture. Since the issuance of the SFAS 159, the dramatic widening of market credit spreads experienced for trust preferred security issuances has continued to favorably impact the fair value measurement of the Corporation's subordinated debenture through September 30, 2008. The Corporation hedges and protects itself from changes in interest rates with an interest rate swap. The hedge does not cover changes in credit spreads which typically occur over longer time periods. Changes in market conditions are not predictable and changes in credit spreads will cause changes in the fair value of this instrument and a possible loss in income. The net change in the fair value of financial assets and liabilities as measured under the fair value option under SFAS 159 for the first nine months of 2008 was $4.1 million, with the majority of the change attributable to the Corporation's subordinated debenture.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The table below contains the fair value measurement at September 30, 2008 using the identified valuations and the changes in fair value for the nine months ended September 30, 2008 for items measured at fair value pursuant to election of the fair value option.

                                                                                                       Changes in fair value for
                                                                                                         the nine months ended
                                                                                                       September 30, 2008 measured
                                                                                                       at fair value pursuant to
                                                       Fair Value Measurement at                       election of the fair value
                                                          September 30, 2008                                       Option
                                                       -------------------------                       ---------------------------
                                          Fair Value       Significant Other          Significant         Other Gains or Losses
                                         Measurements      Observable Inputs      Unobservable Inputs      in noninterest income
Description                               09/30/2008           (Level 2)               (Level 3)              pretax income
---------------------------------------  ------------  -------------------------  -------------------  ---------------------------
                                                       (in thousands of dollars)
Trading Securities                          $17,375             $17,375                     --                    ($10)
Securities available for sale                65,498              65,498                     --                     --
Interest rate swap hedging securities          (564)               (564)                    --                     (23)
Federal Home Loan Bank Advances                  --                  --                     --                     (14)
Subordinated Debentures                      13,699                  --                 13,699                   3,898
Interest rate swap hedging subordinated
   debentures                                   937                 937                     --                     269
                                            -------             -------                 ------                  ------
                                                                                                                $4,120
                                                                                                                ======

Interest income and interest expense of the respective financial instruments have been recorded in the consolidated statement of income based on the category of financial instrument.

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS

The table below includes a rollforward of the balance sheet amounts for the nine month period ended September 30, 2008 (including the change in fair value), for financial instruments classified by the Corporation within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Corporation attempts to risk manage the observable components of level 3 financial instruments using derivative positions that are classified within level 2 of the valuation hierarchy; as these level 2 risk management instruments are not included below, the gains or losses in the tables do not reflect the effect of the Corporation's risk management activities related to such level 3 instruments.

          Fair value measurements using significant unobservable inputs

                                                                                                               Changes in unrealized
For the nine month                                                                                               gains and (losses)
period ended                                Total            Purchases        Transfers                         related to financial
September 30, 2008    Fair value,    realized/unrealized     issuances      in and/or out     Fair value,       instruments held at
(in millions)       January 1, 2008      gains/(losses)   settlements, net    of Level 3   September 30, 2008    September 30, 2008
------------------  ---------------  -------------------  ----------------  -------------  ------------------  ---------------------
Subordinated
   Debentures           17,597               --                  --              --              13,699                3,898

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

The following table presents assets measured at fair value on a nonrecurring basis at September 30, 2008.

                                              Quoted Prices in
                                             Active Markets for  Significant Other      Significant      Total Losses for the
                             Balance at       Identical Assets   Observable Inputs  Unobservable Inputs   nine months ended
Assets                   September 30, 2008      (Level 1)           (Level 2)           (Level 3)        September 30, 2008
-----------------------  ------------------  ------------------  -----------------  -------------------  --------------------
Impaired loans
   accounted for
   under FAS 114               20,602                --                 --                20,602                3,148
Other real estate owned         2,161                --                 --                 2,161                  450

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at September 30, 2008 and December 31, 2007 and the results of operations for the nine months ended September 30, 2008 and 2007. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

We recorded a $1.1 million provision for loan losses for the third quarter of 2008. A significant portion of this provision related to collateral impairment, the result of declining property values reflecting Michigan's economic conditions. The specific allowance associated with residential builder loans was $2.1 million at September 30, 2008. Total residential builder loans represent approximately 3.8% of our total loan portfolio at September 30, 2008.

Nonperforming assets to total assets increased to 5.00% at September 30, 2008 compared to 3.61% at December 31, 2007, and 4.15% for the immediately preceding quarter ended June 30, 2008. The increase in nonperforming assets for the first nine months of 2008 was primarily attributable to several additional loan relationships that management felt were experiencing financial difficulties and should be placed into nonaccrual loan status. A portion of these loans had experienced various loan payment difficulties, some of which were not over 90 days past due at September 30, 2008. Increases were also due to an increase in loans classified as restructured troubled debt which increased $3.3 million from December 31, 2007.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

One of our business objectives has been the diversification of revenue from interest income. Our Wealth and Trust divisions have been providing us with a diversified source of fee income. The addition of a new branch location in Grosse Pointe Woods, Michigan, which opened in June 2008, will represent the second branch location in this upscale market of southeastern Michigan. We continue to focus on strategies to increase our market share of core deposits as well as wealth and trust services. Assets under management of our trust and wealth management divisions continue to grow and totaled $148.3 million at the end of September 2008.

ASSETS

At September 30, 2008, the Corporation's total assets were $552.9 million, an increase of $32.6 million, or 6.3%, from December 31, 2007. The largest segment of asset growth for the nine months ended September 30, 2008, occurred in federal funds sold. Total assets increased in the third quarter of 2008 by $20.6 million. The increase was principally due to increases in federal funds sold of $19.5 million, as the Corporation increased liquidity to provide safety in the volatile environment. Total loans net of the allowance for credit losses and residential mortgage loans held for sale increased $3.2 million in the third quarter with the majority of the increase occurring in commercial real estate. The relatively small increase in total loan growth was due in part to the economic weakness in the local economy and the Corporation's desire to only lend to those customers with deposit and other banking product relationships.

Total loans increased $8.3 million, or 2.1%, to $398.2 million at September 30, 2008 from $389.9 million at December 31, 2007. Loan growth was comprised primarily of commercial real estate loans, which increased $11.4, million or 4.3%, from December 31, 2007 to September 30, 2008. Total commercial real estate loans represent 69.3% of the total loan portfolio. This is consistent with the current and historical commercial loan focus of the Corporation. Approximately 70% of the commercial real estate loans are owner occupied in the loan portfolio. The Corporation had approximately $152.9 million in outstanding loans at September 30, 2008, to borrowers in the real estate rental and properties management industries, representing approximately 55.3% of the total commercial real estate portfolio. The largest decrease in the total loan portfolio occurred in the residential mortgage portfolio, which decreased $5.9 million, or 9.6% from December 31, 2007.

The decrease in the residential mortgage portfolio was purposeful as management sought to sell most of its new mortgage originations primarily to Fannie Mae and other investors in the secondary market and runoff was allowed to occur in the portfolio. During the first nine months of 2008, we originated $55.2 million of residential mortgage loans, retaining only $4.4 million in our portfolio. During this period, we experienced pay-downs and pay-offs of $10.3 million. Additionally, the Corporation further tightened its underwriting guidelines, which had the effect of limiting new loan volume, which included a reduction in the allowable loan to value ratio on mortgage loans.

The majority of the residential mortgage portfolio comprises adjustable rate mortgages, which at September 30, 2008 represented $40.9 million, or 74.5%, of the total residential portfolio. Residential mortgage loans which the Corporation retains in portfolio comprise primarily loans with borrowers whom the Corporation has other banking relationships, as well as loans with attributes deemed to match the Corporation's rate risk profile. Home equity lines of credit ("HELOC") totaled $21.4 million at September 30, 2008, and remained relatively unchanged for the first nine months of 2008. As with our residential mortgage loan portfolio, management has intentionally limited growth in this segment of the portfolio given the real estate environment in southeastern Michigan. New underwriting guidelines for our HELOC loans carried in portfolio limit loan to values, including prior liens, to 85% of the appraised value of the real estate. This represents a change from the prior loan to value level of 95%.

The consumer loan portfolio, comprising primarily boat loans, totaled $8.3 million at September 30, 2008, a decrease of $1.5 million from December 31, 2007. The decrease was comprised of $226,000 in charge offs to the allowance and the transfer of $627,000 into repossessed collateral status. The remainder of the decrease was attributable to runoff in the portfolio. The Corporation continues to monitor this portion of the loan portfolio as it has experienced increased delinquencies and repossessions. The increase in delinquencies and repossessions are attributable to local economic conditions.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The major components of the loan portfolio for loans held for sale and loans in the portfolio are as follows:

                               September 30,     Percentage     December 31,     Percentage        Net        Net
                                    2008       of total loans       2007       of total loans    Change    Change %
                               -------------   --------------   ------------   --------------   --------   --------
                                     (in thousands, except percentages)
Loans held for sale:
   Residential real estate        $  1,362                        $  4,848                       ($3,486)   (71.9)%
                                  ========          =====         ========         =====        ========    =====
Loans held in the portfolio:
   Commercial real estate         $276,109           69.3%        $264,685          67.9%       $ 11,424      4.3%
   Commercial and industrial        36,676            9.2           33,039           8.5           3,637     11.0
   Residential real estate          54,933           13.8           60,799          15.6          (5,866)    (9.6)
   Home equity lines                21,379            5.4           20,906           5.4             473      2.3
   Consumer loans                    8,274            2.1            9,754           2.4          (1,480)   (15.2)
   Credit cards                        809            0.2              729           0.2              80     11.0
                                  --------          -----         --------         -----        --------    -----
                                  $398,180          100.0%        $389,912         100.0%       $  8,268      2.1%
                                  ========          =====         ========         =====        ========    =====

The investment security portfolio, excluding FHLB stock, totaled $84.6 million at September 30, 2008, compared to $87.9 million at December 31, 2007, and was comprised of securities held as available for sale, held to maturity and held as trading. Securities available for sale, the largest portion of our investment portfolio, decreased $1.3 million or 2.0% to $65.5 million at September 30, 2008 from December 31, 2007. The largest change in the portfolio occurred in the collateralized mortgage obligation ("CMO") portfolio, which increased $20.9 million from December 31, 2007 and ended September 30, 2008 at $26.8 million. The CMO portfolio is comprised of US agency and Government National Mortgage Association ("GNMA") securities which carry the full faith and credit of the United States Government. The mortgage backed agency portfolio decreased $1.9 million for the first nine months of 2008. The net change in this segment of the available for sale security portfolio was again comprised of primarily FNMA securities. The municipal security portfolio totaled $12.2 million at September 30, 2008, which was a decrease of $16.6 million from December 31, 2007. During the first quarter of 2008, the Corporation sold approximately 36% of the bank qualified municipal bond portfolio to decrease volatility in this type of investment due to the dramatic changes in the municipal insurance market. Additionally, the portfolio of municipal bonds was reduced for federal income tax considerations.

At September 30, 2008, we had unrealized losses of $1.1 million in our available for sale portfolio. This represents a $176,000 decrease in the market value from December 31, 2007. The decrease in market value was attributable to an increase in interest rates and the widening of credit spreads on mortgage backed instruments. The total net gain from the sale of available for sale securities totaled $194,000 for the first nine months of 2008 and was the result of portfolio restructuring activity. The Corporation has the intent and ability to hold the securities classified under available for sale for the foreseeable future and declines in fair value are primarily due to increased market interest rates.

The Corporation has less than one percent of its total investment portfolio including those in trading, available for sale and held to maturity, in non-agency investments.

The securities classified as held for trading totaled $17.4 million as of September 30, 2008. The average effective duration of the trading portfolio as of September 30, 2008 was approximately 1.2 years, with an average life of 1.55 years and a weighted average coupon rate of 4.73%. Management decided to classify the original securities at January 1, 2007, under SFAS 159 because of the characteristics of the instruments, giving the Corporation the option and ability to hedge the instruments utilizing above market value Federal Home Loan Bank advances. Furthermore, in adopting SFAS 159, the Corporation was able to utilize the fair value option to account for the hedges in a manner which is less complex than was previously available under GAAP. Other reasons influencing management's decision to classify the selected instruments under SFAS 159 include overall ALCO strategies, the shape of the treasury yield curve, and management expectations on short term interest rates. The trading portfolio as of September 30, 2008 comprised $11.2 million of U.S. Agency debentures with an effective duration of 1.4 years and $6.2 million in U.S.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

agency collateralized mortgage obligations ("CMOs") with an effective duration of 1.0 years. All of the CMOs held in the trading portfolio pass the stress testing recommended by the Federal Financial Institutions Examination Council with relatively short average lives under differing rate scenarios.

In May 2007, the Corporation acquired an interest rate swap to better hedge the fair value of the portfolio. The notional value of the interest rate swap was $18 million for the duration of three years, which approximated the overall duration of the trading portfolio under SFAS 159. Under the interest rate swap, the bank receives the three month libor rate and pays a fixed rate of 5.275%, which is the average weighted yield of the hedged portfolio at the inception of the interest rate swap. The interest rate swap is accounted for under the Fair Value Option for Financial Assets and Liabilities (SFAS 159) and therefore no formal hedge accounting under SFAS 133 is applicable. The Corporation periodically reviews the structure of the hedge to evaluate the risks of changes in interest rates under various rate scenarios. During the fourth quarter of 2007, the Corporation restructured many of the instruments originally selected during the early adoption of SFAS 159. The resulting portfolio better matched the Corporation's asset liability position. Additionally, should management and the ALCO committee believe other balance sheet strategies will better position the Bank and Corporation, other transactions could be considered including the sale of investments classified under trading status. Management has no intent to extinguish, before stated maturity, any FHLB advances. It is the intent of management for the foreseeable future to utilize the fair value option on selected investment securities, or like kind dollars on disposal.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

A summary of nonperforming assets is as follows:

                                                    September 30,   December 31,
                                                        2008            2007
                                                    -------------   ------------
                                                       (Dollars in thousands)
Nonaccrual loans:
   Construction and land development                   $10,916         $ 9,746
   Commercial real estate                                6,619           4,633
   Commercial and industrial                                98             146
   Residential real estate                               2,591           2,053
   Home equity lines                                       756             354
   Consumer loans                                          703              30
   Credit cards                                             --              --
                                                       -------         -------
Total nonaccrual loans                                  21,683          16,962
Accruing loans delinquent more than 90 days:
   Construction and land development                   $    --         $    --
   Commercial real estate                                   --              --
   Commercial and industrial                               295              --
   Residential real estate                                  --             654
   Home equity lines                                        --              44
   Consumer loans                                           --              --
   Credit cards                                             --              25
                                                       -------         -------
Total accruing loans delinquent more than 90 days          295             723
Troubled debt restructured loans:
   Construction and land development                   $    --         $    --
   Commercial real estate                                2,375              --
   Commercial and industrial                               388              --
   Residential real estate                                 744             253
   Home equity lines                                        --              --
   Consumer loans                                           --              --
   Credit cards                                             --              --
                                                       -------         -------
Total troubled debt restructured loans                   3,507             253
                                                       -------         -------
Total nonperforming loans                               25,485          17,938
Other real estate owned
   Construction and land development                     1,348              --
   Commercial real estate                                  213             319
   Residential real estate                                 600             535
                                                       -------         -------
Total other real estate owned                            2,161             854
                                                       -------         -------
Total nonperforming assets                             $27,646         $18,792
                                                       =======         =======
Total nonperforming loans as a
   percentage of total loans                              6.40%           4.60%
                                                       =======         =======
Total nonperforming assets as a percentage
   of total assets                                        5.00%           3.61%
                                                       =======         =======

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

At September 30, 2008, loans totaling $12.7 million were not included in the non-performing asset table above where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of borrowers to fully comply with present loan repayment terms and which may result in disclosure of such loans in the future. This compares with $14.7 million at December 31, 2007 of such loans.

At September 30, 2008, nonperforming loans, which represents nonaccruing loans, troubled restructured debt and those loans past due 90 days or more and still accruing interest, totaled $25.5 million compared to $17.9 million at December 31, 2007, an increase of $7.6 million. Total nonperforming loans as a percentage of total loans was 6.40% at September 30, 2008, compared to 4.60% at December 31, 2007. The primary reason for the increase was attributable to an increase in nonaccruing commercial real estate loans of $4.6 million for the first nine months of 2008. Net charge offs for the first nine months of 2008 totaled $2.7 million, of which $1.9 million was specifically attributable to builder developer loans for which specific reserves had been established in prior periods. During the quarter of 2008, the Corporation modified loans which met the classification of troubled debt restructuring. At September 30, 2008 these loans totaled $3.5 million. These loans were less than 90 days past due. The allowance for loan losses at September 30, 2008 was $7.8 million, or 1.96% of total loans, and 30.59% of nonperforming loans, versus $6.4 million, or 1.64% and 35.7% at December 31, 2007, respectively. Nonperforming residential mortgage loans increased $829,000 for the first nine months of 2008. The majority of the consumer loans classified as nonaccrual are comprised of boat loans. The delinquency level of these loans has increased over prior periods. The boat loan portfolio totals 2.0% of the entire loan portfolio at September 30, 2008. Other real estate owned (OREO) increased $1.3 million, or 153%, to $2.1 million at September 30, 2008 from $854,000 at December 31, 2007. The Corporation has valuation reserves established on certain OREO properties. The largest segment of OREO is comprised of residential real estate and land from builder developers of $1.3 million. The remaining properties in OREO comprise residential real estate of $600,000 and commercial real estate acquired through foreclosure of $213,000. Total nonperforming assets as a percentage of total assets increased to 5.00% at September 30, 2008, from 3.61% at December 31, 2007, as a result of increases in primarily nonaccruing loans, loans classified under troubled debt restructuring and to a lesser extent an increase in other real estate owned.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table shows an analysis of the allowance for loans losses:

                                                       Nine Months Ended    Year Ended
                                                         September 30,     December 31,
                                                              2008             2007
                                                       -----------------   ------------
                                                            (Dollars in thousands)
Balance at beginning of the period                          $6,403            $3,815
Charge-offs:
   Construction and land development                         1,925                --
   Commercial real estate                                      190               338
   Commercial and industrial                                   154               110
   Residential real estate                                     255               106
   Home equity lines                                           163               131
   Consumer loans                                              226               382
   Credit cards                                                 33                33
                                                            ------            ------
Total charge-offs                                           $2,946            $1,100
                                                            ------            ------
Recoveries:
   Commercial real estate                                      217                --
   Commercial and industrial                                    47                12
   Residential real estate                                      --                --
   Home equity lines                                            --                --
   Consumer loans                                                5                69
   Credit cards                                                  2                 7
                                                            ------            ------
Total recoveries                                            $  271            $   88
                                                            ------            ------
Net charge-offs (recoveries)                                 2,675             1,012
                                                            ------            ------
Provision charged to earnings                                4,068             3,600
                                                            ------            ------
Balance at end of the period                                $7,796            $6,403
                                                            ======            ======
Net charge-offs (net recoveries) during the period
   to average loans outstanding during the period on
   an annualized basis                                        0.91%             0.27%
Allowance as a percentage of total portfolio loans            1.96%             1.64%

The allowance for loan losses increased $1.4 million, or 21.7%, from December 31, 2007, compared to September 30, 2008. As September 30, 2008, the allowance as a percentage of total loans remained was 1.96%, compared to 1.64% at December 31, 2007. The Corporation performs a detailed quarterly review of the allowance for loan losses. The Corporation evaluates those loans classified as substandard, under its internal risk rating system, on an individual basis for impairment under SFAS 114. The level and allocation of the allowance is determined primarily on management's evaluation of collateral value, less the cost of disposal, for loans reviewed in this category. The remainder of the total loan portfolio is segmented into homogeneous loan pools with similar risk characteristics for evaluation under SFAS 5. The primary risk element considered by management regarding each consumer and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements concerning commercial and industrial loans and commercial real estate loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews existence of collateral and its value.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

LIABILITIES

At September 30, 2008, total deposits increased $32.4 million or 9.9% to $361.0 million from $328.6 million at December 31, 2007. The increase was due to an $11.2 million or 35.3% increase in noninterest bearing demand deposits and an increase in total savings accounts of $12.0 million or 129.5%, as customers utilized savings accounts for liquidity management. The increase in demand deposits and savings also resulted from our continued emphasis on growth in this important area of core deposits and the addition of branch locations. Moreover, the Corporation has continued to focus on complete commercial lending relationships that include core deposits as part of the overall approval process. Time deposits $100,000 and above increased $11.9 million or 6.1%. The largest contributor of the increase in large time deposits was increases of individuals and corporations of $17.5 million, coupled with brokered CDs of $18.2 million, offset by declines in municipal time deposits of $24.1 million during the first nine months of 2008. The decline in municipal time deposits was due in part to the difficult economic environment for municipalities and the Bank's unwillingness to pay premium rates for short-term time deposits as many local institutions have. Time deposits under $100,000 increased $1.7 million or 4.4% due to a special rate on a promotional time deposit product paid by the Bank. The premium rate was competitive in the local market place, but did not exceed other financial institutions offerings. Money market accounts decreased $7.8 million or 20.2% from December 31, 2007 to September 30, 2008 due to withdrawals from the indexed money market product which is tied to the six month Treasury Rate. Management attributes this decline to customers seeking higher rate products, as the indexed rate fell below 2 percent based on market rate conditions.

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

The major components of deposits are as follows:

                               September 30,       Percentage      December 31,      Percentage          Net       Net
                                   2008        of total deposits       2007       of total deposits    Change   Change %
                               -------------   -----------------   ------------   -----------------   -------   --------
                                                                  (Dollars in Thousands)
Noninterest bearing demand        $ 42,811            11.9%          $ 31,647             9.6%        $11,164     35.3%
NOW accounts                        18,234             5.1             14,907             4.5           3,327     22.3
Money market accounts               30,762             8.5             38,560            11.7          (7,798)   (20.2)
Savings deposits                    21,403             5.9              9,326             2.8          12,077    129.5
Time deposits under $100,000        41,142            11.4             39,395            12.0           1,747      4.4
Time deposits $100,000 and
   over                            206,655            57.2            194,800            59.4          11,855      6.1
                                  --------          ------           --------           -----         -------    -----
Total deposits                    $361,007          100.00%          $328,635           100.0%        $32,372      9.9%
                                  ========          ======           ========           =====         =======    =====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

Short term borrowings at September 30, 2008, consisted of FHLB advances of $13.8 million at face value and securities sold with an agreement to repurchase them the following day of $16.2 million. Following are details of our short term borrowings for the dates indicated:

                                                   September 30,   December 31,
                                                       2008           2007
                                                   -------------   ------------
                                                      (Dollars in thousands)
Amount outstanding at end of period
   Short-term repurchase agreements                   $16,164        $13,659
   Short-term FHLB advances                           $13,810        $23,795
Weighted average interest rate on ending balance
   Short-term repurchase agreements                      2.00%          3.00%
   Short-term FHLB advances                              4.39%          4.14%
Maximum amount outstanding at any month end
   during the period
   Short-term repurchase agreements                   $16,164        $14,932
   Short-term FHLB advances                           $18,810        $23,795

During the first quarter of 2007, the Corporation borrowed $19 million in a wholesale structured repurchase agreement with an interest rate tied to the three month Libor rate, less 250 basis points adjusted quarterly, until March 3, 2008 when the borrowing changes to a fixed interest rate of 4.95% until March 2, 2017. The repurchase agreement is callable quarterly.

In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to attempt to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. The advances are collateralized by residential and commercial mortgage loans under a blanket collateral agreement totaling approximately $235.9 million and $236.6 million at September 30, 2008 and 2007, respectively. Long-term advances were comprised of 28 advances with maturities ranging from October 2009 to June 2016.

FHLB advances outstanding at September 30, 2008 were as follows:

                             Face Value      Average rate
                           of obligation   at end of period
                           -------------   ----------------
                                (Dollars in thousands)
Short-term FHLB advances     $ 13,810           4.39%
Long-term FHLB advances        91,700           4.40%
                             --------           ----
                             $105,510           4.40%

Effective January 1, 2007, the Corporation has elected early adoption of SFAS 159 for all FHLB advances maturing in 18 months from January 1, 2007, which originally represented $16 million in total. At September 30, 2008, all instruments previously elected for SFAS 159 had matured.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

LIQUIDITY AND CAPITAL RESOURCES

The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests providing for liability outflows and managing interest rate margins require continuous analysis to attempt to match the maturities and repricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by $4.0 million in available unsecured federal funds borrowing facilities, and $35.0 million of available borrowing capacity under a $150.0 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of September 30, 2008, unused commitments totaled $80.8 million. The Bank has $150.4 million in time deposits coming due within the next twelve months from September 30, 2008, which includes brokered, internet and municipal time deposits. At September 30, 2008, the Bank had $143.2 million in brokered certificates of deposit, of which $72.6 million is due within one year or less. Additionally, at September 30, 2008, municipal time deposits and internet time deposits were $10.2 million and $1.1 million, respectively. Municipal time deposits typically have maturities less than three months. All of the $1.1 million of internet certificates of deposit mature in one year or less.

On August 21, 2008, the Corporation's Board of Directors declared a quarterly cash dividend of $0.02 per common share, payable October 1, 2008, to shareholders of record on September 2, 2008. This represents the Corporation's 26th consecutive quarterly, cash dividend paid to stockholders.

Following are selected capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

                                         September 30,      December 31,    Minimum Ratio
                                              2008             2007          for Capital
                                         --------------   ----------------    Adequacy        Ratio to be
                                         Capital  Ratio   Capital   Ratio     Purposes     "Well Capitalized"
                                         -------  -----   -------  -------  -------------  ------------------
Tier I capital to risk-weighted assets
   Consolidated                          $43,407  10.17%  $42,932   10.29%       4%               NA
   Bank only                              43,355  10.17%   42,889   10.32%       4%                6%
Total capital to risk-weighted assets
   Consolidated                          $55,922  13.10%  $55,430   13.28%       8%               NA
   Bank only                              48,721  11.43%   48,199   11.57%       8%               10%
Tier I capital to average assets
   Consolidated                          $43,407   8.05%  $42,932    8.37%       4%               NA
   Bank only                              43,355   8.06%   42,889    8.39%       4%                5%

Management believes that the current capital position as well as net income from operations, loan repayments and other sources of funds will be adequate to meet our short and long term liquidity needs.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table shows the changes in stockholders' equity for the nine months ended September 30, 2008:

                                                          Unearned   Accumulated Other
                                      Common   Retained   Employee     Comprehensive      Total
                                      Stock    Earnings   Benefits     Income/(Loss)      Equity
                                     -------   --------   --------   -----------------   -------
Beginning balance, January 1, 2008   $32,071    $1,797      ($36)         ($604)         $33,228
Cash dividend                             --      (358)       --             --             (358)
Stock awards                              17        --        --             --               17
SFAS 123R expensing of options            42        --        --             --               42
Net income                                --       619        --             --              619
Release of ESOP shares                    --        --        33             --               33
Repurchase of common stock                (7)       --        --             --               (7)
Change in unrealized gain/loss            --        --        --           (120)            (120)
                                     -------    ------      ----          -----          -------
Balance at September 30, 2008        $32,123    $2,058       ($3)         ($724)         $33,454
                                     =======    ======      ====          =====          =======

Stockholders' equity was $33.5 million as of September 30, 2008. Total stockholders' equity was relatively unchanged from December 31, 2007. Increases in equity from net income of $619,000 were offset with decreases from cash dividends for the first nine months of $358,000 and decreases in accumulated comprehensive income of $120,000 from the net decrease in the market value of the available for sale security portfolio.

NET INTEREST INCOME

Net interest income before the provision for loan losses for the third quarter of 2008 was $2.9 million, a decrease of $317,000 or 9.8% from the third quarter of 2007. Significantly affecting net interest income was the reversal of interest on new loans placed into nonaccrual status, as well as existing loans in nonaccrual status. This constituted a substantial portion of the decline in net interest income for the quarterly comparison. Net interest margin declined 47 basis points from 2.83% for the quarter ended September 30, 2007 to 2.36% for the quarter ended September 30, 2008. The net interest margin was negatively affected by the significant decreases in overnight federal funds interest rates and corresponding drop in the prime interest rate. The overnight federal funds rate declined 275 basis points from September 30, 2007 to September 30, 2008 affecting prime rate loans and negatively affecting the net interest margin in the near term, as the Corporation's Asset/Liability position is somewhat asset sensitive in a three month or less time frame. This historically large series of Federal Reserve interest rate cuts has outpaced our ability to reduce our funding costs as rapidly, as a significant portion of the funding base is comprised of time deposits. The price competition for deposits has also exacerbated margin pressures. Once short term rates stabilize, the Corporation expects to see improvement in the net interest margin.

Net interest income before the provision for loan losses for the first nine months of 2008 was $8.4 million, a decrease of $789,000 or 8.6% from the first nine months of 2007. Those factors responsible for the decrease in net interest income and margin for the third quarter ended September 30, 2008 compared to September 30, 2007 also contributed to the declines for the first nine months of 2008 compared to 2007.

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

                                                     Three Months Ended             Nine Months Ended
                                                 September 30, 2008 vs. 2007   September 30, 2008 vs. 2007
                                                 ---------------------------   ---------------------------
                                                      Increase (Decrease)              Increase (Decrease)
                                                       Due to Changes In                Due to Changes In
                                                      -------------------              -------------------
                                                          Volume                         Volume
                                                 Total   and Both    Rate      Total    and Both    Rate
                                                 -----   --------   -------   -------   --------   ------
                                                                      (In Thousands)
Earning Assets - Interest Income
   Loans                                         ($799)   $ 364     ($1,163)  ($1,672)   $1,234    (2,906)
   Securities                                      (29)      (1)        (28)     (104)      (23)      (81)
   Federal funds sold                              (91)       6         (97)     (168)       90      (258)
                                                 -----    -----     -------   -------    ------    ------
      Total                                       (919)     369      (1,288)   (1,944)    1,301    (3,245)
                                                 -----    -----     -------   -------    ------    ------
Deposits and Borrowed Funds - Interest Expense
   NOW and money market accounts                  (500)     (82)       (418)   (1,232)     (192)   (1,040)
   Savings deposits                                  7       26         (19)      (41)       26       (67)
   Time deposits                                  (227)     199        (426)     (255)      623      (878)
   Other borrowings                                239      254         (15)      943       949        (6)
   ESOP loan                                        (1)      (1)         --        (4)       (3)       (1)
   Subordinated debentures                        (120)       7        (127)     (566)     (130)     (436)
                                                 -----    -----     -------   -------    ------    ------
      Total                                       (602)     403      (1,005)   (1,155)    1,273    (2,428)
                                                 -----    -----     -------   -------    ------    ------
Net Interest Income                              ($317)    ($34)      ($283)    ($789)   $   28     ($817)
                                                 =====    =====     =======   =======    ======    ======

The average yield earned on interest earning assets for the third quarter of 2008 was 5.91% compared to 6.96% for the third quarter of 2007. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment for 2008, was 6.39% compared to 7.63% during the third quarter of 2007. The overall decrease in the loan portfolio yield was attributable to the decrease in prime interest rates. The commercial, commercial real estate and home equity line loans that repriced with prime interest rate changes totaled approximately $136.0 million at September 30, 2008. Also contributing to the decline in loan yields was the higher level of reversal of interest on new loans placed into nonaccrual status, as well as existing loans in nonaccrual status, both of which significantly reduced overall yields.

The average rate paid on interest bearing liabilities for the third quarter of 2008 was 3.92% compared to 4.70% in the third quarter of 2007. The decrease in average rate was due to the overall rate paid on interest bearing liabilities, primarily as a result of the decrease in overall market interest rates. The rate paid on time deposits decreased to 4.36% for the third quarter of 2008, from 5.12% for the same time period in 2007, as a result of the decrease in short term interest rates although the highly competitive interest rates paid amongst local financial institutions has had an effect of keeping these rates higher than would have historically been expected. The decrease in the average rate for NOW and money market accounts for 2008 was primarily attributable to the drop in short term interest rates, with the average rate moving to 1.45% during the third quarter of 2008 compared to 3.80% in the third quarter of 2007. The average rate paid on savings accounts also decreased, moving to 1.67% for the third quarter of 2008 from 2.36% in the third quarter of 2007. The rate paid on FHLB advances and repurchase agreements remained relatively unchanged as these instruments have relatively long maturities. The average rate paid on the subordinated debenture decreased in the third quarter of 2008 to 4.18% from 7.00%. The overall decrease in interest rate paid on the subordinated debenture was the result of the redemption of the subordinated debenture in June 2007, replaced with a subordinated debenture with a relatively lower interest rate. The Corporation also utilizes an interest rate swap hedging the subordinated debenture which has further reduced the rate.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The average yield earned on interest earning assets for the nine months ended 2008 was 6.00% compared to 6.90% for the first nine months of 2007. The average yield earned on the total loan portfolio, including loans held for sale, was 6.50% during the nine months ended September 30, 2008 compared to 7.55% during the comparable period in 2007. The overall decrease in the loan portfolio yield was attributable to those factors detailed above.

The average rate paid on interest bearing liabilities for the first nine months of 2008 was 4.12% compared to 4.76% in the first nine months of 2007. The decrease in average rate was due to the overall rate paid on interest bearing liabilities, primarily as a result of the decrease in overall market interest rates. The rate paid on time deposits decreased to 4.58% for the first nine months of 2008, from 5.10% for the same time period in 2007, as a result of the decrease in short term interest rates, although the highly competitive interest rates paid amongst local financial institutions has had an effect of keeping these rates higher than would have historically been expected. The decrease in the average rate for NOW and money market accounts for 2008 was primarily attributable to the drop in short term interest rates, with the average rate moving to 1.71% during the first nine months of 2008 compared to 3.84% in the first nine months of 2007. The average rate paid on savings accounts also decreased, moving to 1.76% for the first nine months of 2008 from 2.49% in the first nine months of 2007. The rate paid on FHLB advances and repurchase agreements remained relatively unchanged as many of these instruments have relatively long maturities. The average rate paid on the subordinated debenture decreased in the first nine months of 2008 to 5.05% from 7.70%. The overall decrease in interest rate paid on the subordinated debenture was the result of the redemption of the subordinated debenture in June 2007 with funds from a new subordinated debenture with a lower interest rate. The Corporation also utilizes an interest rate swap hedging the subordinated debenture which has further reduced the rate.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

AVERAGE BALANCE SHEET

The following tables show the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin, for the three and nine month periods ended September 30, 2008 and 2007. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees.

                                                               Three Months Ended September 30,
                                                   --------------------------------------------------------
                                                               2008                        2007
                                                   ---------------------------  ---------------------------
                                                                       Average                      Average
                                                             Interest    Rate             Interest    Rate
                                                    Average   Income/  Earned/   Average   Income/  Earned/
                                                    Balance   Expense    Paid    Balance   Expense    Paid
                                                   --------  --------  -------  --------  --------  -------
                                                                        (In thousands)
Assets
   Loans                                           $397,111   $6,378    6.39%   $373,056    $7,177    7.63%
   Securities                                        96,414    1,095    4.55      96,391     1,124    4.66
   Federal funds sold                                14,140       64    1.80      13,005       155    4.76
                                                   --------   ------    ----    --------    ------    ----
Total Earning Assets/
   Total Interest Income                            507,665    7,537    5.91     482,452     8,456    6.96
                                                   --------   ------    ----    --------    ------    ----
Cash and due from banks                               8,684                        7,689
All other assets                                     24,564                       23,872
                                                   --------                     --------
Total Assets                                       $540,913                     $514,013
                                                   ========                     ========
Liabilities and Equity
   NOW and money market accounts                   $ 48,162      175    1.45    $ 70,547       675    3.80
   Savings deposits                                  17,358       73    1.67      11,113        66    2.36
   Time deposits                                    240,957    2,639    4.36     221,948     2,866    5.12
   FHLB advances and repurchase agreements          142,481    1,522    4.25     118,360     1,283    4.30
   ESOP loan                                              7       --    6.00          62         1    6.40
   Subordinated debentures                           18,557      195    4.18      17,857       315    7.00
                                                   --------   ------    ----    --------    ------    ----
Total Interest Bearing Liabilities/
   Total Interest Expense / Interest Rate Spread    467,522    4,604    3.92     439,887     5,206    4.70
                                                   --------   ------    ----    --------    ------    ----
Noninterest bearing demand deposits                  40,150                       36,757
All other liabilities                                    83                        3,322
Stockholders' equity                                 33,158                       34,047
                                                   --------                     --------
Total Liabilities and Stockholders' Equity         $540,913                     $514,013
                                                   ========                     ========
Net Interest Income                                           $2,933                        $3,250
                                                              ======                        ======
Net Interest Spread                                                     1.99%                         2.27%
                                                                        ====                          ====
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                         2.30%                         2.68%
                                                                        ====                          ====
Net Interest Margin
   (fully taxable equivalent)                                           2.36%                         2.83%
                                                                        ====                          ====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                                               Nine Months Ended September 30,
                                                   --------------------------------------------------------
                                                               2008                        2007
                                                   ---------------------------  ---------------------------
                                                                       Average                      Average
                                                             Interest    Rate             Interest    Rate
                                                    Average   Income/  Earned/   Average   Income/  Earned/
                                                    Balance   Expense    Paid    Balance   Expense    Paid
                                                   --------  --------  -------  --------  --------  -------
                                                                        (In thousands)
Assets
   Loans                                           $395,269  $19,242    6.50%   $370,601   $20,914   7.55%
   Securities                                        94,776    3,239    4.56      95,423     3,343   4.67
   Federal funds sold                                18,724      373    2.66      14,202       541   5.09
                                                   --------  -------    ----    --------   -------   ----
Total Earning Assets/
   Total Interest Income                            508,769   22,854    6.00     480,226    24,798   6.90
                                                   --------  -------    ----    --------   -------   ----
Cash and due from banks                               8,435                        7,382
All other assets                                     24,313                       23,434
                                                   --------                     --------
Total Assets                                       $541,517                     $511,042
                                                   ========                     ========
Liabilities and Equity
   NOW and money market accounts                   $ 49,876      637    1.71    $ 65,100     1,869   3.84
   Savings deposits                                  14,232      187    1.76      12,244       228   2.49
   Time deposits                                    245,084    8,409    4.58     227,036     8,664   5.10
   FHLB advances and repurchase agreements          141,129    4,515    4.27     111,513     3,572   4.28
   ESOP loan                                             19        1    7.03          75         5   8.91
   Subordinated debentures                           18,557      702    5.05      22,015     1,268   7.70
                                                   --------  -------    ----    --------   -------   ----
Total Interest Bearing Liabilities/
   Total Interest Expense / Interest Rate Spread    468,897   14,451    4.12     437,983    15,606   4.76
                                                   --------  -------    ----    --------   -------   ----
Noninterest bearing demand deposits                  37,468                       34,579
All other liabilities                                 1,554                        3,115
Stockholders' equity                                 33,598                       35,365
                                                   --------                     --------
Total Liabilities and Stockholders' Equity         $541,517                     $511,042
                                                   ========                     ========
Net Interest Income                                          $ 8,403                       $ 9,192
                                                             =======                       =======
Net Interest Spread                                                     1.88%                        2.14%
                                                                        ====                         ====
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                         2.20%                        2.56%
                                                                        ====                         ====
Net Interest Margin
   (fully taxable equivalent)                                           2.27%                        2.71%
                                                                        ====                         ====

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

PROVISION FOR LOAN LOSSES

We recorded a $1.1 million provision for loan losses in the third quarter of 2008, based upon management's review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. The provision for loan losses for the first nine months of 2008 was $4.1 million, compared to $1.0 million for the nine months ended September 30, 2007. Total nonperforming assets as a percentage of total assets was 5.00% at September 30, 2008, compared to 4.20% at June 30, 2008 and 3.61% at December 31, 2007. The allowance for loan losses at September 30, 2008 was $7.8 million, or 1.96% of total loans and 30.59% of nonperforming loans, versus $6.4 million, or 1.64% and 35.70% at December 31, 2007, respectively.

NONINTEREST INCOME

Noninterest income was $2.1 million for the third quarter of 2008, increasing $260,000, or 14.2%, from the third quarter of 2007. The increase was primarily related to favorable net changes in the fair market value of assets and liabilities measured under Statement of Financial Accounting Standards (SFAS
159). The increase was largely attributable to the fair value of the subordinated debenture connected with the February 2007 Trust Preferred Issuance. The net change in fair value, which was largely associated with the subordinated debenture and the corresponding interest rate swap, totaled $1.1 million in unrealized gains for the third quarter of 2008, as recorded in other income. The net change in fair value under SFAS 159 for the first nine months of 2008 was $4.1 million with the majority of the change attributable to the Corporation's subordinated debenture. The widening of market credit spreads for trust preferred securities experienced in the first, second and third quarters of 2008 increased the relative fair value of this financial liability dramatically. The Corporation hedges against changes in interest rates with an interest rate swap, which is also accounted for under SFAS 159. The hedge does not cover changes in credit spreads, which typically occur over much longer periods of time than we are currently experiencing. Changes in credit spreads are not easily predictable and may cause adverse changes in the fair value of this instrument and a possible loss of income in the future.

Fiduciary income from trust services totaled $82,000 for the third quarter of 2008, a decrease of $42,000 or 33.9% from the third quarter of 2007, as the third quarter of 2007 reflected extraordinary fees which were not present in the third quarter of 2008 and market values of assets under management fell affecting the assessable base for trust fees. The extraordinary fees were based on a particular trust situation requiring additional billable hours. Deposit service charge income of $109,000 for the third quarter of 2008 increased $4,000, or 3.8%, compared to the third quarter of 2007, primarily from increased deposit levels and a broadened branch base. Mortgage banking income decreased $33,000 or 6.7%, to $461,000 for the third quarter of 2008 compared to $494,000 for the comparable quarter last year. The decrease in mortgage banking income was the result of fewer residential loan originations and lower gains on the sale of residential mortgage loans in the secondary market. The slow down in new home purchases contributed to this decline. Net realized gains from the sale of securities was $84,000 for the third quarter of 2008 and was attributable to restructuring activities in the available for sale security portfolio. Other interest income totaled $250,000 for the third quarter of 2008, increasing $112,000 or 81.2% compared to the third quarter in 2007, primarily from increases in gains on the disposal of Other Real Estate Owned, cash surrender value of Bank Owned Life Insurance and fee income from wealth management services.

Noninterest income was $7.5 million for the first nine months of 2008, increasing $3.1 million, or 69.5%, from the first nine months of 2007. The increase was largely attributable to the aforementioned net change in fair value over the nine month period. Fiduciary income from trust services of $288,000 for the first nine months of 2008 decreased $34,000 or 10.6% from the first nine months of 2007, declining from prior periods due to a management change and departmental realignment and lower market values of assessable assets. Deposit service charge income of $383,000 for the first nine months of 2008 increased $98,000, or 34.4%, compared to the first nine months of 2007, primarily from increased service charge fees and a broadened branch base. Mortgage banking income decreased $501,000 or 27.2%, to $1.3 million for the nine months ended September 30, 2008 compared to $1.8 million for the comparable period last year. The decrease in mortgage banking income was the result of fewer residential loan originations and lower gains on the sale of residential mortgage loans in the secondary market. The slow down in new home purchases contributed to this decline. Net realized gains from the sale of securities were $194,000 for the first nine months of 2008 and were attributable to restructuring activities in the available for sale security portfolio. Other interest income totaled $1.1 million for the first nine months of 2008, increasing $296,000 or 35.6% based on the factors detailed above for the third quarter of 2008.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

NONINTEREST EXPENSE

Noninterest expense was $3.9 million for the third quarter of 2008, increasing $392,000 or 11.2%, from the third quarter of 2007. Salary and benefits totaled $1.9 million for the third quarter of 2008, a decrease of $97,000 or 4.9%, compared to the same time period last year. The decrease in salary and benefits was due to reductions in staffing levels throughout the organization. The decrease in salary and benefits was offset by an increase in other operating expense. Other operating expense totaled $1.5 million for the third quarter of 2008, an increase of $472,000 or 43.8%, compared to the third quarter of 2007. The increase in other operating expense was attributable to valuation costs associated with property obtained in foreclosure, which aggregated to $512,000, coupled with an increase in FDIC insurance premiums of $61,000. Net occupancy expense increased $17,000, or 4.0%, to $444,000 for the third quarter of 2008, compared to $427,000 for the third quarter of 2007, primarily due to the newly established Grosse Pointe Woods branch location, The increase was partially offset by decreases in overhead caused by the closure of residential loan production offices during the second quarter of 2007.

Noninterest expense was $11.2 million for the first nine months of 2008, increasing $841,000 or 8.1%, again resulting from increases in valuation costs incurred on foreclosed property and other workout related costs which exceeded cost-savings achieved in other expense areas.

Our deposit insurance premiums during the three and nine months ended September 30, 2008 totaled $135,000 and $274,000 respectively, compared to $74,000 and $94,000 for the same periods in 2007. Those premiums are expected to increase in 2009 due to recent strains on the Federal Deposit Insurance Corporation deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks. The current rates for Federal Deposit Insurance Corporation assessments have ranged from 5 to 43 basis points, depending on the health of the insured institution. The Federal Deposit Insurance Corporation has proposed increasing the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter. The FDIC also proposed that it could increase assessment rates in the future without formal rulemaking.

PROVISION FOR INCOME TAXES

We recorded a federal income tax benefit of $37,000 for the third quarter of 2008 compared to a federal income tax expense of $228,000 in the third quarter of 2007. The change was primarily attributable to a lower level of pretax income for the third quarter of 2008 compared to the third quarter of 2007. Additionally, permanent differences arising from tax exempt income due to investments in bank qualified tax-exempt securities and the Bank's ownership in bank owned life insurance (BOLI). The increase in cash surrender value of BOLI is exempt from federal income tax.

We recorded a federal income tax benefit of $22,000 for the first nine months of 2008 compared to a federal income tax expense of $448,000 in the first nine months of 2007. The change was primarily attributable to a lower level of pretax income for the first nine months of 2008 compared to the third quarter of 2007. Additionally, as noted above, permanent differences arising from tax exempt income due to investments in bank qualified tax-exempt securities and the Bank's ownership in bank owned life insurance (BOLI) resulted in the recorded tax benefit.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

The following table presents an analysis of our interest-sensitivity static gap position at September 30, 2008. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At September 30, 2008, we are considered asset sensitive in the time interval of the first three months. We are also considered to be slightly liability sensitive at the one year accumulated gap position.

                                           After Three   After One
                                 Within    Months But     Year But       After
                                  Three    Within One      Within        Five
                                 Months       Year       Five Years      Years       Total
                                --------   ----------   ------------   ---------   --------
                                                      (Dollars in thousands)
Interest earning assets:
   Federal funds sold and
     interest bearing cash      $ 22,500     $    --      $     --      $    --    $ 22,500
   Securities                     11,920       7,878        41,604       24,335      85,737
   FHLB stock                         --       5,877            --           --       5,877
   Portfolio loans and
      held for resale            136,435      50,233       174,684       38,190     399,542
                                --------    --------      --------      -------    --------
      Total                      170,855      63,988       216,288       62,525    $513,656
                                --------    --------      --------      -------    ========
Interest bearing liabilities:
   NOW and money market
      accounts                    25,704       7,817        13,937        1,538      48,996
   Savings deposits                1,284       5,565        14,554           --      21,403
   Jumbo time deposits            46,163      77,585        82,707          200     206,655
   Time deposits < $100,000        8,606      18,040        13,740          756      41,142
   Repurchase agreements          16,164      19,000            --           --      35,164
   FHLB advances                   2,810      11,000        65,500       26,200     105,510
   ESOP payable                        3          --            --           --           3
   Subordinated debentures        18,557          --            --           --      18,557
                                --------    --------      --------      -------    --------
      Total                      119,291     139,007       190,438       28,694    $477,430
                                --------    --------      --------      -------    ========
Interest rate sensitivity gap   $ 51,564    ($75,019)     $ 25,850      $33,831
Cumulative interest rate
   sensitivity gap                          ($23,455)     $  2,395      $36,226
Interest rate sensitivity gap
   ratio                            1.43        0.46          1.14         2.18
Cumulative interest rate
   sensitivity gap ratio                        0.91          1.01         1.08

The Bank also evaluates interest rate risk using a simulation model. The use of simulation models to assess interest rate risk is an accepted industry practice, and the results of the analysis are useful in assessing the vulnerability of the Bank's net interest income to changes in interest rates. However, the assumptions used in the model are oversimplifications and not necessarily representative of the actual impact of interest rate changes. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds of various loan and investment assets, cash flows and maturities of interest-sensitive assets and liabilities, and changes in market conditions impacting loan and deposit volumes and pricing. These assumptions are inherently uncertain, and subject to fluctuation and revision in a dynamic environment. Therefore, the model cannot precisely estimate future net interest income or exactly predict the impact of higher or lower interest rates. Actual results may differ from simulated results due to, among other factors, the timing, magnitude, and frequency of interest rate changes, changes in market conditions and management's pricing decisions, and customer reactions to those decisions.

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

As of September 30, 2008, the table below reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast. Interest rate risk is a potential loss of income and/or potential loss of economic value of equity. Rate sensitivity is the measure of the effect of changing interest rates on the Bank's net interest income or the net interest spread. The policy of the Bank shall be to risk no more than 10% of its net interest income in a changing interest rate scenario of +/- 200 basis points over a one-year simulation period. Furthermore, no more than 15% of net interest income can be projected at risk in a scenario of +/- 300 basis points over a one-year simulation period.

                                          Percentage Change
    Interest Rate Scenario             In Net Interest Income
------------------------------------   ----------------------
Interest rates up 300 basis points              (9.68%)
Interest rates up 200 basis points              (5.18%)
Interest rates up 100 basis points              (2.45%)
Base case                                          --
Interest rates down 100 basis points             2.40%
Interest rates down 200 basis points             2.51%
Interest rates down 300 basis points             2.39%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Asset/Liability Management" discussion under Part I, Item 2 above.

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 ("Act")) as of September 30, 2008, was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OUR CREDIT LOSSES COULD INCREASE AND OUR ALLOWANCE FOR CREDIT LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOAN LOSSES.

     The risk of nonpayment of loans is inherent in all lending activities and nonpayment, if it occurs, may have a material adverse affect on our earnings and overall financial condition as well as the value of our common stock. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for credit and lease losses may not be sufficient to cover our losses, thereby having an adverse effect on our operating results, and may cause us to increase the allowance in the future. The actual amount of future provisions for credit losses cannot now be determined and may exceed the amount of past provisions. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for credit losses. These regulatory agencies may require us to increase our provision for credit losses or to recognize further loan or lease charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for credit losses could have a negative effect on our net income, financial condition and results of operations. For the nine months ended September 30, 2008 we recorded a provision for loan losses of $4.1 million compared to $1.2 million for the nine months ended September 30, 2007, which reduced our results of operations for first nine months of 2008. We also recorded net loan charge-offs of $2.7 million for the nine months ended September 30, 2008 compared to $1.0 million for the nine months ended September 30, 2007. We are experiencing increasing loan delinquencies and credit losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of southeastern Michigan. In addition, slowing sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies. At September 30, 2008, our total non-performing loans had increased to $25.5 million compared to $17.9 million at September 30, 2007. Our portfolio is concentrated primarily in commercial real estate loans which represented 69.3% of total loans at September 30, 2008. While construction and land development loans represented 7.1% of our total loan portfolio at September 30, 2008, these loans represented 42.8% of our non-performing assets at that date. If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses in many parts of the loan portfolio. Moreover, if a national recession occurs we expect that it would negatively impact economic conditions in our market areas further and that we could experience higher delinquencies and credit losses.

A DOWNTURN IN THE REAL ESTATE MARKET COULD HURT OUR BUSINESS.

     Downturns in the real estate market hurt our business because many of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral is diminished, and we are more likely to suffer losses on defaulted loans. As of September 30, 2008, approximately 88.5% of the book value of our loan

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

portfolio consisted of loans secured by various types of real estate. Substantially all of our real property collateral is located in Michigan. If there is a further decline in real estate values, especially in Michigan, the collateral for our loans will provide less security.

REPAYMENT OF OUR COMMERCIAL REAL ESTATE LOANS AND OUR COMMERCIAL AND INDUSTRIAL LOANS IS OFTEN DEPENDENT ON THE BORROWER'S BUSINESS, ITS CASH FLOW AND OUR COLLATERAL.

     Commercial real estate lending typically involves higher principal amounts than other types of lending, and the repayment of these loans may be dependent, in part, on sufficient income from the properties securing the loans to cover operating expenses and debt services. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties, repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the project is reduced, the borrower's ability to repay the loan and the value of the security for the loan may be impaired.

     Repayment of our commercial and industrial loans is often dependent on the cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the value of the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Adverse changes in local economic conditions impacting our business borrowers can be expected to have a negative effect on our results of operations and capital.

RECENT NEGATIVE DEVELOPMENTS IN THE FINANCIAL INDUSTRY AND CREDIT MARKETS MAY CONTINUE TO ADVERSELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with the continued economic downturn nationally during 2008, have resulted in uncertainty in the financial markets in general. Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land loans, multifamily loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction, land, commercial, multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and holding company stock prices have been negatively affected, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Continued, negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

DIFFICULT MARKET CONDITIONS AND ECONOMIC TRENDS HAVE ADVERSELY AFFECTED OUR INDUSTRY AND OUR BUSINESS.

     Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant writedowns of assets by many financial institutions, including us. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional writedowns. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits or borrowings. The resulting economic pressure on

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

consumers and businesses and the lack of confidence in the financial markets has adversely affected our business, financial condition, results of operations and stock price.

     Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more difficult and complex under these difficult market and economic conditions. We also expect to face increased regulation and government oversight as a result of these downward trends. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the FDIC insurance fund and reduce the FDIC's ratio of reserves to insured deposits.

     We do not expect these difficult conditions to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

RECENT LEGISLATIVE AND REGULATORY INITIATIVES TO ADDRESS THESE DIFFICULT MARKET AND ECONOMIC CONDITIONS MAY NOT STABILIZE THE U.S. BANKING SYSTEM.

     The recently enacted Emergency Economic Stabilization Act of 2008 ("EESA") authorizes the U.S. Department of the Treasury ("Treasury Department") to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP"). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program ("CPP"). Under the CPP, Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled asset of financial institutions. Our Board of Directors is currently evaluating whether or not to participate in the CPP.

     EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. Financial institutions have until December 5, 2008 to opt out of these two programs. We expect to participate only in the program that provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Under that program, we will pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. At September 30, 2008, we had $93.7 million in such accounts in excess of $250,000.

     The purpose of these legislative and regulatory actions is to stabilize the volatility in the U.S. banking system. EESA, TARP and the FDIC's recent regulatory initiatives may not have the desired effect. If the volatility in the market and the economy continue or worsen, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

OUR EXPENSES WILL INCREASE AS A RESULT OF INCREASES IN FDIC INSURANCE PREMIUMS

     The Federal Deposit Insurance Corporation ("FDIC") imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution's deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

     Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund's reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

     Under the proposed rule, the FDIC would first establish an institution's initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution's levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution's deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

     These actions will significantly increase the Company's non-interest expense in 2009 and in future years as long as the increased premiums are in place.

LIQUIDITY RISK COULD IMPAIR OUR ABILITY TO FUND OPERATIONS AND JEOPARDIZE OUR FINANCIAL CONDITION.

     Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or the terms of which are acceptable to us, could be impaired by factors that affect us specifically or the financial services industry or the economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

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

WE MAY ELECT OR BE COMPELLED TO SEEK ADDITIONAL CAPITAL IN THE FUTURE, BUT THAT CAPITAL MAY NOT BE AVAILABLE WHEN IT IS NEEDED.

     We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

estate values and other factors. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

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

Not applicable

ITEM 6. EXHIBITS.

See Exhibit Index attached.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2008.

                                    COMMUNITY CENTRAL BANK CORPORATION


                                    By: /s/ DAVID A. WIDLAK
                                        ----------------------------------------
                                    David A. Widlak;
                                    President and CEO
                                    (Principal Executive Officer)


                                    By: /s/ RAY T. COLONIUS
                                        ----------------------------------------
                                    Ray T. Colonius;
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

EXHIBIT INDEX

EXHIBIT
 NUMBER                     EXHIBIT DESCRIPTION
------    ----------------------------------------------------------------------
   3.1    Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Corporation's Registration Statement on Form SB-2 (SEC File No.
          333-04113).

   3.2 Bylaws, as amended, of the Corporation are incorporated by reference to Exhibit 3 of the Corporation's Current Quarterly Report on Form 8-K filed on September 19, 2007 (SEC File No. 000-33373).

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

  10.6    Form of Incentive Stock Option Agreement incorporated by reference to
          Exhibit 99.1 of the Corporation's Current Report on Form 8-K filed with the SEC on March 25, 2005 (SEC File No. 000-33373).

  10.7 Form of Non-qualified Stock Option Agreement is incorporated by reference to the Corporation's Current Report on Form 8-K filed on January 17, 2006 (SEC File No. 000-33373).

  10.8 Summary of Current Director Fee Arrangements is incorporated by reference to Exhibit 10.10 of the Corporation's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2004 (SEC
          File No. 000-33373).

    11    Computation of Per Share Earnings

  31.1    Rule 13a - 14(a) Certification (Chief Executive Officer)

  31.2    Rule 13a - 14(a) Certification (Chief Financial Officer)

    32    Rule 1350 Certifications