Form 10-K
period 2008-12-31
COMMUNITY CENTRAL BANK CORP
filed 2009-03-31
CIK 1014133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2008
Commission File No. 000-33373
COMMUNITY CENTRAL BANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-3291744

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
100 N. Main Street, Mount Clemens, Michigan 48043-5605
(Address of principal executive offices and zip code)
(586) 783-4500
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	Nasdaq Global Market
Securities registered under Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No
The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates was approximately $10.1 million as of June 30, 2008 based on the price at which the common stock was last sold $3.86 on that date.
As of March 31, 2009, 3,734,781 shares of Common Stock of the issuer were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Parts I and II — Portions of Stockholder Report of the issuer for the year ended December 31, 2008.
Part III — Portions of the Proxy Statement of the Registrant for its May 19, 2009 Annual Meeting.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements throughout that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.
Future factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Deposit Insurance Corporation, Michigan Office of Financial and Insurance Services or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Corporation’s reports filed with the Securities and Exchange Commission.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)
PART I
Item 1. Business
     Community Central Bank Corporation is the holding company for Community Central Bank (the “Bank”) in Mount Clemens, Michigan. The Bank opened for business in October 1996 and serves businesses and consumers across Macomb, Oakland, St. Clair and Wayne counties with a full range of lending, deposit, trust, wealth management, and Internet banking services. The Bank operates four full service facilities, in Mount Clemens, Rochester Hills, Grosse Pointe Farms and Grosse Pointe Woods, Michigan. Community Central Mortgage Company, LLC, a subsidiary of the Bank, operates locations servicing the Detroit metropolitan area and northwest Indiana. River Place Trust and Community Central Wealth Management are divisions of Community Central Bank. Community Central Insurance Agency, LLC is a wholly owned subsidiary of Community Central Bank.
     The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System. The Bank is subject to extensive regulation by the Michigan Office of Financial and Insurance Regulation (“OFIR”) and by the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured up to the applicable limits by the FDIC. (See “-Regulation and Supervision” below.) The Corporation’s common shares trade on The NASDAQ Global Market under the symbol “CCBD.”
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
     Our results of operations may also be affected by local and general economic conditions. The largest geographic segment of our customer base is in Macomb County, Michigan. The economic base of the County continues to diversify from the automotive service sector although the impact of the restructuring of the American automobile companies has a direct impact on southeastern Michigan. A slowdown in the local and statewide economy has produced increased financial strain on segments of our customer base. We have experienced increased delinquency levels and losses in our loan portfolio, primarily with residential developer loans, residential real estate loans and home equity and consumer loans. Further downturns in the local economy may affect the demand for commercial loans and related small to medium business related products. This could have a significant impact on how we deploy earning assets. The competitive environment among the Bank, other financial institutions and financial service providers in the Macomb, Oakland, Wayne and St. Clair counties of Michigan may affect the pricing levels of various deposit products. The impact of competitive rates on deposit products may increase our cost of funds and thus negatively impact net interest income. See “Management’s Discussion and Analysis and Results of Operations” contained in our Annual Stockholder Report included as Exhibit 13 to this 10-K.
     The Corporation continues to see competitive deposit rates offered from local financial institutions within the geographic proximity of the Bank which could have the effect of increasing the costs of funds to a level higher than management projects. The Corporation continues to utilize wholesale forms of funding, funding earning assets through the FHLB and brokered certificates of deposit to balance both interest rate risk and the overall cost of funds. Brokered and internet certificates of deposit are based on a nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for certificates of deposit products has intensified and the Bank has found this type of wholesale funding to often effectively compete with the rates offered for similar term retail certificates of deposit products of local community and regional banks.
     Effect of Government Monetary Policies. The earnings of the Corporation are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government, its agencies, and the Federal Reserve Board. The Federal Reserve Board’s monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy. Monetary policy is used to, among other things, attempt to curb inflation or combat a recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States Government securities, and through its regulation of, among

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)
other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.
     Regulation and Supervision. Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Corporation and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System, the FDIC, OFIR, the Securities and Exchange Commission, the Internal Revenue Service, and federal and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty. There can be no assurance that future legislation or government policy will not adversely affect the banking industry or the operations of the Corporation or the Bank. Federal economic and monetary policy may affect the Bank’s ability to attract deposits, make loans and achieve satisfactory interest spreads.
     Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Corporation and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of the Bank, and the public, rather than shareholders of the Bank or the Corporation.
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
     Employees. As of December 31, 2008, the Corporation and its subsidiaries employed 89 full-time equivalent employees.
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
     The competitive factors among financial institutions can be classified into two categories; competitive rates and competitive services. Interest rates are widely advertised and thus competitive, especially in the area of time deposits. From a service standpoint, financial institutions compete against each other in types and quality of services. The Bank is generally competitive with other financial institutions in its area with respect to interest rates paid on time and savings deposits, fees charged on deposit accounts, and interest rates charged on loans. With respect to services, the Bank offers a customer service oriented atmosphere which management believes is better suited to its customers’ needs than that which is offered by other institutions in the local market.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)
     Executive Officers. The following is a list of the executive officers of the Corporation and the Bank, together with their ages and their positions at December 31, 2008. Executive officers of the Corporation are elected annually by the Board of Directors to serve for the ensuing years and until their successors are elected and qualified.

Name and Position	Position Held Since	Age
David A. Widlak President and CEO of Community Central	2003	60
Bank Corporation President and CEO Community Central Bank	2007

Ray T. Colonius EVP & Chief Financial Officer of	1999	51
Community Central Bank Corporation and Community Central Bank

Sam A. Locricchio Executive. Vice President & Sr. Loan Officer of Community Central Bank	2003	59
Item 1A. Risk Factors
     An investment in our stock involves a number of risks. Before making an investment decision, you should carefully consider all of the risks described in this document. If any of the risks discussed in this document occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. Additional risks and uncertainties not presently known to us also may adversely affect our business, financial condition, liquidity and results of operations.
Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.
     Negative developments beginning in the latter half of 2007 in the residential mortgage market and the securitization markets for such loans, together with other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008. Many lending institutions, including us, have experienced declines in the performance of their loans, including loans secured by residential properties. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on us and others in the financial institutions industry. In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. Continued negative developments in the financial institutions industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate loans, and adversely impact our results of operations and financial condition.
Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.
     The recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) authorizes the U.S. Treasury Department (the “Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)
encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, the Treasury has purchased preferred equity securities from participating institutions. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009.
     The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. In addition, the Treasury recently announced its Financial Stability Plan to attack the current credit crisis, and President Obama has signed into law the American Recovery and Reinvestment Act. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system, improve the flow of credit and foster an economic recovery. The regulatory and legislative initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.
Current levels of market volatility are unprecedented and may adversely affect us.
     The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, we may experience an adverse effect, which may be material, on our business, financial condition and results of operations.
Continued deterioration of the economy and real estate market in Michigan could hurt our business.
     At of December 31, 2008, approximately 88.5% of the book value of our loan portfolio consisted of loans secured by various types of real estate. Substantially all of our real property collateral is located in Michigan. A decline in real estate values has reduced the value of the real estate collateral securing our loans and increased the risk that we would incur losses if borrowers defaulted on their loans. Continued declines in real estate sales and prices coupled with a further economic slowdown or deeper recession and an associated increase in unemployment could result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits, which may cause us to incur losses, adversely affect our capital and hurt our business. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.
Our business is subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.
     Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operating and management of the properties, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the project is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. At December 31, 2008, commercial real estate loans, excluding construction and development loans, totaled approximately 64.4% of our total loan portfolio.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)
     Repayment of our commercial and industrial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value. Our commercial and industrial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment, or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Adverse changes in local economic conditions impacting our business borrowers can be expected to have a negative effect on our results of operations and capital. At December 31, 2008, commercial and industrial loans totaled approximately 9.5% of our total loan portfolio.
     Our construction and land development loans are based upon estimates of costs to construct and value associated with the completed project. These estimates may be inaccurate. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, upon the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of the construction cost is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of the project. At December 31, 2008, construction and development loans totaled approximately 5.6% of our total loan portfolio; however, at that date these loans represented 13.9% of our non-performing assets.
     Our consumer loans generally have a higher risk of default than our other loans. Consumer loans entail greater risk than our other loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy, all of which increase when the economy is weak. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2008, consumer loans, including credit card loans, totaled approximately 2.0% of our total loan portfolio.
We may elect, or be required, to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.
     For the year ended December 31, 2008, we recorded a provision for loan losses of $9.5 million, compared to $3.6 million for the year ended December 31, 2007, which has adversely affected our results of operations for 2008. We also recorded net loan charge-offs of $8.6 million for the year ended December 31, 2008, compared to $1.0 million for the year ended December 31, 2007. We are experiencing increasing loan delinquencies and credit losses. Generally, our non- performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy. In addition, slowing sales in certain housing markets have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies. We have modified $8.2 million of loans, predominantly commercial and commercial real estate loans, which we identified as possibly becoming nonperforming. At December 31, 2008, our total non-performing assets, excluding these modified loans, had increased to $21.5 million compared to $18.5 million at December 31, 2007. If current trends in the housing and real estate markets continue, coupled with the downsizing of the U.S. auto industry which is significant to the southeastern Michigan region, we expect that we will continue to experience increased delinquencies and credit losses. Moreover, if a recession continues, we expect that it would further negatively impact economic conditions and we could experience significantly higher delinquencies and credit losses. An

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)
increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations, perhaps materially.
If our allowance for loan losses is not sufficient to cover actual loan losses, or if we are required to increase our provision for loan losses, our results of operations and financial condition could be materially adversely affected.
     We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In addition, future rate resets on adjustable rate loans could drive increases in delinquencies and ultimately losses on these loans beyond that which has been provided for in the allowance for loan losses. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Material additions to the allowance or increases in our provision for loan losses could have a material adverse effect on our financial condition and results of operations.
     In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.
     Furthermore, we may elect to increase our provision for loan losses in light of our assessment of economic conditions and other factors from time to time. For example, as described under the risk factor “ - We may elect, or be required, to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations” above, we increased our provision for loan losses during 2008, which adversely affected our results of operations. We may elect, or be required, to make further increases in our quarterly provision for loan losses in the future, particularly if economic conditions continue to deteriorate, which may have a material adverse effect on our financial condition and results of operations.
Changes in economic conditions or interest rates may negatively affect our earnings, capital and liquidity.
     The results of operations for financial institutions, including the Bank, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates we earn on investments and loans and the interest rates we pay on deposits and other interest-bearing liabilities. Substantially all our loans are to businesses and individuals in Southeastern Michigan and any decline in the economy of this area could adversely affect us. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in these rates. At any given time, our assets and liabilities may be such that they are affected differently by a given change in interest rates.
Our deposit insurance premiums are expected to increase substantially, which will adversely affect our profits.
     Our deposit insurance expense for the year ended December 31, 2008 was $410,000 compared to $283,000 for the same period in 2007. Deposit insurance premiums are expected to continue to increase in 2009 due to recent strains on the FDIC deposit insurance fund resulting from the cost of large bank failures and increase in the number of troubled banks.
     The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)
the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.
     The rule also includes authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.
     In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule, effective April 1, 2009, imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009, to be collected on September 30, 2009. There is a proposal under discussion, under which the FDIC’s line of credit with the U.S. Treasury would be increased and the FDIC would reduce the special assessment to 10 basis points. There can be no assurance whether the proposal will become effective. The special assessment rule also authorizes the FDIC to impose additional special assessments if the reserve ratio of the DIF is estimated to fall to a level that the FDIC’s board believes would adversely affect public confidence or that is close to zero or negative. Any additional special assessment would be in amount up to 10 basis points on the assessment base for the quarter in which it is imposed and would be collected at the end of the following quarter.
Our funding sources may prove insufficient to fund our balance sheet activities, replace deposits at maturity and support our future growth.
     Historically we relied on wholesale borrowings to help fund our lending activities. We borrow on a collateralized basis from the Federal Home Loan Bank of Indianapolis, or the FHLB. At December 31, 2008, we had outstanding approximately $108.2 million of FHLB advances, $276.5 million in certificates of deposit (which included $166.4 million of brokered certificates of deposit, $6.0 million in municipal deposits, and $1.1 million in Internet deposits) and an additional $62.5 million in unused liquidity. Unused liquidity comprised Fed Funds sold, usable cash at corrpespondent banks, unpledged available for sale and trading securities and available advances at the FHLB. Our liquidity would be negatively affected if we no longer had access to these funds. Actions by the FHLB, or limitations on our available collateral, or adverse regulatory action against us may reduce or eliminate our borrowing capacity or may limit our ability to continue to attract deposits at competitive rates. Such events could have a material adverse impact on our results of operations and financial condition.
     Future regulatory actions may adversely impact our ability to raise funds through deposits. In particular, there is currently no restriction on our ability to acquire deposits through deposit brokers or on the rates we may offer on deposits to attract customers. If our capital position were to deteriorate, or other circumstances were to occur, such that we become classified as an “adequately capitalized” institution (or in any lower regulatory capital category), we could be prohibited from acquiring funds through deposit brokers and from paying rates on deposits that are significantly higher than the prevailing rates of interest on deposits offered by insured depository institutions in our normal market area.
     Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.
     Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)
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
     Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Additional capital, if needed, may not be available to us, or, if available, may not be available on acceptable terms. If additional capital is unavailable, when needed, or is not available on reasonable terms, our growth and future prospects could be adversely affected.
We rely heavily on our management and other key personnel, and the loss of any of them may adversely effect our operations.
     We continue to be dependent upon the services of our executive officers and other senior managers and commercial lenders. The loss of services of any of these individuals could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Additionally, our future success and growth will depend upon our ability to recruit and retain highly skilled employees with strong community relationships and specialized knowledge in the financial services industry. The level of competition in our industry for people with these skills is intense, and our inability to successfully recruit qualified people and retain them could have a material adverse effect on our business, financial condition and results of operations. We have key man life insurance in the form of Bank Owned Life Insurance on selected executive officers, but this insurance is only applicable on the death of one or more of these individuals.
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
We are subject to extensive regulation which could adversely affect our business.
     Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. These regulations are primarily intended to protect customers, not our creditors or stockholders. Because our business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in this regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations or otherwise materially and adversely affect our business, financial condition, prospects or profitability.
We continually encounter technological changes, and we may have fewer resources than our competitors to continue to invest in technological improvements.
     The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)
client demands for convenience, as well as to create additional efficiencies in our operations. Many national vendors provide turn-key services to community banks, such as internet banking and remote deposit capture, which allow smaller banks to compete with competitors that have substantially greater resources to invest in technological improvements. We, however, may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.
Our articles of incorporation and by-laws and Michigan laws contain certain provisions that could make a takeover more difficult.
     Our articles of incorporation and by-laws, and the laws of Michigan, include provisions which are designed to provide our board of directors with time to consider whether a hostile takeover offer is in the best interest of the Corporation and our stockholders. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control. The provisions also could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then-current price for our common stock. These provisions could also prevent transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of our stockholders to approve transactions that they may deem to be in their best interests.
     The Michigan Business Corporation Act contains provisions intended to protect stockholders and prohibit or discourage certain types of hostile takeover activities. In addition to these provisions and the provisions of our articles of incorporation and by-laws, Federal law requires the Federal Reserve Board’s approval prior to acquisition of “control” of a bank holding company. All of these provisions may have the effect of delaying or preventing a change in control at the Company level without action by our stockholders, and therefore, could adversely affect the price of our common stock.
Our ability to pay dividends is limited by law and contract.
     We are a holding company and substantially all of our assets are held by Community Central Bank, our wholly owned subsidiary. Our ability to make dividend payments to our stockholders depends primarily on available cash resources at the Company level and dividends from the Bank. Dividend payments or extensions of credit from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. We are also prohibited from paying dividends on our common stock if the required payments on our subordinated debentures have not been made. The Bank may not be able to pay dividends to us in the future. In November 2008, we announced a temporary suspension of the Company’s quarterly cash dividend payable to stockholders. This action was taken to preserve capital in order to leverage it into financing for local businesses. Our Board of Directors also adopted a voluntary resolution at the urging of the Federal Reserve Board, our primary federal regulator, requiring the filing of prior notice with and non-objection by the Federal Reserve Board with respect to the payment of any dividends on our common stock or preferred stock, including the Preferred Stock. No assurances can be given that any dividends will be paid in the future or, if paid, the amount or frequency of any dividends.
There is a limited trading market for our common stock.
     Our common stock is traded on the NASDAQ Global Market under the symbol “CCBD.” The development and maintenance of an active public trading market depends upon the existence of willing buyers and sellers, the presence of which is beyond our control. While we are a publicly-traded company, the volume of trading activity in our stock is still relatively limited. Even if a more active market develops, there can be no assurance that such a market will continue, or that our stockholders will be able to sell their shares at or above the offering price.
     The price of our common stock has been, and will likely continue to be, subject to fluctuations based on, among other things, economic and market conditions for bank holding companies and the stock market in general, as well as changes in investor perceptions of the Company. The issuance of new shares of our common stock or securities convertible into common stock also may affect the market for our common stock.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     The Corporation owns two facilities, its main branch office facility and its corporate and bank headquarters, located in the downtown business district of Mount Clemens, Michigan. The main branch office location contains a full service branch and houses our IT operations. The corporate headquarters houses our executive officers and administrative office staff, as well as commercial lending, trust, wealth management and the mortgage company operations. The Corporation leases three operational full service branch locations in Rochester Hills, Grosse Pointe Farms, and Grosse Pointe Woods, Michigan. The Rochester Hills branch lease has 5 years remaining on its initial term, with a 10 year renewal option. The Grosse Pointe Farms branch location which opened in June 2006 has a 8 years remaining on the lease with a 10 year renewal option. The lease for the new Grosse Pointe Woods location which opened in June of 2008 is for a 10 year term with a 10 year renewal option. The mortgage company, a subsidiary of the Corporation and the Bank, has a loan production office located in Mount Clemens, to serve the Detroit metropolitan areas. Additionally, the mortgage company operates an office in Merrillville and Avon, Indiana, with a short-term leases.
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
Item 4. Submission of Matters to a Vote of Security Holders
     None
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The information shown under the caption “Stockholder Information” on page 62 of the Stockholder Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference. See Part III, Item 12 of the Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.
Item 6. Selected Financial Data
     The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 41 and 61 of the Stockholder report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 41 to 61 of the Stockholder Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
     The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 41 to 61 of the Stockholder report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)
Item 8. Financial Statements and Supplementary Data
     The information presented under the captions “Consolidated Balance Sheet,” “Consolidated Statement of Income,” “Consolidated Statement of Comprehensive Income,” “Consolidated Statement of Changes in Stockholders’ Equity,” “Consolidated Statement of Cash Flow,” and “Notes to Consolidated Financial Statements,” on pages 1 through 40 of the Stockholder Report filed as Exhibit 13 to this Form 10-K, as well as the Report of Independent Registered Public Accounting Firm of Plante & Moran, PLLC, dated March 30, 2009, included in the Stockholder Report, are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There are no changes in or disagreements with accountants on accounting and financial disclosure.
Item 9A(T). Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2008, was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Principal Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     The Corporation intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material non-financial information concerning the Corporation’s business. While the Corporation believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures.
(b) Management’s Report on Internal Control Over Financial Reporting: Management of Community Central Bank Corporation and its subsidiary (the “Corporation”) is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Corporation’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent liabilities in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the Corporation’s systems of internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Corporation maintained effective internal control over financial reporting based on those criteria.
     This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)
(c) Changes in Internal Control Over Financial Reporting: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Directors. The information presented under the caption “Election of Directors – Information about Directors and Nominees as Directors” in the Proxy Statement of the Corporation for its Annual Meeting of Stockholders to be held on May 19, 2009, (the “Proxy Statement”), a copy of which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.
     Executive Officers. Information concerning Executive Officers of the Corporation is presented under the caption “Executive Officers” in Part I of this Form 10-K and is incorporated herein by reference.
     Audit Committee Financial Expert. Information concerning the Corporation’s “audit committee financial expert” is presented under the caption “Board Meetings, Board Committees and Corporate Governance Matters – ‘Independent’ Directors” in the Proxy Statement and is incorporated herein by reference.
     Compliance with Section 16(a). Based solely on our review of copies of reports filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended or written representations from persons required filing such reports, we believe that all filings required to be made were timely made in accordance with the requirements of the Securities Exchange Act of 1934.
     Code of Ethics. We have adopted a written Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of the Corporation’s Code of Business Conduct and Ethics was filed with the SEC as Exhibit 14 to the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and is posted on the shareholder relations section of our web site at www.communitycentralbank.com.
Item 11. Executive Compensation.
     The information presented under the captions “Executive Compensation,” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information presented under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)
     The following table provides information as of December 31, 2008 with respect to shares of Corporation’s common stock that may be issued under our existing equity compensation plans and arrangements, which include the Corporation’s 1996 Employee Stock Option Plan, 1999 Stock Option Plan for Directors, 2000 Employee Stock Option Plan and 2002 Incentive Plan, as amended. Each of these plans has been approved by the Corporation’s stockholders and filed with the SEC. All amounts in the table have been adjusted to reflect the effects of stock dividends paid by the Corporation.

Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise	exercise price of	plans. (excluding
	of outstanding Option,	outstanding options,	securities reflected in
	warrants and rights.	warrants and rights.	column (a)).
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	303,475	$7.91	66,479
Equity compensation plans not approved by security holders	None	None	None
Total	303,475	$7.91	66,479
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information presented under the captions “Board Meetings, Board Committees and Corporate Governance Matters” and “Certain Transactions” in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
     The information presented under the caption “Selection and Relationship with Independent Auditor” in the Proxy Statement is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)	Financial Statements. The following financial statements and reports of Independent Registered Public Accounting Firm of Community Central Bank Corporation are filed as part of this report:

Reports of Independent Registered Public Accounting Firm dated March 30, 2009

Consolidated Balance Sheet – December 31, 2008 and 2007

Consolidated Statement of Income for each of the three years in the period ended December 31, 2008

Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 2008

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2008

Consolidated Statement of Cash Flow for each of the three years in the period ended December 31, 2008

Notes to Consolidated Financial Statements, the financial statements, the notes to financial statements, and the report of independent registered public accounting firm listed above are incorporated by reference in Item 8 of this report.

(a)(2)	Financial Statement Schedules

Not applicable.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)
(a)(3) See Exhibits below
(b) Exhibits
          The exhibits to this report on Form 10-K are listed below.
3.1	Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

3.2	Bylaws, as amended, of the Corporation are incorporated by reference to Exhibit 3 of the Corporation’s Current Report on Form 8-Kfiled on September 19, 2007 (SEC File No. 000-33373).

4.1	Specimen stock certificate of Community Central Bank Corporation is incorporated by reference to Exhibit 4.2 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

4.2	Certificate of Designation of Community Central Bank Corporation filed on December 30, 2008 with the State of Michigan designating the preferences, limitations, voting powers and relative rights of the Series A Preferred Stock, is incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on January 6, 2009. (SEC File No. 000-33373)

10.1	1996 Employee Stock Option Plan is incorporated by reference to Exhibit 10.1 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

10.2	2000 Employee Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (SEC File No. 000-33373).

10.3	2002 Incentive Plan is incorporated by reference to Exhibit 10.7 of the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (SEC File No. 000-33373).

10.4	Community Central Bank Supplemental Executive Retirement Plan, as amended, and Individual Participant Agreements are incorporated by reference to Exhibit 10.6 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-33373).

10.5	Community Central Bank Death Benefit Plan, as amended, is incorporated by reference to Exhibit 10.7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-33373).

10.6	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed on March 25, 2005. (SEC File No. 000-33373)

10.7	Form of Non-qualified Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed on January 17, 2006. (SEC File No. 000-33373)

10.8	Summary of Current Director Fee Arrangements is incorporated by reference to Exhibit 10.10 of the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004. (SEC File No. 000-33373)

11	Computation of Per Share Earnings

13	2008 Stockholder Report (Except for the portions of the 2008 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2008 Stockholder Report of the Corporation shall not be deemed filed as a part hereof.)

14	Code of Business Conduct and Ethics is incorporated by reference to Exhibit 14 of the Corporation’s Form 10-KSB for the year ended December 31, 2003 (SEC File No. 000-33373).

21	List of subsidiaries of the Corporation

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a) Certification (Chief Financial Officer)

32	Rule 1350 Certifications

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)
SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009:

COMMUNITY CENTRAL BANK CORPORATION

/S/ DAVID A. WIDLAK David A. Widlak; President and Chief Executive Officer (Duly authorized officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2009:

/S/ GEBRAN S. ANTON Gebran S. Anton; Director	/S/ JAMES T. MESTDAGH James T. Mestdagh; Director

/S/ SALVATORE COTTONE Salvatore Cottone; Director	/S/ DEAN S. PETITPREN Dean S. Petitpren; Chairman Director

/S/ CELESTINA GILES Celestina Giles; Director	/S/ JOHN W. STROH, III John W. Stroh, III; Director

/S/ JOSEPH F. JEANNETTE Joseph F. Jeannette; Director	/S/ DAVID A. WIDLAK David A. Widlak; President and Chief
Executive Officer and Director (principal executive officer)
/S/ RAY T. COLONIUS Ray T. Colonius, EVP & CFO (principal financial and accounting officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-K (continued)
EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

11	Computation of Per Share Earnings

13	2008 Stockholder Report. Except for the portions of the 2008 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2008 Stockholder Report of the Corporation shall not be deemed filed as a part hereof.

21	List of subsidiaries of the Corporation

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a) Certification (Chief Financial Officer)

32	Rule 1350 Certification