Form 10-Q
period 2009-03-31
COMMUNITY CENTRAL BANK CORP
filed 2009-05-15
CIK 1014133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Commission File No. 000-33373
COMMUNITY CENTRAL BANK CORPORATION
(Exact name of small business issuer as specified in its charter)

Michigan	38-3291744

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
100 North Main Street, PO Box 7, Mount Clemens, MI 48046-0007
(Address of principal executive offices and zip code)
(586) 783-4500
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2009
Common Stock	3,734,781 Shares

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
PART I
Item 1. Financial Statements
Consolidated Balance Sheet

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Assets

Cash and due from banks	$17,581	$9,162
Federal funds sold	2,145	7,000

Cash and Cash Equivalents	19,726	16,162

Trading securities at fair value option	1,737	17,463
Securities available for sale, at fair value	69,184	76,552
Securities held to maturity, at amortized cost	1,851	1,515
FHLB stock	5,877	5,877
Residential mortgage loans held for sale	10,873	3,302

Loans
Commercial real estate	291,284	284,811
Commercial and industrial	46,818	38,714
Residential real estate	54,016	54,409
Home equity lines of credit	22,262	21,230
Consumer loans	6,537	7,107
Credit card loans	666	846

Total Loans	421,583	407,117

Allowance for credit losses	(8,322)	(7,315)

Net Loans	413,261	399,802

Net property and equipment	9,248	9,361
Accrued interest receivable	2,289	2,479
Other real estate	3,379	2,913
Goodwill	638	638
Intangible assets, net of amortization	74	80
Cash surrender value of Bank Owned Life Insurance	11,047	10,975
Other assets	7,416	9,831

Total Assets	$556,600	$556,950

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Balance Sheet

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)

Liabilities

Deposits
Noninterest bearing demand deposits	$47,837	$34,169
NOW and money market accounts	36,021	38,154
Savings deposits	8,499	8,585
Time deposits	275,343	276,468

Total Deposits	367,700	357,376

Repurchase agreements	37,300	39,394
Federal Home Loan Bank advances ($5.0 million at fair value option at 12-31-2008)	102,700	108,200
Accrued interest payable	627	1,050
Other liabilities	2,739	3,779
Subordinated debentures at fair value option	12,022	12,757

Total Liabilities	523,088	522,556

Stockholders’ Equity
Preferred stock (7,000 shares authorized and 3,550 and 3,050 issued and outstanding at March 31, 2009 and December 31, 2008 respectively)	3,550	3,050
Common stock (No par value; 9,000,000 shares, authorized, and 3,734,781 and 3,734,781 issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	32,145	32,125
Retained earnings	(2,109)	(516)
Accumulated other comprehensive (loss) income	(74)	(265)

Total Stockholders’ Equity	33,512	34,394

Total Liabilities and Stockholders’ Equity	$556,600	$556,950

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)

Interest Income
Loans (including fees)	$6,260	$6,491
Taxable securities	938	826
Tax exempt securities	114	229
Federal funds sold	6	255

Total Interest Income	7,318	7,801

Interest Expense
NOW and money market accounts	84	294
Savings deposits	17	50
Time deposits	2,652	3,037
Repurchase agreements and fed funds purchased	317	230
Federal Home Loan Bank advances	1,138	1,226
Subordinated debentures	302	291

Total interest expense	4,510	5,128

Net Interest Income	2,808	2,673
Provision for Credit Losses	2,550	2,100

Net Interest Income after Provision for Credit Losses	258	573

Noninterest Income
Fiduciary income	83	108
Deposit service charges	95	132
Net realized security (loss) gain	128	61
Change in fair value of assets/liabilities carried at fair value under SFAS 159	232	2,139
Mortgage banking income	471	450
Other income	205	310

Total noninterest income	1,214	3,200

Noninterest Expense
Salaries, benefits and payroll taxes	1,932	1,832
Net occupancy expense	463	461
Other operating expense	1,479	1,264

Total noninterest expense	3,874	3,557

Income (loss) Before Taxes	(2,402)	216
Provision for Income Tax (Benefit) Expense	(858)	(24)

Net income (loss)	$(1,544)	$240

Dividends declared on preferred shares	50	—

Net income (loss) available on common shares	$(1,594)	$240

Per share data:
Basic earnings (loss)	$(0.43)	$0.06
Diluted earnings (loss)	$(0.43)	$0.06
Cash dividends	$—	$0.24

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Net Income (loss) as Reported	($1,544)	$240

Other Comprehensive Income, Net of Tax Change in unrealized net gain on securities available for sale	191	548

Comprehensive Income (loss)	($1,353)	$788

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating Activities

Net income (loss)	($1,544)	$240
Adjustments to reconcile net income to net cash flow from operating activities:
Net amortization of security premium	33	24
Net gain on available for sale securities	(128)	(61)
Net gain on instruments at fair value	(232)	(2,139)
Provision for credit losses	2,550	2,100
Depreciation expense	163	174
Deferred income tax benefit	(769)	(32)
ESOP compensation expense	—	13
SFAS 123R option expense	20	14
Decrease (increase) in accrued interest receivable	190	(63)
(Increase) decrease in other assets	3,454	(322)
(Decrease) increase in accrued interest payable	(423)	279
Increase (decrease) in other liabilities	(1,040)	550
Loans originated held for sale	—	—
(Increase) decrease in loans sold held for sale	(7,571)	964
Increase in other real estate	(606)	(1,524)

Net Cash (Used in) Provided By Operating Activities	(5,903)	217
Investing Activities
Sales, maturities, calls and prepayments of securities available for sale	30,931	33,869
Purchases of securities available for sale	(23,397)	(42,163)
Maturities, calls, sales and prepayments of trading securities	17,463	2,455
Transfer and purchase of trading securities	(1,737)	—
Maturities, calls, and prepayments of held to maturity securities	27	5
Purchases of held to maturity securities	(336)	(1,115)
Increase in loans	(16,615)	(3,022)
Purchases of property and equipment	(50)	(592)
Proceeds from sale of property and equipment	—	—

Net Cash Used in Investing Activities	6,286	(10,563)
Financing Activities
Net (decrease) increase in demand and savings deposits	11,449	5,085
Net (decrease) increase in time deposits	(1,125)	14,106
Net (decrease) increase in short term borrowings	(2,094)	(2,753)
FHLB advances	—	10,000
FHLB advance repayments	(5,500)	—
Payment of ESOP debt	—	(13)
Stock options exercised	—	—
Preferred Stock Issuance	500	—
Preferred Stock dividend paid	(49)	—
Cash dividends paid	—	(225)
Repurchase of stock	—	(7)

Net Cash Provided by Financing Activities	3,181	26,193

Increase (decrease) in Cash and Cash Equivalents	3,564	15,847
Cash and Cash Equivalents at the Beginning of the Period	16,162	9,183

Cash and Cash Equivalents at the End of the Period	$19,726	$25,030

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,933	$4,849
Federal Taxes Paid	—	—
Loans transferred to other real estate owned	$606	$1,890

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Community Central Bank Corporation
Notes to Consolidated Financial Statements
(unaudited)
1.	The financial statements of Community Central Bank Corporation (the “Corporation”) include the consolidation of its wholly-owned subsidiaries: Community Central Bank (the “Bank”) and Community Central Mortgage Company, LLC (the “Mortgage Company”).

The Corporation’s Consolidated Balance Sheets are presented as of March 31, 2009 and December 31, 2008, and Consolidated Statements of Income and Comprehensive Income for the three month periods ended March 31, 2009 and 2008, and Consolidated Statements of Cash Flow for the three months ended March 31, 2009 and 2008. These unaudited financial statements are for interim periods and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. The following describes the critical accounting policies employed in the preparation of financial statements.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered by management to be adequate to absorb losses inherent in existing loans and loan commitments. The adequacy of the allowance is based on evaluations that take into consideration such factors as prior loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific impaired or problem loans and commitments, current economic conditions that may affect the borrower’s ability to pay and other subjective factors. The determination of the allowance is also based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles and guidance issued from other regulatory bodies, such as the joint policy statement issued by the Federal Financial Institutions Examination Council.

3.	On February 13, 2007, Community Central Bank Corporation issued $18.0 million aggregate liquidation amount of cumulative trust preferred securities through Community Central Capital Trust II, a statutory trust formed by the Corporation for the purpose of issuing the securities (the “Trust II Securities”). The Trust II securities bear a fixed distribution rate of 6.71% per annum through March 6, 2017, and thereafter will bear a floating distribution rate equal to 90-day LIBOR plus 1.65%. The Trust II Securities are redeemable at the Corporation’s option, in whole or in part, at par beginning March 6, 2017, and if not sooner redeemed mature on March 6, 2037. The Trust II Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.

4.	In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to Statement No. 123, “Accounting for Stock-Based Compensation.” This standard requires the Corporation to measure the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair calculated value of the awards. The Corporation adopted the provisions of SFAS 123R as of January 1, 2006. The standard provides for a modified prospective application. Under this method, the Corporation began recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Corporation is recognizing the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair value previously calculated for disclosure purposes. Prior periods have not been restated.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The Corporation did not issue options during the first quarter of 2009 or 2008. The total amount of options outstanding at March 31, 2009 was 303,475 shares at a weighted average exercise price of $7.91 per share. During the first quarter of 2009, no options were exercised. During the first quarter of 2009, the Corporation recognized compensation expense for stock options awarded over the vesting period based on the fair value of the options granted. The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model. The expense recorded for the first quarter of 2009 and 2008 are disclosed for comparison below.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Stock-based employee compensation expense, net of related tax effects, included in reported net income	$20	$14
5.	In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). The statement permitted an entity to immediately elect the fair value option for existing eligible items. While not required to adopt the new standard until 2008, the Corporation elected to adopt it in the first quarter of 2007. The Corporation was also required to simultaneously adopt all the requirements under SFAS 157, Fair Value Measurements. As a result of the Corporation’s adoptions, certain financial instruments were valued at fair value using the fair value option.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Investment Securities:
In the first quarter of 2009, the Corporation elected to sell substantially all of the investment securities recorded under SFAS 159 and to unwind the hedging interest rate swap position with the counterparty which resulted in realizing a combined net loss of $178,000 in the first quarter of 2009, which represented substantially all of the unrealized net losses which had been recorded as noninterest income, under SFAS 159 through December 31, 2008. This was based on management’s determination that the combination of the securities and interest rate swap would no longer provide a benefit to the Corporation in the current historically low interest rate environment. The Corporation had held the securities and interest rate swap for an extended amount of time under SFAS 159.
Subordinated Debentures:
Management elected the fair value option for its subordinated debenture. Management considers the subordinated debentures a critical component for future growth and wished to utilize interest rate swaps at that point in time to hedge the risk of this longer term liability. Management elected SFAS 159 accounting treatment for interest rate swaps because it was less complex than alternative methods and therefore suitable for a community bank with limited resources. Management has elected the fair value option on the subordinated debenture which was issued on February 13, 2007 for $18.6 million. Additionally, an interest rate swap for a like kind notional value was secured, in part, to reduce any volatility associated with the recognition of the fair value option under SFAS 159. Under the interest rate swap the Corporation has agreed to receive a fixed rate of 6.71% and pay Libor plus 170 basis points. The debenture carries an interest rate fixed for 10 years at 6.71%, and was originally based on a ten year treasury interest rate swap of 5.06%, plus 165 basis points and was prior to the settlement of the interest rate swap hedging market fluctuations. In the first quarter of 2009, the Corporation elected to unwind the interest rate swap position with the counterparty which resulted in realizing $3.3 million, which represented substantially all of the unrealized gains which had been recorded as noninterest income, under SFAS 159 through December 31, 2008. This was based on management’s determination that the interest rate swap would no longer provide a benefit to the Corporation.
Management has the intent to utilize the fair value option on selected financial assets and liabilities on a go forward basis.
The valuations of the instruments measured under SFAS 157, “Fair Value Measurement,” for 2007 were measured under a market approach using matrix pricing investment for investment securities and the income approach using observable data for the liabilities reported under SFAS 159, “Fair Value Option.” The inputs were observable for the asset and liability yields on commonly quoted intervals based on similar assets and liabilities for level 2 instruments. Community Central Bank Corporation does not have a credit rating through any major credit research credit rating facilities. The Trust Preferred Market from which a basis for pricing on the subordinated debenture is arrived at is reflective of changes in the commercial banking environment. The pricing of the subordinated debenture is considered by management to be reflective of the current assessments as to the market for fixed rate trust preferred and subordinated debentures of similar duration. During several quarterly periods, the Trust Preferred Market reflected only a small base of participants in the market place. The disarray in the credit markets contributed to the lack of market transactions in this financial instrument. A determination was made, based upon the significance of unobservable parameters as of March 31, 2009 to the overall fair value measurement, to continue to report the subordinated debentures under level 3 significant unobservable inputs. In addition to the unobservable components, or level 3 components, observable components that can be validated to external sources are part of the validation methodology. The net change in fair value associated with all instruments recorded under SFAS 159 totaled $232,000 for the first quarter of 2009, versus $2.1 million for the first quarter of 2008. The decrease was primarily related to smaller gains recorded in fair market value of assets and liabilities as measured under Statement of Financial Accounting Standards (SFAS 159) recorded in the first quarter of 2009 compared to the first quarter of 2008. The increases recorded during both quarterly periods have been largely attributable to the fair value of the subordinated debenture connected with the issuance of trust preferred securities. The dramatic widening of market credit spreads for trust preferred securities experienced in the fourth quarter of 2007 increased the relative fair value of this financial liability dramatically. Changes in credit spreads are not easily predictable and may cause adverse changes in the fair value of this instrument and a possible loss of income in the future.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The table below contains the fair value measurement at March 31, 2009 using the identified valuations. Additionally, the changes in fair value for the three months ended March 31, 2009 for items measured at fair value pursuant to election of the fair value option.

				Changes in fair value for
				three months ended March
				31, 2009 measured at fair
	Fair Value Measurement at			value pursuant to election
	March 31, 2009			of the fair value options
		Significant Other	Significant	Other Gains
	Fair Value	Observable	Unobservable	or Losses in
	Measurements	Inputs	Inputs	noninterest income
Description	3/31/2009	(Level 2)	(Level 3)	pretax income
	(In thousands)

Securities available for sale	$69,184	$69,184	$—	$—
Trading Securities (a)	1,737	1,737	—	(103)
Interest rate swap hedging securities (a)	—	—	—	(75)
Subordinated Debentures	12,022	—	12,022	735
Interest rate swap hedging subordinated (b)				(325)
debentures	—	—	—	—

				$232

(a)	In the first quarter of 2009, the Corporation elected to sell substantially all of the investment securities recorded under SFAS 159 and to unwind the interest rate swap position with the counterparty.

(b)	In the first quarter of 2009, the Corporation elected to unwind the interest rate swap position with the counterparty.
Interest income and interest expense of the respective financial instruments have been recorded in the consolidated statement of income based on the category of financial instrument.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Changes in level 3 recurring fair value measurements
The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2009 (including the change in fair value), for financial instruments classified by the Corporation within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Corporation attempts to risk manage the observable components of level 3 financial instruments using derivative positions that are classified within level 2 of the valuation hierarchy; as these level 2 risk management instruments are not included below, the gains or losses in the tables do not reflect the effect of the Corporation’s risk management activities related to such level 3 instruments.

Changes in
unrealized gains
and (losses) related
		Total realized /	Purchases	Transfers		to financial
For the quarter ended	Fair Value	unrealized	issuances	in and / or	Fair Value	instruments held at
March 31, 2009	January 1, 2009	gains / losses	settlements, net	out of Level 3	March 31, 2009	March 31, 2009
(In thousands)
Subordinated Debentures	$12,757	$735	$—	$—	$12,022	$735

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired Loans
The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using primarily collateral value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. The fair value of the collateral is based on an observable market price, current appraised value and management’s estimates of collateral and other market conditions. Due to the lack of market transactions, volatility in pricing and other factors, some of which may be unobservable, the Corporation recorded the impaired loans as nonrecurring Level 3.
Other Real Estate Owned
Other real estate owned assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, other real estate owned assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The fair value of the collateral is based on an observable market price, a current appraised value, or management’s estimates. Due to the lack of transactions, volatility in pricing and other factors, some of which may be unobservable, the Corporation recorded other real estate owned as nonrecurring Level 3.
The following table presents assets measured at fair value on a nonrecurring basis at March 31, 2009.

		Quoted Prices in
		Active Markets for	Significant Other	Significant	Total Losses for the
	Balance at	Identical Assets	Observable Inputs	Unobservable Inputs	three months ended
Assets	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
	(In thousands)

Impaired loans accounted for under FAS 114	$24,266	$—	$—	$24,266	$1,756
Other real estate owned	$3,379	$—	$—	$3,379	$253

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Item 2. Management’s Discussion and Analysis or Plan of Operation
The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at March 31, 2009 and December 31, 2008 and the results of operations for the three months ended March 31, 2009 and 2008. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report.
SAFE HARBOR REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.
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
EXECUTIVE SUMMARY
Community Central Bank Corporation is the holding company for Community Central Bank (the “Bank”) in Mount Clemens, Michigan. The Bank opened for business in October 1996 and serves businesses and consumers across Macomb, Oakland, St. Clair and Wayne counties with a full range of lending, deposit, trust, wealth management and Internet banking services. The Bank operates four full service facilities in Mount Clemens, Rochester Hills, Grosse Pointe Farms and Grosse Pointe Woods, Michigan. Community Central Mortgage Company, LLC, a subsidiary of the Bank, operates locations servicing the Detroit metropolitan area and central and northwest Indiana. River Place Trust and Community Central Wealth Management are divisions of Community Central Bank. Community Central Insurance Agency, LLC is a wholly owned subsidiary of Community Central Bank. The Corporation’s common shares trade on The NASDAQ Global Market under the symbol “CCBD.”
Our results of operations depend largely on net interest income. Net interest income is the difference in interest income the Corporation earns on interest-earning assets, which comprise primarily commercial and residential real estate loans and, to a lesser extent, commercial business and consumer loans, and the interest the Corporation pays on our interest-bearing liabilities, which are primarily deposits and borrowings. Management strives to match the repricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The results of our operations may also be affected by local and general economic conditions. The largest geographic segment of our customer base is in Macomb County, Michigan. The economic base of the County continues to diversify from the automotive service sector although the impact of the restructuring of the American automobile companies has a direct impact on southeastern Michigan. A slowdown in the local and statewide economy has produced increased financial strain on segments of the Bank’s customer base. The Bank has experienced increased delinquency levels and losses in its loan portfolio, primarily with residential developer loans, residential real estate loans, and home equity and consumer loans. Further downturns in the local economy may affect the demand for commercial loans and related small to medium business related products. This could have a significant impact on how the Corporation deploys earning assets. The competitive environment among other financial institutions and financial service providers and the Bank in the Macomb, Oakland, Wayne and St. Clair counties of Michigan may affect the pricing levels of various deposit products. The impact of competitive rates on deposit products may increase the relative cost of funds for the Corporation and thus negatively impact net interest income.
We recorded a $2.5 million provision for loan losses in the first quarter of 2009, based upon management’s review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. A significant portion of this provision related to collateral impairment, the result of declining property values reflecting Michigan’s economic conditions. In addition, net charge-offs for the first quarter of 2009 totaled $1.5 million, or 1.50% of total average loans on an annualized basis. Total nonaccruing loans and loans past due 90 days or more and still accruing interest totaled $30.4 million, or 7.21%, of total loans at March 31, 2009 compared to $17.6 million, or 4.32%, at December 31, 2008. The allowance for loan losses at March 31, 2009 was $8.3 million, or 1.97%, versus $7.3 million, or 1.80%, at December 31, 2008. In addition to the nonaccrual loans stated above, as of March 31, 2009, restructured loans within the meaning of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” increased to $15.4 million from $8.2 million at December 31, 2008.
The Corporation continues to see competitive deposit rates offered from local financial institutions within the geographic proximity of the Bank which could have the effect of increasing the costs of funds to a level higher than management projects. The Corporation continues to utilize wholesale forms of funding earning assets through the FHLB and brokered certificates of deposit to balance both interest rate risk and the overall cost of funds. Brokered and internet certificates of deposit are based on a nationwide interest rate structure, typically at what is considered to be a premium interest rate. The local competition for certificates of deposit products has intensified and the Bank has found this type of wholesale funding to often effectively compete with the rates offered for similar term retail certificates of deposit products of local community and regional banks. The downturn in the economy continues to affect parts of our loan portfolio requiring higher provisions for loan losses. Management continues to emphasize segments of operations that are capital efficient, such as Mortgage Banking operations, Trust, Retirement and Wealth Management services, and branch deposit operations. Although the nonperforming loan level continues to pressure earnings, we continue to proactively deal with loan issues. Our total builder/developer loan portfolio has been reduced to $13.0 million, or 3.1% of the total loan portfolio. In December 2008 and the first quarter of 2009, the Corporation completed an issuance of $3.6 million in new capital through a private preferred offering.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Assets
At March 31, 2009, the Corporation’s total assets totaled $556.6 million, a decrease of $350,000 or 0.1% from December 31, 2008. The largest segment of asset growth for the three months ended March 31, 2009, occurred in the loan portfolio which increased $14.5 million. The increase in the loan portfolio was offset by declines in the investment portfolio.
Loan growth for the quarter was comprised of commercial and commercial real estate loans, which increased $14.5 million. At March 31, 2009, commercial and commercial real estate loans comprised 80.2% of the total loan portfolio, which is consistent with our current and historical commercial loan focus. The growth in the loan portfolio for the first quarter of 2009 was due, in part, to the dislocation of credit worthy businesses from regional banks in our market area as these banks continued to tighten their available credit. Our residential real estate and home equity lines of credit (“HELOC”) portfolios remained relatively unchanged for the quarter ended March 31, 2009, while our consumer and credit card portfolios declined for the first three months as the Corporation avoided this segment of lending. At March 31, 2009, $39.4 million or 73.0% of the total residential portfolio held in portfolio was comprised of adjustable rate mortgages. Residential mortgage loans which the Corporation holds in portfolio comprise primarily banking relationships. The HELOC portfolio totaled $22.2 million at March 31, 2009, an increase of $1.0 million or 4.9% from December 31, 2008. The majority of the increase in the HELOC portfolio related to a small group of new HELOC loans made to high net worth customers. As with our residential mortgage loans, the Corporation has not sought to grow this segment of the portfolio given the declining real estate environment in southeastern Michigan New underwriting guidelines for those HELOC loans carried in the portfolio of the Bank limit loan to values, including prior liens to 85% of appraised value of the real estate and was enacted during the first quarter of 2008. This represents a decrease from the prior loan to value levels of 95%. Our consumer loan portfolio, comprised primarily of boat loans, totaled $6.5 million at March 31, 2009, a decrease of $570,000 from December 31, 2008. The Corporation is continuing to seek to decrease its exposure in the retail based loans as it has experienced an increase delinquencies and repossessions. The credit card portfolio totaled $666,000 at March 31, 2009, a decrease of $180,000 from December 31, 2008. The Corporation continues to book credit card loans as a customer accommodation but is not actively marketing this product.
Additionally, the Corporation had approximately $163.3 million in outstanding loans at March 31, 2009, to borrowers in the real estate rental and properties management industries. Approximately 71% of all commercial real estate loans are owner occupied.
The major components of the loan portfolio are as follows:

	March 31,	Percentage	December 31,	Percentage	Net	Net
	2009	of total loans	2008	of total loans	Change	Change %
			(In thousands, except percentages)
Loans held for sale:
Residential real estate	$10,873		$3,302		$7,571	229.29%

Loans held in the portfolio:
Commercial real estate	$291,284	69.1%	$284,811	70.0%	$6,473	2.27%
Commercial and industrial	46,818	11.1%	38,714	9.5%	$8,104	20.93%
Residential real estate	54,016	12.8%	54,409	13.4%	$(393)	(0.72%)
Home equity lines	22,262	5.3%	21,230	5.2%	$1,032	4.86%
Consumer loans	6,537	1.6%	7,107	1.7%	$(570)	(8.02%)
Credit cards	666	0.1%	846	0.2%	$(180)	(21.28%)

Total loans	$421,583	100.0%	$407,117	100.0%	$14,466	3.6%

Securities available for sale totaled $69.2 million at March 31, 2009, a decrease of $7.4 million for the first three months of 2009. The largest changes in the portfolio occurred in the U.S. Agency notes which decreased $12.0 million to zero at March 31, 2009, as a result of calls and sales. Mortgage-backed securities increased $9.5 million to $36.2 million at March 31, 2009, as a result of purchases of Government National Mortgage Association (“GNMA”) securities which carry the full faith and credit of the United States Government.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Collateralized mortgage obligations (“CMO”) totaled $24.0 million at March 31, 2009, a decrease of $1.7 million from December 31, 2008. This decrease resulted from paydowns received on these securities. Municipal securities in portfolio totaled $8.6 million at March 31, 2009, a decrease of $2.9 million from December 31, 2008. The portfolio of municipal bonds was reduced for federal income tax considerations through sales, maturities and calls.
At March 31, 2009, our available for sale securities portfolio had unrealized losses of $121,000 or 17 basis points of the total portfolio. The Corporation continues to invest in U.S. Government Agency securities, primarily mortgage-backed instruments issued by GNMA, to limit credit risk. The total net realized gain from the sale of available for sale securities totaled $128,000 for the first quarter of 2009 and was the result of portfolio restructuring activity.
The Corporation has less than one percent of the total investment portfolio in non-agency investments.
The securities portfolio designated as trading totaled $1.7 million as of March 31, 2009. In the first quarter of 2009, the Corporation elected to sell substantially all of the investment securities recorded under SFAS 159 and to unwind the interest rate swap position with the counterparty. These actions resulted in the Corporation realizing a combined net loss of $178,000, which represented substantially all of the unrealized net losses which had been recorded as noninterest income under SFAS 159 through December 31, 2008. This was based on management’s determination that the combination of the securities and interest rate swap no longer provided a benefit to the Corporation in the current historically low interest rate environment. The Corporation had held the securities and interest rate swap for an extended amount of time under SFAS 159.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table is a summary of our nonperforming loans, restructured loans within the meaning of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” other real estate owned and repossessed property.

	March 31,	December 31,
	2009	2008
	(In thousands)
Nonaccrual loans:
Commercial real estate	$24,388	$12,579
Commercial and industrial	91	96
Residential real estate	4,661	3,578
Home equity lines	757	760
Consumer loans	469	571
Credit cards	—	—

Total	30,366	17,584

Accruing loans delinquent more than 90 days:
Commercial real estate	$—	$—
Commercial and industrial	—	—
Residential real estate	—	—
Home equity lines	—	—
Consumer loans	—	—
Credit cards	35	44

Total	35	44

Total nonperforming loans	$30,401	$17,628

Troubled debt restructured loans:
Commercial real estate	$14,447	$6,078
Commercial and industrial	667	1,589
Residential reat estate	329	495

Total	15,443	8,162

Other real estate owned:
Commercial real estate	2,920	2,493
Residential real estate	391	420

Total	3,311	2,913

Other repossessed boats	1,136	976

Total nonperforming loans to total loans	7.21%	4.33%
Allowance for loan losses to nonperforming loans	27.37%	41.00%
Nonperforming loans, consisting of nonaccruing loans and loans past due 90 days or more and still accruing interest totaled $30.4 million, or 7.21% of total loans, at March 31, 2009 compared to $17.6 million, or 4.32% of total loans, at December 31, 2008. In addition to the nonperforming loans stated above, as of March 31, 2009, restructured loans, within the meaning of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” increased to $15.4 million from $8.2 million at December 31, 2008. Of those loans reported as troubled debt restructured loans, $9.2 million or 60% were contractually current. Troubled Debt Restructured loans which were past due 30 to 89 days totaled $6.2 million. The majority of the increase in nonperforming loans for the first quarter of 2009 related to commercial real estate loans which included an industrial building and an apartment complex.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table shows an analysis of the allowance for loan losses:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2009	2008
	(In thousands)

Balance at beginning of the period	$7,315	$6,403
Charge-offs:
Commercial real estate	993	6,895
Commercial and industrial	481	270
Residential real estate	26	426
Home equity lines	—	577
Consumer loans	68	669
Credit cards	11	33

Total charge-offs	1,579	8,870

Recoveries:
Commercial real estate	17	52
Commercial and industrial	3	218
Residential real estate	—	—
Home equity lines	—	1
Consumer loans	16	7
Credit cards	—	2

Total recoveries	36	280

Net charge-offs (recoveries)	1,543	8,590

Provision charged to earnings	2,550	9,502

Balance at the end of the period	$8,322	$7,315

As a percentage of total portfolio loans	1.97%	1.80%
Ratio of net charge-offs during the period to average loans during the period	1.50%	2.17%
The allowance for loan losses as a percentage of total loans increased to 1.97% at March 31, 2009, compared to 1.80% at December 31, 2008. The Corporation performs a detailed quarterly review of the allowance for loan losses. The Corporation evaluates those loans classified as substandard, under its internal risk rating system, on an individual basis for impairment under SFAS 114. The level and allocation of the allowance is determined primarily on management’s evaluation of collateral value, less the cost of disposal, for loans reviewed in this category. The remainder of the total loan portfolio is segmented into homogeneous loan pools with similar risk characteristics for evaluation under SFAS 5. The primary risk element considered by management regarding each consumer and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor’s rights in order to preserve the Bank’s position. The primary risk elements concerning commercial and industrial loans and commercial real estate loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews existence of collateral and its value.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
In the Annual Report of Form 10-K for the year ended December 31, 2008, the Corporation disclosed a potential loan loss related to one borrower relationship totaling $2.8 million. This loan relationship was largely unsecured and had potential for loss up to the unsecured portion of $2.4 million. This relationship has since been restructured with additional cash escrows. The majority of this loan remains unsecured as before. The specific allowance assigned to this credit under SFAS 114 was $600,000 at March 31, 2009.
Liabilities
Total deposits of $367.7 million at March 31, 2009, increased $10.3 million, or 2.9%, for the first quarter of 2009. Increases in deposits for the quarter were entirely related to organic growth, as brokered time deposits decreased $10.6 million during the quarter. Noninterest bearing demand accounts totaled $47.8 million at March 31, 2009, an increase of $13.7 million during the quarter, due to the expanded branch base and selected lending activities whereby the Bank required significantly higher levels of deposits in the new relationship. At March 31, 2009, NOW, money market and savings accounts remained relatively unchanged from December 31, 2008. Time deposits below $100,000 increased $4.4 million as a result of the new branch location in Grosse Pointe Woods and our continued emphasis on deposit growth through targeted calling programs and increased community involvement. The Corporation continues to see competitive deposit rates offered by local financial institutions within the geographic proximity of the Bank, which has had the affect of increasing the cost of funds. The Corporation continues to focus on the growth in transactional based deposit accounts which have a much lower interest rate than time deposit products and wholesale forms of funding. The Corporation continues to utilize wholesale forms of funding earning assets through the Federal Home Loan Bank and brokered CDs, but expects to utilize this form of funding to a lesser extent moving forward as it focuses on organic deposit growth.
The major components of deposits are as follows:

		Percentage		Percentage
	March 31,	of total	December 31,	of total	Net	Net
	2009	deposits	2008	deposits	Change	Change %
	(In thousands, except percentages)

Noninterest bearing demand	$47,837	13.0%	$34,169	9.6%	$13,668	40.00%
NOW accounts	11,979	3.3%	13,670	3.8%	(1,691)	(12.37%)
Money market accounts	24,042	6.5%	24,484	6.9%	(442)	(1.81%)
Savings deposits	8,499	2.3%	8,585	2.4%	(86)	(1.00%)
Time deposits under $100,000	48,077	13.1%	43,685	12.2%	4,392	10.05%
Time deposits $100,000 and over	227,266	61.8%	232,783	65.1%	(5,517)	(2.37%)

Total deposits	$367,700	100.0%	$357,376	100.0%	$10,324	2.9%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Short term borrowings at March 31, 2009, consisted of short term FHLB advances of $37.0 million and securities sold with an agreement to repurchase them the following day of $18.3 million. Following are details of our short term borrowings for the dates indicated:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)

Amount outstanding at end of period
Short-term repurchase agreements	$18,300	$20,394
Short-term FHLB advances	$37,000	$25,500

Weighted average interest rate on ending balance
Short-term Repurchase agreements	1.76%	1.62%
Short-term FHLB advances	3.89%	3.50%

Maximum amount outstanding at any month end during the year
Short-term Repurchase agreements	$18,300	$20,394
Short-term FHLB advances	$37,000	$25,500

Average amount outstanding during the year
Short-term Repurchase agreements	$18,589	$13,589
Short-term FHLB advances	$31,250	$17,484

Weighted average interest rate
Short-term Repurchase agreements	1.73%	1.97%
Short-term FHLB advances	3.89%	4.05%
During the first quarter of 2007, the Corporation borrowed $19 million in a wholesale structured repurchase agreement. The interest rate on this borrowing is tied to the three month Libor rate less 250 basis points and adjusts quarterly until March 3, 2008, when the borrowing changes to a fixed interest rate of 4.95% until March 2, 2017. The repurchase agreement became callable quarterly after March 2, 2008.
In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to attempt to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. The advances are collateralized by residential and commercial mortgage loans under a specific collateral agreement totaling approximately $217.0 million and $230.6 million at March 31, 2009 and 2008, respectively. Long-term advances comprised advances with maturities from May 2010 to June 2016 with an average duration of approximately 3.8 years.
FHLB advances outstanding at March 31, 2009 were as follows:

	Fair Value	Average rate
	at end of period	at end of period
	(In thousands, except percentages)

Short-term FHLB advances	$37,000	3.89%
Long-term FHLB advances	$65,700	4.70%

	$102,700	4.41%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Liquidity and Capital Resources
The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests providing for liability outflows and managing interest rate margins require continuous analysis to attempt to match the maturities and repricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided a $150.0 million secured line of credit with the FHLB and unpledged securities. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of March 31, 2009, unused commitments comprised $88.1 million. The Bank has $187.9 million in time deposits coming due within the next twelve months from March 31, 2009, which includes brokered, internet and municipal time deposits. At March 31, 2008, the Bank had $156.8 million in brokered certificates of deposit, of which $102.5 million is due within one year or less. Additionally, at March 31, 2008, municipal time deposits and internet time deposits were $6.0 million and $85,000, respectively. Municipal time deposits typically have maturities less than three months. All of the $85,000 of internet certificates of deposit mature in one year or less.
Following are selected capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

	March 31,		December 31,		Minimum Ratio	Ratio
	2009		2008		for Capital	to be
	Capital	Ratio	Capital	Ratio	Adequacy Purposes	“Well Capitalized”
	(In thousands, except percentages)

Tier I capital to risk-weighted assets
Consolidated	$43,616	10.20%	$45,054	10.41%	4%	NA
Bank only	42,088	9.82%	39,928	9.28%	4%	6%

Total capital to risk-weighted assets
Consolidated	$56,095	13.11%	$57,199	13.22%	8%	NA
Bank only	47,484	11.07%	45,338	10.54%	8%	10%

Tier I capital to average assets
Consolidated	$43,616	7.79%	$45,054	8.21%	4%	NA
Bank only	42,088	7.55%	39,928	7.30%	4%	5%
Management believes that the current capital position, as well as net income from operations, loan repayments and other sources of funds, will be adequate to meet our short and long term liquidity needs.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table shows the changes in stockholders’ equity for the three months ended March 31, 2008:

				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive	Total
	Stock	Stock	Earnings	Income/(Loss)	Equity

Beginning balance, January 1, 2009	$3,050	$32,125	$(516)	$(265)	$34,394

Issuance of preferred stock	500	—	—	—	500
Cash dividend on preferrred shares	—	—	(49)	—	(49)
SFAS 123R expensing of options	—	20	—	—	20
Net income (loss)	—	—	(1,544)	—	(1,544)
Change in unrealized gain/loss	—	—	—	191	191

Ending balance, March 31, 2009	$3,550	$32,145	$(2,109)	$(74)	$33,512

Total stockholders’ equity of $33.5 million at March 31, 2009, decreased $882,000 from December 31, 2008 primarily as a result of the first quarter loss of $1.5 million, partially offset by a $500,000 increase from the sale of preferred stock and a $191,000 increase in other comprehensive income. Additional items reducing stockholders’ equity included the first dividend payment on the preferred stock and the effect of SFAS 123R expensing of stock options.
In December 2008 and the first quarter of 2009, the Corporation raised a total of approximately $3.6 million in new capital through a private offering of its newly authorized series of preferred stock, designated as Series A Noncumulative Convertible Perpetual Preferred Stock (“Series A Preferred Stock”). The Corporation sold 3,550 shares of Series A Preferred Stock to the investors at a purchase price of $1,000 per share for an aggregate offering price of $3,550,000. The Series A Preferred Stock can be converted into common stock of the Corporation at any time by the holders, or by the Corporation in certain circumstances, at an initial conversion price of $10.00 per share of common stock, subject to adjustment and certain limitations. Dividends on the Series A Preferred Stock are payable quarterly in arrears, if declared by the Corporation’s Board of Directors, at a rate of 12.00% per year on the liquidation preference of $1,000 per share. Dividends on the Series A Preferred Stock are noncumulative.
Net Interest Income
Net interest income before the provision for loan losses for the first quarter of 2009 was $2.8 million, compared to $2.7 million for the first quarter of 2008. Net interest margin increased slightly from 2.18% in the first quarter of 2008 to 2.21% in the first quarter of 2009. Significantly affecting net interest income and net interest margin in the first quarter of 2009 was the reversal and non-recognition of interest income on nonaccrual loans which totaled approximately 51 basis points of total net interest margin.

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

	Three Months Ended
	March 31, 2009 vs. 2008
		Increase (Decrease)
		Due to Changes In
		Volume
	Total	and Both	Rate
	(In thousands)

Earning Assets — Interest Income:
Loans	$(231)	$376	$(607)
Securities, including trading	(3)	43	(46)
Federal funds sold	(249)	(24)	(225)

Total	(483)	395	(878)

Deposits and Borrowed Funds — Interest Expense:
NOW and money market accounts	(210)	(39)	(171)
Savings deposits	(33)	(3)	(30)
Time deposits	(385)	179	(564)
FHLB advances and repurchase agreements	(1)	49	(50)
Subordinated debentures	11	4	7

Total	(618)	190	(808)

Net Interest Income	$135	$205	$(70)

The average yield earned on interest earning assets for the first quarter of 2009 was 5.67% compared to 6.09% for the first quarter of 2008. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment, for 2009 was 6.01% compared to 6.64% during the first quarter of 2008. The overall decrease in the loan portfolio yield was attributable to a substantial and historical drop in market interest rates both short and long-term. The commercial, commercial real estate and home equity line loans that repriced with prime interest rate changes totaled approximately $125 million at March 31, 2009.
The average rate paid on interest bearing liabilities for the first quarter of 2009 was 3.82% compared to 4.34% in the first quarter of 2008. The decrease in average rate was due to the overall decline in the rate paid on interest bearing liabilities, primarily as a result of the historic decrease in market interest rates short and long-term. The decrease in the average rate for NOW and money market accounts for the first quarter of 2009 was primarily attributable to the drop in short term interest rates, with the average rate moving to 0.90% during the first quarter of 2009 from 2.18% in the first quarter of 2008. The average rate paid on savings also decreased, moving to 0.72% for the first quarter of 2009 from 1.82% in the first quarter of 2008. The rate paid on the total time deposit portfolio decreased to 3.91% for the first quarter of 2009, from 4.81% for the same time period in 2008 also due to the decrease in short term interest rates, although the highly competitive interest rates paid amongst local financial institutions has had an effect of keeping these rates higher than would have typically been expected. The rate paid on FHLB advances and repurchase agreements decreased only slightly to 4.09% in the first quarter of 2009 from 4.24% in the first quarter of 2008 and had the least rate movement of interest bearing liabilities as many of FHLB advance instruments have relatively long maturities. The average rate paid on the subordinated debenture increased in the first quarter of 2009 to 6.71% from 6.55%. The yield the subordinated debenture is calculated based on the original face of the obligation versus the fair value of the instrument recorded under SFAS 159. The slight change in yield between the respective quarterly periods was due to the unwinding of an associated interest rate swap as detailed in note 5 of the Notes to Consolidated Financial Statement included in this report .

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Average Balance Sheet
The following tables show the Corporation’s consolidated average balances of assets, liabilities, and stockholders’ equity, the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin for the three month periods ended March 31, 2009 and 2008. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees.

	Three Months Ended March 31,
	2009			2008
			Average			Average
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(In thousands)

Assets
Loans	$422,274	6,260	6.01%	$391,978	$6,491	6.64%
Securities	93,430	1,052	4.50%	89,516	1,055	4.71%
Federal funds sold	7,023	6	0.35%	31,862	255	3.21%
Total Earning Assets / Total Interest Income / Average Yield	522,727	7,318	5.67%	513,356	7,801	6.09%

Cash and due from banks	11,845			8,338

All other assets	25,803			23,908

Total Assets	$560,375			$545,602

Liabilities & Stockholders’ Equity NOW and money market accounts	$37,977	84	0.90%	$54,121	294	2.18%
Savings deposits	9,544	17	0.72%	11,022	50	1.82%
Time deposits	275,309	2,652	3.91%	253,067	3,037	4.81%
FHLB advances and repurchase agreements	144,150	1,455	4.09%	137,844	1,456	4.24%
ESOP Loan	—	—	—	32	0	6.00%
Subordinated debentures	12,317	302	6.71%	17,819	291	6.55%

Total Interest Bearing Liabilities/ Total Interest Expense / Average Interest Rate Spread	479,297	4,510	3.82%	473,905	5,128	4.34%

Noninterest bearing deposits	42,641			34,151
All other liabilities	3,454			3,843
Stockholders’ equity	34,983			33,703

Total Liabilities & Equity	$560,375			$545,602

Net Interest Income		$2,808			$2,673

Net interest rate spread			1.85%			1.75%

Net Interest Margin (Net Interest Income / Total Earning Assets)			2.17%			2.09%

Net Interest Margin (fully taxable equivalent)			2.21%			2.18%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Provision for Loan Losses
We recorded a $2.5 million provision for loan losses in the first quarter of 2009, based upon management’s review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. In addition, net charge-offs for the first quarter of 2009 totaled $1.5 million, or 1.50% of total average loans on an annualized basis. Total nonaccruing loans and loans past due 90 days or more and still accruing interest totaled $30.4 million, or 7.21% of total loans at March 31, 2009 compared to $17.6 million, or 4.32% at December 31, 2008. The allowance for loan losses at March 31, 2009 was $8.3 million, or 1.97%, versus $7.3 million, or 1.80% at December 31, 2008.
Noninterest Income
Noninterest income was $1.2 million for the first quarter of 2009, decreasing $1.9 million, or 62.1%, from the first quarter of 2008. The decrease was primarily related to smaller gains recorded in fair market value of assets and liabilities as measured under Statement of Financial Accounting Standards (SFAS 159) recorded in the first quarter of 2009 compared to the first quarter of 2008. The increases recorded during both quarterly periods have been largely attributable to the fair value of the subordinated debenture connected with the issuance of trust preferred securities. The net change in fair value associated with all instruments recorded under SFAS 159 totaled $232,000 for the first quarter of 2009, versus $2.1 million for the first quarter of 2008. The dramatic widening of market credit spreads for trust preferred securities experienced in the fourth quarter of 2007 increased the relative fair value of this financial liability dramatically. Changes in credit spreads are not easily predictable and may cause adverse changes in the fair value of this instrument and a possible loss of income in the future. Fiduciary income was $83,000 for the first quarter of 2009, decreasing $25,000 or 23.1% from the first quarter of 2008 as a result of market declines in assessable assets held under management. Deposit service charge income of $95,000 decreased $37,000, or 28.0%, from the first quarter of 2008 from lower overdraft activity. Mortgage banking income comprised primarily of gains on the sale of residential mortgages was $471,000 for the first quarter of 2009. The increase of $21,000, or 4.7%, from the first quarter of 2008 was reflective of growth in the secondary sales of government FHA and FNMA mortgages. Net realized gains from the sale of securities was $128,000 for the first quarter of 2009 and was attributable to restructuring activities in the available for sale security portfolio.
Noninterest Expense
Noninterest expense was $3.8 million for the first quarter of 2009, increasing $317,000 or 8.9% from the first quarter of 2008. The majority of the increase in total noninterest expense was recorded in other operating expense and was attributable to an increase of $275,000 in write downs on other real estate owned and other repossessed collateral over the respective quarterly periods. Included in other operating expense was FDIC deposit insurance expense which was $170,000 for the first quarter of 2009 compared to $90,000 for the same period in 2008. Salaries, benefits and payroll taxes totaled $1.9 million for the first quarter of 2009, compared to $1.8 million for the first quarter of 2008, an increase of $100,000 or 5.5%. This increase was due to a new mortgage origination branch and expanded activity and related commissions in the Bank’s mortgage banking subsidiary.
Provision for Income Taxes
We had a federal income tax benefit of $858,000 for the first quarter of 2009 compared to a federal income tax benefit of $24,000 in the first quarter of 2008. The change was primarily attributable to the larger pretax loss recorded in the first quarter of 2009 compared to the first quarter of 2008. Also affecting tax income are differences arising from tax exempt income due to investments in bank qualified tax-exempt securities and the Bank’s ownership in bank owned life insurance (BOLI). The increase in cash surrender value of BOLI is exempt from federal income tax. The Corporation has greatly reduced the level of bank qualified tax-exempt bonds during the past twelve month period.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Asset/Liability Management
The Asset Liability Management Committee (“ALCO”), which meets at least quarterly, is responsible for reviewing interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table presents an analysis of our interest-sensitivity static gap position at March 31, 2009. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At March 31, 2009, we are considered asset sensitive in the time interval of the first three months. We are also considered to be slightly liability sensitive at the one year accumulated gap position.

		After Three	After One
	Within	Months But	Year But	After
	Three	Within	Within	Five
	Months	One Year	Five Years	Years	Total
	(In thousands)

Interest earning assets:
Excess Cash and Fed Funds Sold	$18,145	$—	$—	$—	$18,145
Securities, at amortized cost	9,472	16,130	23,101	24,270	72,973
FHLB stock	—	5,877	—	—	5,877
Loans (including held for sale)	129,434	67,766	194,540	40,716	432,456

Total	157,051	89,773	217,641	64,986	$529,451

Interest bearing liabilities
NOW and money market accounts	19,952	5,519	9,348	1,202	36,021
Savings deposits	510	2,210	5,779	—	8,499
Jumbo time deposits	39,912	124,971	62,383	—	227,266
Time deposits < $100,000	6,894	16,157	25,026	—	48,077
Repurchase agreements	18,300	—	19,000	—	37,300
FHLB	4,000	33,000	45,000	26,200	108,200
Subordinated debentures	—	—	—	18,557	18,557

Total	89,568	181,857	166,536	45,959	$483,920

Rate sensitivity gap	$67,483	$(92,084)	$51,105	$19,027

Cumulative rate sensitivity gap		$(24,601)	$26,504	$45,531

Rate sensitivity gap ratio	1.75x	0.49x	1.31x	1.41x

Cumulative rate sensitivity gap ratio		.91x	1.06x	1.09x
The Bank also evaluates interest rate risk using a simulation model. The use of simulation models to assess interest rate risk is an accepted industry practice, and the results of the analysis are useful in assessing the vulnerability of the Bank’s net interest income to changes in interest rates. However, the assumptions used in the model are oversimplifications and not necessarily representative of the actual impact of interest rate changes. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds of various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities, and changes in market conditions impacting loan and deposit volumes and pricing. These assumptions are inherently uncertain, and subject to fluctuation and revision in a dynamic environment. Therefore, the model cannot precisely estimate future net interest income or exactly predict the impact of higher or lower interest rates. Actual results may differ from simulated results due to, among other factors, the timing, magnitude, and frequency of interest rate changes, changes in market conditions and management’s pricing decisions, and customer reactions to those decisions.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
On a quarterly basis, the net interest income simulation model is used to quantify the effects of hypothetical changes in interest rates on the Bank’s net interest income over a projected twelve-month period. The model permits management to evaluate the effects of shifts in the Treasury Yield curve, upward and downward, on net interest income expected in a stable interest rate environment.
As of March 31, 2009, the table below reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast. Interest rate risk is a potential loss of income and/or potential loss of economic value of equity. Rate sensitivity is the measure of the effect of changing interest rates on the Bank’s net interest income or the net interest spread. The policy of the Bank shall be to risk no more than 10% of its net interest income in a changing interest rate scenario of +/- 200 basis points over a one-year simulation period. Furthermore, no more than 15% of net interest income can be projected at risk in a scenario of +/- 300 basis points over a one-year simulation period.

Percentage Change
Interest Rate Scenario	In Net Interest Income

Interest rates up 300 basis points	-12.8%
Interest rates up 200 basis points	-7.4%
Interest rates up 100 basis points	-3.3%
Base Case	—
Interest rates down 100 basis points	3.9%
Interest rates down 200 basis points	8.2%
Interest rates down 300 basis points	2.4%
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Asset/Liability Management” discussion under Part I, Item 2 above.
Item 4T. Controls and Procedures
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (“Act”)) as of March 31, 2009, was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as in effect at March 31, 2009 were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          Negative developments beginning in the latter half of 2007 in the residential mortgage market and the securitization markets for such loans, together with other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn. Many lending institutions, including us, have experienced declines in the performance of their loans, including loans secured by residential properties. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on us and others in the financial institutions industry. In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. Continued negative developments in the financial institutions industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate loans, and adversely impact our results of operations and financial condition.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
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
          At of March 31, 2009, approximately 87.2% of the book value of our loan portfolio consisted of loans secured by various types of real estate. Substantially all of our real property collateral is located in Michigan. A decline in real estate values has reduced the value of the real estate collateral securing our loans and increased the risk that we would incur losses if borrowers defaulted on their loans. Continued declines in real estate sales and prices coupled with a further economic slowdown or deeper recession and an associated increase in unemployment could result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits, which may cause us to incur losses, adversely affect our capital and hurt our business. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.
Our business is subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.
          Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operating and management of the properties, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the project is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. At March 31, 2009, commercial real estate loans, excluding construction and development loans, totaled approximately 63.8% of our total loan portfolio.
          Repayment of our commercial and industrial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value. Our commercial and industrial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment, or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Adverse changes in local economic conditions impacting our business borrowers can be expected to have a negative effect on our results of operations and capital. At March 31, 2009, commercial and industrial loans totaled approximately 11.1% of our total loan portfolio.
          Our construction and land development loans are based upon estimates of costs to construct and value associated with the completed project. These estimates may be inaccurate. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, upon the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of the construction cost is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of the project. At March 31, 2009, construction and development loans totaled approximately 5.3% of our total loan portfolio.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
          Our consumer loans generally have a higher risk of default than our other loans. Consumer loans entail greater risk than our other loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy, all of which increase when the economy is weak. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At March 31, 2009, consumer loans, including credit card loans, totaled approximately 1.7% of our total loan portfolio.
We may elect, or be required, to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.
          For the quarter ended March 31, 2009, we recorded a provision for loan losses of $2.5 million, compared to $2.1 million for the quarter ended March 31, 2008, which has adversely affected our results of operations for the first three months of 2009. We also recorded net loan charge-offs of $1.5 million for the quarter ended March 31, 2009, compared to $1.6 million for the quarter ended March 31, 2008. We are experiencing increasing loan delinquencies and credit losses. Generally, our non- performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy. In addition, slowing sales in certain housing markets have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies. We have modified $15.4 million of loans, predominantly commercial and commercial real estate loans, which we identified as possibly becoming nonperforming. At March 31, 2009, our total non-performing assets, which excludes these modified loans, had increased to $30.4 million compared to $17.6 million at December 31, 2008. If current trends in the housing and real estate markets continue, coupled with the downsizing of the U.S. auto industry which is significant to the southeastern Michigan region, we expect that we will continue to experience increased delinquencies and credit losses. Moreover, if a recession continues, we expect that it would further negatively impact economic conditions and we could experience significantly higher delinquencies and credit losses. An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations, perhaps materially.
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
          In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations. Furthermore, we may elect to increase our provision for loan losses in light of our assessment of economic conditions and other factors from time to time. For example, as described under the risk factor “ — We may elect, or be required, to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations” above, we increased our provision for loan losses during the first

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
quarter of 2009, which adversely affected our results of operations. We may elect, or be required, to make further increases in our quarterly provision for loan losses in the future, particularly if economic conditions continue to deteriorate, which may have a material adverse effect on our financial condition and results of operations.
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
          Our deposit insurance expense for the quarter ended March 31, 2009 was $170,000 compared to $90,000 for the same period in 2008. Deposit insurance premiums are expected to continue to increase in 2009 due to recent strains on the FDIC deposit insurance fund resulting from the cost of large bank failures and increase in the number of troubled banks.
          The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.
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
          Historically we relied on wholesale borrowings to help fund our lending activities. We borrow on a collateralized basis from the Federal Home Loan Bank of Indianapolis, or the FHLB. At March 31, 2009, we had outstanding approximately $102.7 million of FHLB advances, $275.3 million in certificates of deposit (which included 156.8 million of brokered certificates of deposit, $6.0 million in municipal deposits, and $85,000 in Internet deposits) and an additional $46.8 million in unused liquidity. Unused liquidity comprised Fed Funds sold, usable cash at correspondent banks, unpledged available for sale and trading securities and available advances at the FHLB.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
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
          The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many national vendors provide turn-key services to community banks, such as internet banking and remote deposit capture, which allow smaller banks to compete with competitors that have substantially greater resources to invest in technological improvements. We, however, may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
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
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Item 6. Exhibits.
See Exhibit Index attached.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2009.

COMMUNITY CENTRAL BANK CORPORATION
By:	S/ DAVID A. WIDLAK
David A. Widlak;
President and CEO (Principal Executive Officer)

By:	S/ RAY T. COLONIUS
Ray T. Colonius;
Treasurer (Principal Financial and Accounting Officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
3.1	Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

3.2	Bylaws, as amended, of the Corporation are incorporated by reference to Exhibit 3 of the Corporation’s Current Quarterly Report on Form 8-K filed on September 19, 2007 (SEC File No. 000-33373).

4.1	Specimen of Stock Certificate of Community Central Bank Corporation is incorporated by reference to Exhibit 4.2 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

4.2	Certificate of Designation of Community Central Bank Corporation filed on December 30, 2008 with the State of Michigan designating the preferences, limitations, voting powers and relative rights of the Series A Preferred Stock, is incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on January 6, 2009. (SEC File No. 000-33373)

10.1	1996 Employee Stock Option Plan is incorporated by reference to Exhibit 10.1 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

10.2	2000 Employee Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Corporation’s Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2000 (SEC File No. 000-33373).

10.3	2002 Incentive Plan is incorporated by reference to Exhibit 10.7 of the Corporation’s Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2001 (SEC File No. 000-33373).

10.4	Community Central Bank Supplemental Executive Retirement Plan, as amended, and Individual Participant Agreements are incorporated by reference to Exhibit 10.6 of the Corporation’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 (SEC File No. 000-33373).

10.5	Community Central Bank Death Benefit Plan, as amended, is incorporated by reference to Exhibit 10.7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-33373).

10.6	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed with the SEC on March 25, 2005 (SEC File No. 000-33373).

10.7	Form of Non-qualified Stock Option Agreement is incorporated by reference to the Corporation’s Current Report on Form 8-K filed on January 17, 2006 (SEC File No. 000-33373).

10.8	Summary of Current Director Fee Arrangements is incorporated by reference to Exhibit 10.10 of the Corporation’s Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2004 (SEC File No. 000-33373).

11	Computation of Per Share Earnings

31.1	Rule 13a — 14(a) Certification (Chief Executive Officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

31.2	Rule 13a — 14(a) Certification (Chief Financial Officer)

32	Rule 1350 Certifications