Form 10-Q
period 2009-06-30
COMMUNITY CENTRAL BANK CORP
filed 2009-08-14
CIK 1014133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2009
Common Stock	3,737,181 Shares

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
PART I
Item 1. Financial Statements
Consolidated Balance Sheet

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Assets

Cash and due from banks	$33,986	$9,162
Federal funds sold	994	7,000

Cash and Cash Equivalents	34,980	16,162

Trading securities at fair value option	—	17,463
Securities available for sale, at fair value	63,503	76,552
Securities held to maturity, at amortized cost	3,744	1,515
FHLB stock	5,877	5,877
Residential mortgage loans held for sale	9,509	3,302

Loans
Commercial real estate	280,066	284,811
Commercial and industrial	50,446	38,714
Residential real estate	51,036	54,409
Home equity lines of credit	22,483	21,230
Consumer loans	7,291	7,107
Credit card loans	733	846

Total Loans	412,055	407,117

Allowance for credit losses	(9,809)	(7,315)

Net Loans	402,246	399,802

Net property and equipment	9,093	9,361
Accrued interest receivable	2,025	2,479
Other real estate	4,896	2,913
Goodwill	638	638
Intangible assets, net of amortization	69	80
Cash surrender value of Bank Owned Life Insurance	11,123	10,975
Other assets	7,646	9,831

Total Assets	$555,349	$556,950

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Balance Sheet

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Liabilities

Deposits
Noninterest bearing demand deposits	$50,189	$34,169
NOW and money market accounts	35,774	38,154
Savings deposits	8,781	8,585
Time deposits	274,809	276,468

Total Deposits	369,553	357,376

Repurchase agreements	40,420	39,394
Federal Home Loan Bank advances ($5.0 million at fair value option at 12-31-2008)	97,700	108,200
Accrued interest payable	685	1,050
Other liabilities	3,344	3,779
Subordinated debentures at fair value option	11,155	12,757

Total Liabilities	522,857	522,556

Stockholders’ Equity
Preferred stock (7,000 shares authorized and 3,550 and 3,050 issued and outstanding at June 30, 2009 and December 31, 2008 respectively)	3,550	3,050
Common stock (No par value; 9,000,000 shares, authorized, and 3,737,181 and 3,734,781 issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	32,165	32,125
Retained deficit	(3,017)	(516)
Accumulated other comprehensive loss	(206)	(265)

Total Stockholders’ Equity	32,492	34,394

Total Liabilities and Stockholders’ Equity	$555,349	$556,950

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands, except per share data)
Interest Income
Loans (including fees)	$6,653	$6,373	$12,913	$12,864
Taxable securities	721	942	1,659	1,768
Tax exempt securities	84	147	198	376
Federal funds sold	7	54	13	309

Total Interest Income	7,465	7,516	14,783	15,317

Interest Expense
NOW and money market accounts	66	168	151	462
Savings deposits	13	63	30	113
Time deposits	2,524	2,734	5,175	5,770
Repurchase agreements and fed funds purchased	315	289	632	520
Federal Home Loan Bank advances	1,133	1,248	2,271	2,474
ESOP loan interest expense	—	1	—	1
Subordinated debentures	311	216	613	507

Total interest expense	4,362	4,719	8,872	9,847

Net Interest Income	3,103	2,797	5,911	5,470
Provision for Credit Losses	2,700	884	5,250	2,984

Net Interest Income after Provision for Credit Losses	403	1,913	661	2,486

Noninterest Income
Fiduciary income	82	98	165	206
Deposit service charges	95	142	190	274
Net realized security gain	228	49	356	110
Change in fair value of assets/liabilities carried at fair value under SFAS 159	838	872	1,070	3,011
Mortgage banking income	1,290	430	1,761	880
Other income	259	568	464	878

Total noninterest income	2,792	2,159	4,006	5,359

Noninterest Expense
Salaries, benefits and payroll taxes	2,249	1,835	4,181	3,667
Net occupancy expense	417	452	880	913
Other operating expense	1,790	1,471	3,269	2,735

Total noninterest expense	4,456	3,758	8,330	7,315

Income (Loss) Before Taxes	(1,261)	314	(3,663)	530
Provision for Income Tax (Benefit) Expense	(459)	39	(1,317)	15

Net income (loss)	$(802)	$275	$(2,346)	$515

Dividends declared on preferred shares	106	—	156	—

Net income (loss) available on common shares	$(908)	$275	$(2,502)	$515

Per share data:
Basic earnings (loss)	$(0.24)	$0.07	$(0.67)	$0.14

Diluted earnings (loss)	$(0.24)	$0.07	$(0.67)	$0.14

Cash dividends	$—	$0.02	$—	$0.08

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net Income (Loss) as Reported	$(802)	$275	$(2,346)	$515

Other Comprehensive Income, Net of Tax
Change in unrealized net gain on securities available for sale	(132)	(868)	59	(320)

Comprehensive Income (Loss)	$(934)	$(593)	$(2,287)	$195

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Statements of Cash Flow
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Operating Activities

Net income (loss)	$(2,346)	$515
Adjustments to reconcile net income to net cash flow from operating activities:
Net amortization of security premium	166	51
Net gain on available for sale securities	(356)	(110)
Net gain on instruments at fair value	(1,070)	(3,011)
Provision for credit losses	5,250	2,984
Depreciation expense	323	336
Deferred income tax (benefit) expense	(1,317)	15
ESOP compensation expense	—	25
SFAS 123R option expense	40	28
Decrease in accrued interest receivable	454	278
(Increase) decrease in other assets	2,596	(1,488)
Decrease in accrued interest payable	(365)	(39)
Increase (decrease) in other liabilities	(435)	389
(Increase) decrease in loans sold held for sale	(6,208)	2,918
Increase in other real estate	(1,983)	(1,171)

Net Cash (Used in) Provided By Operating Activities	(5,251)	1,720
Investing Activities
Sales, maturities, calls and prepayments of securities available for sale	69,638	47,607
Purchases of securities available for sale	(56,386)	(52,612)
Maturities, calls, sales and prepayments of trading securities	24,700	—
Transfer and purchase of trading securities	(7,237)	—
Maturities, calls, and prepayments of held to maturity securities	143	2,602
Purchases of held to maturity securities	(2,088)	(1,265)
Increase in loans	(7,693)	(6,671)
Purchases of property and equipment	(55)	(842)

Net Cash Provided by (Used in) Investing Activities	21,022	(11,181)
Financing Activities
Net increase in demand and savings deposits	13,836	9,980
Net decrease in time deposits	(1,659)	(8,499)
Net increase in short term borrowings	1,026	270
FHLB advance repayments	(10,500)	13,000
Payment of ESOP debt	—	(25)
Stock options exercise / award	—	14
Preferred Stock Issuance	500	—
Preferred Stock dividend paid	(156)	—
Cash dividends paid	—	(284)
Repurchase of stock	—	(7)

Net Cash Provided by Financing Activities	3,047	14,449

Increase in Cash and Cash Equivalents	18,818	4,988
Cash and Cash Equivalents at the Beginning of the Period	16,162	9,183

Cash and Cash Equivalents at the End of the Period	$34,980	$14,171

Supplemental Disclosure of Cash Flow Information
Interest paid	$9,237	$9,886
Loans transferred to other real estate owned	$2,650	$1,242

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Community Central Bank Corporation
Notes to Consolidated Financial Statements
(unaudited)
1.	The financial statements of Community Central Bank Corporation (the “Corporation”) include the consolidation of its wholly-owned subsidiaries: Community Central Bank (the “Bank”) and Community Central Mortgage Company, LLC (the “Mortgage Company”).
The Corporation’s Consolidated Balance Sheets are presented as of June 30, 2009 and December 31, 2008, and Consolidated Statements of Income and Comprehensive Income for the six month periods ended June 30, 2009 and 2008, and Consolidated Statements of Cash Flow for the six months ended June 30, 2009 and 2008. These unaudited financial statements are for interim periods and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
New Accounting Pronouncements:
In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (this is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.
In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Adoption of this FSP at June 30, 2009 did not have an impact on the results of operations or financial position as it only required disclosures included in the footnotes.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued. The standard is effective for interim or annual periods ending after June 15, 2009. The Company has complied with the disclosure requirements. In accordance SFAS 165, we have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.
In June, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will comply with the requirements of the Statement beginning in the third quarter of 2009.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The Corporation did not issue options during the second quarter of 2009 or 2008. The total amount of options outstanding at June 30, 2009 was 303,475 shares at a weighted average exercise price of $7.91 per share. During the second quarter of 2009, no options were exercised. During the second quarter of 2009, the Corporation recognized compensation expense for stock options awarded over the vesting period based on the fair value of the options granted. The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model. The expense recorded for the second quarter of 2009 and 2008 are disclosed for comparison below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Stock-based employee compensation expense, net of related tax effects, included in reported net income	$21	$14	$40	$28
5. Fair Value
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). The statement permitted an entity to immediately elect the fair value option for existing eligible items. While not required to adopt the new standard until 2008, the Corporation elected to adopt it in the first quarter of 2007. The Corporation was also required to simultaneously adopt all the requirements under SFAS 157, Fair Value Measurements. As a result of the Corporation’s adoptions, certain financial instruments were valued at fair value using the fair value option. The Corporation adopted the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identified Transactions That Are Not Orderly. See Note 1. New Accounting Pronouncements.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Investment Securities:
In the first quarter of 2009, the Corporation elected to sell substantially all of the investment securities recorded under SFAS 159 and to unwind the hedging interest rate swap position with the counterparty which resulted in realizing a combined net loss of $225,000 in the first six months of 2009. This was based on management’s determination that the combination of the securities and interest rate swap would no longer provide a benefit to the Corporation in the current historically low interest rate environment. The Corporation had held the securities and interest rate swap for an extended amount of time under SFAS 159.
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
The valuations of the instruments measured under SFAS 157, “Fair Value Measurement,” for 2007 were measured under a market approach using matrix pricing investment for investment securities and the income approach using observable data for the liabilities reported under SFAS 159, “Fair Value Option.” The inputs were observable for the asset and liability yields on commonly quoted intervals based on similar assets and liabilities for level 2 instruments. Community Central Bank Corporation does not have a credit rating through any major credit research credit rating facilities. The Trust Preferred Market from which a basis for pricing on the subordinated debenture is arrived at is reflective of changes in the commercial banking environment. The determination of fair value of the subordinated debenture is considered by management to be reflective of the current assessments as to the market for fixed rate trust preferred and subordinated debentures of similar duration and characteristics. During several quarterly periods, the Trust Preferred Market reflected only a small base of participants in the market place. The disarray in the credit markets contributed to the lack of market transactions in this financial instrument. Under Financial Accounting Standards Board Staff Position FAS 157-4 (FSP FAS 157-4), “Determining Fair Value When the Volume of Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly,” management evaluated factors to determine whether there has been a significant decrease in volume of activity for the liability compared to normal market activity. Based on the factors observable to management contained in the FSP FAS 157-4, management concluded that quoted prices may not be determinative of fair value. Management also evaluated the circumstances to determine whether the issuance of subordinated debentures and trust preferred securities was orderly based on the weight of evidence available. Based on the factors contained in FSP FAS 157-4, management concluded the market for bank subordinated debentures and trust preferred securities was not orderly. Management has used all observable data available, including the market data for subordinated debentures and trust preferred securities traded as assets, to obtain additional observable information. The inputs and valuation techniques used by management to determine fair value included pricing models for like type financial instruments priced to a yield to maturity of that instrument. Management uses market surveys for like type instruments in aiding the valuation process. Management also considers market data for the issuance of subordinated debentures in evaluating the appropriate fair value of the instrument. Multiple inputs are used in the valuation process including assumptions on credit spreads, projected yield curves and other modeling techniques used in pricing financial instruments to determine the fair value after incorporating all known factors and adjustments which may be significant. A determination was made, based upon the significance of unobservable parameters as of June 30, 2009 to the overall fair value measurement, to continue to report the subordinated debentures under level 3 significant unobservable inputs. In addition

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
to the unobservable components, or level 3 components, observable components that can be validated to external sources are part of the validation methodology. The net change in fair value associated with all instruments recorded under SFAS 159 totaled $1.1 million for the first six months of 2009, versus $3.0 million for the first six months of 2008. The decrease was primarily related to smaller gains recorded in fair market value of the subordinated debenture connected with the issuance of trust preferred securities. The dramatic widening of market credit spreads for this instrument favorably impacted the relative fair value of this financial liability. Changes in credit spreads are not easily predictable and may cause adverse changes in the fair value of this instrument and a possible loss of income in the future.
Securities Available for Sale, at Fair Value:
The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table presents the financial instruments carried at fair value as of June 30, 2009, and December 31, 2008, by major product category and by the SFAS 157 valuation hierarchy. The tables below also contains the changes in fair value for the six months ended June 30, 2009, and the twelve months ended December 31, 2008, for items measured at fair value pursuant to election of the fair value option.

		Fair Value Measurement at		Changes in fair value for six months
		June 30, 2009		ended June 30, 2009 measured at fair
		Significant Other	Significant	value pursuant to election of the fair
	Fair Value	Observable	Unobservable	value option
	Measurements	Inputs	Inputs	Other Gains or Losses in pretax
Description	6/30/2009	(Level 2)	(Level 3)	income
	(In thousands)
Assets
Trading securities (a)	$—	$—	$—	$(150)
Securities available for sale	63,503	63,503	—	—
Interest rate swap hedging securities (a)	—	—	—	(75)

Liabilities
Subordinated debentures	11,155	—	11,155	1,620
Interest rate swap hedging subordinated debentures (b)	—	—	—	(325)

				$1,070

(a)	In the first quarter of 2009, the Corporation elected to sell substantially all of the investment securities recorded under SFAS 159 and to unwind the interest rate swap position with the counterparty.

(b)	In the first quarter of 2009, the Corporation elected to unwind the interest rate swap position with the counterparty.

		Fair Value Measurement at		Changes in fair value for twelve
		December 31, 2008		months ended December 31, 2008
		Significant Other	Significant	measured at fair value pursuant to
	Fair Value	Observable	Unobservable	election of the fair value option
	Measurements	Inputs	Inputs	Other Gains or Losses in pretax
Description	12/31/08	(Level 2)	(Level 3)	income
	(In thousands)
Assets
Trading securities	$17,463	$17,463	$—	$262
Securities available for sale	76,552	76,552	—	—
Interest rate swap hedging securities	(958)	(958)	—	(417)

Liabilities
Federal Home Loan Bank Advances	—	—	—	(14)
Subordinated debentures	12,757	—	12,757	4,840
Interest rate swap hedging subordinated debentures	3,538	3,538	—	2,870

				$7,541

Interest income and interest expense of the respective financial instruments have been recorded in the consolidated statement of income based on the category of financial instrument.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Changes in level 3 recurring fair value measurements
The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2009 (including the change in fair value), for financial instruments classified by the Corporation within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.
Fair value measurements using significant unobservable inputs
(In millions)

Changes in unrealized gains
and (losses) related to
		Total realized /	Purchases,	Transfers		financial instruments for the
For the three months	Fair Value	unrealized	issuances	in and / or	Fair Value	three months ended held at
ended June 30, 2009	April 1, 2009	gains / losses	settlements, net	out of Level 3	June 30, 2009	June 30, 2009

(In thousands)
Subordinated Debentures	$12,022	$867	$—	$—	$11,155	$867

Changes in unrealized gains
and (losses) related to
		Total realized /	Purchases,	Transfers		financial instruments for the
For the six months	Fair Value	unrealized	issuances	in and / or	Fair Value	six months ended held at
ended June 30, 2009	January 1, 2009	gains / losses	settlements, net	out of Level 3	June 30, 2009	June 30, 2009

(In thousands)
Subordinated Debentures	$12,757	$1,602	$—	$—	$11,155	$1,602

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Assets Measured at Fair Value on a Nonrecurring Basis
Residential Mortgages Held for Sale
Residential mortgages held for sale are reported at the lower of cost or fair value. The fair value of the residential mortgages held for sale is based on binding quotes from investors.
Impaired Loans
The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated primarily using collateral value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. The fair value of the collateral is based on an observable market price, current appraised value and management’s estimates of collateral and other market conditions. Due to the lack of market transactions, volatility in pricing and other factors, some of which may be unobservable, the Corporation recorded the impaired loans as nonrecurring level 3.
Other Real Estate Owned
Other real estate owned assets are adjusted to fair value, less costs of sale, upon transfer of the loans to foreclosed assets. Subsequently, other real estate owned assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The fair value of the collateral is based on an observable market price, a current appraised value, or management’s estimates. Due to the lack of transactions, volatility in pricing and other factors, some of which may be unobservable, the Corporation recorded other real estate owned as nonrecurring level 3.
The following table presents assets measured at fair value on a nonrecurring basis at June 30, 2009 and December 31, 2008.

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)

		(In thousands)			Total Losses for the
					Six months ended
					June 30, 2009
June 30, 2009
Residential mortgages held for sale	$9,509	$—	$—	$9,509	$—
Impaired loans accounted for under FAS 114	$30,283	$—	$—	$30,283	$3,282
Other real estate owned	$4,896	$—	$—	$4,896	$436

					Total Losses for the
					Year ended
					December 31, 2008
December 31, 2008
Impaired loans accounted for under FAS 114	$17,936	$—	$—	$17,936	$4,509
Other real estate owned	$2,913	$—	$—	$2,913	$1,075

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$34,980	$34,980	$16,162	$16,162
Trading securities (a)	—	—	17,463	17,463
Securities	67,247	67,134	78,067	78,046
FHLB stock	5,877	5,877	5,877	5,877
Residential mortgages held for sale	9,509	9,509	3,302	3,302
Loans, net of allowance	402,246	414,226	399,802	416,903
Accrued interest receivable	2,025	2,025	2,479	2,479
Interest Rate Swap	—	—	3,538	3,538

Financial Liabilities
Demand and savings deposits	94,744	94,744	80,908	80,908
Time deposits	274,809	280,986	276,468	286,145
Repurchase agreements	40,420	40,426	39,394	39,394
Federal Home Loan Bank advances	97,700	98,535	108,200	111,738
Accrued interest payable	685	685	1,050	1,050
Subordinated debentures (a)	11,155	11,155	12,757	12,757
Interest Rate Swap	—	—	958	958

(a)	Carried at fair value under SFAS 159, “The Fair Value Option for Financial Assets and Liabilities,” for the entire category.
Fair values are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis. The discount rates used are estimated using comparable market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs and optionality of such instruments. Considerable judgment is inherently required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented below do not necessarily represent amounts that the Corporation could realize in a current market exchange. The following methods and assumptions were used to estimate the fair value of financial instruments:
Cash and cash equivalents: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
Securities, Federal Home Loan Bank stock: The fair value of the security portfolio is based on matrix pricing where similar securities are used to interpolate fair value of the subject instruments and as such is considered a level 2 valuation. The carrying value of FHLB stock approximates fair value based on their redemption provisions.
Loans: For variable rate loans with no significant change in credit risk since loan origination, the carrying amount is a reasonable estimate of fair value. For all other loans, including fixed rate loans, the fair value is estimated using a discounted cash flow analysis, using interest rates currently offered on similar loans to borrowers with similar credit ratings and for the same remaining maturities. The resulting value is reduced by an estimate of losses inherent in the portfolio.
Residential mortgages held for sale: The estimated fair value of residential mortgages held for sale is the carrying amount. The duration of the portfolio is typically within two weeks or less and a commitment of sale has already occurred when the loans are funded.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Deposits: The estimated fair value of demand deposits, certain money market deposits, and savings deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.
Federal Home Loan Bank advances: The estimated fair value of Federal Home Loan Bank advances is estimated using rates currently offered for funding sources of similar remaining maturities.
Repurchase agreements: The estimated fair value of short-term borrowings is the carrying amount, since they mature the next day.
Accrued interest: Accrued interest receivable and payable are short-term in nature; therefore, their carrying amount approximates fair value.
Subordinated debentures: Subordinated debentures are carried at fair value under SFAS 159.
Commitments: The fair value of commitments is estimated using the fees currently charged to enter into similar arrangements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The majority of commitments to extend credit and letters of credit would result in loans with a market rate of interest if funded. The fair value of these commitments is not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at June 30, 2009 and December 31, 2008 and the results of operations for the three months and six months ended June 30, 2009 and 2008. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
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
The results of our operations may also be affected by local and general economic conditions. The largest geographic segment of our customer base is in Macomb County, Michigan. The economic base of the County continues to diversify from the automotive service sector, although the impact of the restructuring of the American automobile companies has a direct impact on southeastern Michigan. A slowdown in the local and statewide economy has produced increased financial strain on segments of the Bank’s customer base. The Bank has experienced increased delinquency levels and losses in its loan portfolio, primarily with residential developer loans, residential real estate loans and home equity and consumer loans. Further downturns in the local economy may affect the demand for, and performance of, commercial loans and related small to medium business related products. This could have a significant impact on how the Corporation deploys earning assets. The competitive environment among other financial institutions and financial service providers and the Bank in the Macomb, Oakland, Wayne and St. Clair counties of Michigan may affect the pricing levels of various deposit products. The impact of competitive rates on deposit products may increase the relative cost of funds for the Corporation and thus negatively impact net interest income.
The weakness in the economy continues to affect parts of our loan portfolio requiring a higher provision for loan losses. Although our nonperforming loan level continues to pressure our earnings, we continue to proactively deal with loan issues. We continue to focus on strategies to preserve and increase capital, and emphasize segments of operations that are capital efficient, such as our mortgage banking operations, our branch deposit operations as well as our Trust and Wealth divisions. An ongoing effort to increase our core deposits has translated to a reduction in our cost of funds. During the first six months of 2009, our deposits increased $12.2 million, with organic deposits increasing $32.4 million, as wholesale deposits decreased $20.2 million. We also decreased Federal Home Loan Bank advances $10.5 million during the first six months, replacing them with lower cost core deposit funding. We recorded a $2.7 million provision for loan losses in the second quarter of 2009 and $5.3 million for the first six months of 2009. The provision is based upon management’s review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. In addition, net charge-offs for the first six months of 2009 totaled $2.8 million, or 1.31% of total average loans on an annualized basis. Total nonaccruing loans and loans past due 90 days or more and still accruing interest totaled $32.4 million, or 7.85% of total loans at June 30, 2009 compared to $17.6 million, or 4.32% at December 31, 2008. The allowance for loan losses at June 30, 2009 was $9.8 million, or 2.38%, versus $7.3 million, or 1.80% at December 31, 2008. In addition to the nonaccrual loans stated above, as of June 30, 2009, restructured loans, within the meaning of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” increased to $10.2 million from $8.2 million at December 31, 2008. Management is planning on reducing the brokered time deposits and Federal Home Loan Bank advances for the

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
foreseeable future. Management plans to reduce total assets to help increase the capital ratios and thereby increase capital availability for potential future provision expense. The sale of loan participations at par totaling approximately $10.0 million during the second quarter of 2009 was part of management’s plan to de-leverage the balance sheet. The total net interest income of the
Corporation will be somewhat negatively affected by the planned decrease in earning assets. The decrease in earning assets should not have a negative effect on net interest margin as the reduction in wholesale funds is a relatively high cost of funds producing relatively compressed interest rate spreads at levels smaller than the current interest margin.
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
In December 2008 and the first quarter of 2009, the Corporation completed an issuance of $3.6 million in new capital through a private preferred offering, with $3.1 million issued in December 2008 and $500,000 issued in the first quarter, 2009.
Assets
At June 30, 2009, the Corporation’s assets totaled $555.3 million, a decrease of $1.6 million or 0.3% from December 31, 2008. Total cash and cash equivalents at June 30, 2009 were $35.0 million or an increase of $18.8 million from December 31, 2008. Management is planning on using the excess liquidity to pay down upcoming maturies of brokered time deposits and Federal Home Loan Bank advances. This will have the effect of reducing the total assets of the Bank and Corporation. Management plans to reduce total assets to help increase the capital ratios and thereby increase capital availability for potential future provision expense. The increase in cash and cash equivalents was attributable to a reduction in total loan from the sale of loan participations at par totaling approximately $10.0 million during the second quarter of 2009. The total net interest income of the Corporation will be somewhat negatively affected by the planned decrease in earning assets. The decrease in earning assets should not have a negative effect on net interest margin as the reduction in wholesale funds is a relatively high cost of funds producing relatively compressed interest rate spreads at levels smaller than the current interest margin.
Loan growth of $4.9 million for the first six months of 2009 was primarily comprised of commercial and industrial loans which increased $11.7 million. Partially offsetting this growth was a decrease in the commercial real estate portfolio of $4.7 million and the residential mortgage portfolio of $3.4 million. During the second quarter of 2009, the Corporation sold loan participations, at par, of approximately $10.0 of commercial real estate loans. At June 30, 2009, commercial and commercial real estate loans comprised 68.0% of the total loan portfolio, which is consistent with our current and historical small business focus. The growth in the commercial loan portfolio for the first quarter of 2009 was due, in part, to the dislocation of credit worthy businesses from regional banks in our market area as these banks continued to tighten their available credit. Lending activities during the second quarter of 2009 was limited to servicing existing customers only as the Corporation is pursuing strategies to reducing earning assets that require higher levels of capital. At June 30, 2009, $37.4 million or 73.9% of the total residential portfolio was comprised of adjustable rate mortgages. Residential mortgage loans which the Corporation holds in portfolio comprise primarily banking relationships. The HELOC portfolio totaled $22.5 million at June 30, 2009, an increase of $1.3 million or 5.9% from December 31, 2008. The majority of the increase in the HELOC portfolio related to a small group of new HELOC loans made to high net worth customers. New underwriting guidelines for those HELOC loans carried in the portfolio of the Bank limit loan to values, including prior liens, to 85% of appraised value of the real estate and were adopted during the first quarter of 2008. This represents a decrease from the prior loan to value levels of 95%. Our consumer loan portfolio, comprised primarily of boat loans, totaled $7.3 million at June 30, 2009, a small increase of $164,000 from December 31, 2008. The small increase in this portfolio was isolated to a loan to a creditworthy high net worth individual, as generally the Corporation is seeking to decrease its exposure in retail based loans as it has experienced an increase in delinquencies and repossessions. The credit card portfolio totaled $733,000 at June 30, 2009, a decrease of $113,000 from December 31, 2008. The Corporation continues to book credit card loans as a customer accommodation but is not actively marketing this product.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Additionally, the Corporation had approximately $167.2 million in outstanding loans at June 30, 2009, to borrowers in the real estate rental and properties management industries. Approximately 67.3% of all commercial real estate loans are owner occupied.
The major components of the loan portfolio are as follows:

	June 30,	Percentage	December 31,	Percentage	Net	Net
	2009	of total loans	2008	of total loans	Change	Change %
		(In thousands, except percentages)
Loans held for sale:
Residential real estate	$9,509		$3,302		$6,207	188.0%

Loans held in the portfolio:
Commercial real estate	$280,066	68.0%	$284,811	70.0%	$(4,745)	(1.7%)
Commercial and industrial	50,446	12.2%	38,714	9.5%	11,732	30.3%
Residential real estate	51,036	12.4%	54,409	13.4%	(3,373)	(6.2%)
Home equity lines	22,483	5.5%	21,230	5.2%	1,253	5.9%
Consumer loans	7,291	1.8%	7,107	1.7%	184	2.6%
Credit cards	733	0.1%	846	0.2%	(113)	(13.4%)

Total loans	$412,055	100.0%	$407,117	100.0%	$4,938	1.2%

Securities available for sale totaled $63.5 million at June 30, 2009, a decrease of $13.0 million for the first six months of 2009. The largest changes in the portfolio occurred in the U.S. Agency notes which decreased $12.0 million to zero at June 30, 2009, as a result of calls and sales. Mortgage-backed securities increased $3.0 million to $29.7 million at June 30, 2009, as a result of purchases of Government National Mortgage Association (“GNMA”) securities which carry the full faith and credit of the United States Government. Collateralized mortgage obligations (“CMO”) totaled $26.2 million at June 30, 2009, remaining relatively unchanged from a total of $25.7 million at December 31, 2008. Municipal securities in portfolio totaled $7.1 million at June 30, 2009, a decrease of $4.9 million from December 31, 2008. The portfolio of municipal bonds was reduced for federal income tax considerations through sales, maturities and calls.
At June 30, 2009, our available for sale securities portfolio had net unrealized losses of $311,000 or 49 basis points of the total portfolio. The Corporation continues to invest in U.S. Government Agency securities, primarily mortgage-backed instruments issued by GNMA, to limit credit risk. The total net realized gain from the sale of available for sale securities totaled $356,000 for the first six months of 2009 and was the result of portfolio restructuring activity.
The Corporation has less than one percent of the total investment portfolio in non-agency investments.
At June 30, 2009 the Corporation had no securities designated as trading. In the first quarter of 2009, the Corporation elected to sell substantially all of the investment securities recorded under SFAS 159 and to unwind the interest rate swap position with the counterparty. This was based on management’s determination that the combination of the securities and interest rate swap no longer provided a benefit to the Corporation in the current historically low interest rate environment. The Corporation had held the securities and interest rate swap for an extended amount of time under SFAS 159.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table is a summary of our nonperforming loans, restructured loans within the meaning of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” other real estate owned and repossessed property.

	June 30,	December 31,
	2009	2008
	(In thousands)
Nonaccrual loans:
Commercial real estate	$25,478	$12,579
Commercial and industrial	863	96
Residential real estate	4,705	3,578
Home equity lines	891	760
Consumer loans	414	571
Credit cards	—	—

Total	32,351	17,584

Accruing loans delinquent more than 90 days:
Commercial real estate	$—	$—
Commercial and industrial	—	—
Residential real estate	—	—
Home equity lines	—	—
Consumer loans	—	—
Credit cards	4	44

Total	4	44

Total nonperforming loans	$32,355	$17,628

Troubled debt restructured loans:
Commercial real estate	$8,695	$6,078
Commercial and industrial	145	1,589
Residential reat estate	1,323	495

Total	10,163	8,162

Other real estate owned:
Commercial real estate	4,266	2,493
Residential real estate	630	420

Total	4,896	2,913

Other repossessed assets — boats	541	976

Total nonperforming loans to total loans	7.85%	4.33%

Allowance for loan losses to nonperforming loans	30.32%	5.33%
Of those loans reported as troubled debt restructured loans, $9.7 million or 95% were contractually current. Troubled Debt Restructured loans which were past due 30 to 89 days totaled $495,000 million. The majority of the increase in nonperforming loans for the first quarter of 2009 related to commercial real estate loans which included an industrial building and an apartment complex.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table shows an analysis of the allowance for loan losses:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2009	2008
	(In thousands)
Balance at beginning of the period	$7,315	$6,403
Charge-offs:
Commercial real estate	1,552	6,895
Commercial and industrial	939	270
Residential real estate	265	426
Home equity lines	—	577
Consumer loans	68	669
Credit cards	11	33

Total charge-offs	2,835	8,870

Recoveries:
Commercial real estate	5	52
Commercial and industrial	16	218
Residential real estate	23	—
Home equity lines	2	1
Consumer loans	33	7
Credit cards	—	2

Total recoveries	79	280

Net charge-offs (recoveries)	2,756	8,590

Provision charged to earnings	5,250	9,502

Balance at the end of the period	$9,809	$7,315

As a percentage of total portfolio loans	2.38%	1.80%

Ratio of net charge-offs during the period to average loans during the period	1.39%	2.17%
The Corporation performs a detailed quarterly review of the allowance for loan losses. The Corporation evaluates those loans classified as substandard, under its internal risk rating system, on an individual basis for impairment under SFAS 114. The level and allocation of the allowance is determined primarily based on management’s evaluation of collateral value, less the cost of disposal, for loans reviewed in this category. The remainder of the total loan portfolio is segmented into homogeneous loan pools with similar risk characteristics for evaluation under SFAS 5. The primary risk element considered by management regarding each consumer and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor’s rights in order to preserve the Bank’s position. The primary risk elements concerning commercial and industrial loans and commercial real estate loans are the financial condition of the borrower, the sufficiency of collateral and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews the existence of collateral and its value.
In the 2008 Annual Report on Form 10-K for the year ended December 31, 2008, the Corporation disclosed a potential loan loss related to one borrower relationship totaling $2.8 million. This loan relationship was largely unsecured and had potential for loss up to the unsecured portion of $2.4 million. This relationship has since been restructured with additional cash escrows. The majority of this loan remains unsecured as before. The specific allowance assigned to this credit under SFAS 114 was $600,000 at June 30, 2009.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Liabilities
Total deposits of $369.6 million at June 30, 2009 increased $12.2 million, or 3.4%, for the first six months of 2009. Increases in deposits for the quarter were entirely related to organic growth, as brokered time deposits decreased $19.1 million during this period of time. Noninterest bearing demand accounts totaled $50.2 million at June 30, 2009, an increase of $16.0 million during the first six months, due to the expanded branch base and selected lending activities whereby the Bank required significantly higher levels of deposits in the new relationship. At June 30, 2009, NOW and savings accounts remained relatively unchanged from December 31, 2008. Money market savings accounts totaled $21.4 million at June 30, 2009, which was a decrease of $3.1 million. The decrease is attributable to the movement of funds into higher rate alternatives such as time deposits in the extremely low rate environment. Time deposits below $100,000 increased $7.8 million for the first six months of 2009 as a result of the new branch location in Grosse Pointe Woods and our continued emphasis on deposit growth through targeted calling programs and increased community involvement. Time deposits $100,000 and over decreased $9.5 million from a planned decrease in brokered time deposits of $19.1 million. This category of deposits, when measured without the brokered time deposits, increased $9.6 million, from the same factors as the time deposits under $100,000. The Corporation continues to see competitive deposit rates offered by local financial institutions within the geographic proximity of the Bank, which has had the effect of increasing the cost of funds. The Corporation continues to focus on the growth in transactional based deposit accounts which have a much lower interest rate than time deposit products and wholesale forms of funding. The Corporation continues to utilize wholesale forms of funding through the Federal Home Loan Bank and brokered CDs, but expects to reduce this form of funding moving forward as it focuses on organic deposit growth and reduces the total asset size of the Bank.
The major components of deposits are as follows:

		Percentage		Percentage
	June 30,	of total	December 31,	of total	Net	Net
	2009	deposits	2008	deposits	Change	Change %
	(In thousands, except percentages)
Noninterest bearing demand	$50,189	13.6%	$34,169	9.6%	$16,020	46.9%
NOW accounts	14,344	3.9%	13,670	3.8%	674	4.9%
Money market accounts	21,430	5.8%	24,484	6.9%	(3,054)	(12.5%)
Savings deposits	8,781	2.4%	8,585	2.4%	196	2.3%
Time deposits under $100,000	51,527	13.9%	43,685	12.2%	7,842	18.0%
Time deposits $100,000 and over	223,282	60.4%	232,783	65.1%	(9,501)	(4.1%)

Total deposits	$369,553	100.0%	$357,376	100.0%	$12,177	3.4%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Short term borrowings at June 30, 2009, consisted of short-term FHLB advances of $36.0 million and securities sold with an agreement to repurchase them the following day of $21.4 million. Following are details of our short-term borrowings for the dates indicated:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Amount outstanding at end of period
Short-term repurchase agreements	$21,420	$20,394
Short-term FHLB advances	$36,000	$25,500

Weighted average interest rate on ending balance
Short-term repurchase agreements	1.76%	1.62%
Short-term FHLB advances	3.91%	3.50%

Maximum amount outstanding at any month end during the year
Short-term repurchase agreements	$21,420	$20,394
Short-term FHLB advances	$37,000	$25,500

Average amount outstanding during the year
Short-term repurchase agreements	$19,136	$13,589
Short-term FHLB advances	$36,500	$17,484

Weighted average interest rate
Short-term repurchase agreements	0.83%	1.97%
Short-term FHLB advances	3.91%	4.05%
During the first quarter of 2007, the Corporation borrowed $19 million in a wholesale structured repurchase agreement. The interest rate on this borrowing was tied to the three month Libor rate less 250 basis points and adjusted quarterly until March 3, 2008, when the borrowing changed to a fixed interest rate of 4.95% until March 2, 2017. The repurchase agreement became callable quarterly after March 2, 2008.
In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to attempt to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. The advances are collateralized by residential and commercial mortgage loans under a specific collateral agreement totaling approximately $211.1 million and $240.1 million at June 30, 2009 and December 31, 2008, respectively. Long-term advances comprised advances with maturities from July 2010 to June 2016 with an average duration of approximately 3.8 years.
FHLB advances outstanding at June 30, 2009 were as follows:

	Fair Value	Average rate
	at end of period	at end of period
	(In thousands, except percentages)
Short-term FHLB advances	$36,000	3.91%
Long-term FHLB advances	$61,700	4.71%

	$97,700	4.41%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Liquidity and Capital Resources
The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests providing for liability outflows and managing interest rate margins requires continuous analysis to attempt to match the maturities and repricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by a $15.0 million in available credit with the FHLB, unpledged securities and cash and cash equivalents. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of June 30, 2009, unused commitments comprised $78.5 million. The Bank has $181.5 million in time deposits coming due within the next twelve months from June 30, 2009, which includes brokered, internet and municipal time deposits. At June 30, 2009, the Bank had $147.3 million in brokered certificates of deposit, of which $109.1 million is due within one year or less. Additionally, at June 30, 2009, municipal time deposits were $9.0 million. Municipal time deposits typically have maturities less than three months.
Following are regulatory capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

	June 30,		December 31,
	2009		2008		Minimum Ratio	Ratio
					for Capital	to be
	Capital	Ratio	Capital	Ratio	Adequacy Purposes	“Well Capitalized”
	(In thousands, except percentages)
Tier I capital to risk-weighted assets
Consolidated	$40,280	9.70%	$45,054	10.41%	4%	NA
Bank only	40,498	9.73%	39,928	9.28%	4%	6%

Total capital to risk-weighted assets
Consolidated	$53,457	12.88%	$57,199	13.22%	8%	NA
Bank only	45,789	10.99%	45,338	10.54%	8%	10%

Tier I capital to average assets
Consolidated	$40,280	7.21%	$45,054	8.21%	4%	NA
Bank only	40,498	7.26%	39,928	7.30%	4%	5%
Management believes that the current capital position, as well as income from operations, loan repayments and other sources of funds, will be adequate to meet our short and long term liquidity needs.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table shows the changes in stockholders’ equity for the six months ended June 30, 2009:

				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive	Total
	Stock	Stock	Earnings	Income/(Loss)	Equity
Beginning balance, January 1, 2009	$3,050	$32,125	$(516)	$(265)	$34,394

Issuance of preferred stock	500	—	—	—	500
Cash dividend on preferrred shares	—	—	(155)	—	(155)
SFAS 123R expensing of options	—	40	—	—	40
Net loss	—	—	(2,346)	—	(2,346)
Change in unrealized gain/loss	—	—	—	59	59

Ending balance, June 30, 2009	$3,550	$32,165	$(3,017)	$(206)	$32,492

Total stockholders’ equity of $33.5 million at June 30, 2009, decreased $882,000 from December 31, 2008 primarily as a result of the first quarter loss of $1.5 million, partially offset by a $500,000 increase from the sale of preferred stock, a $191,000 increase in other comprehensive income and the effect of SFAS 123R expensing of stock options. Additional items reducing stockholders’ equity included the first dividend payment on the preferred stock.
In December 2008 and the first quarter of 2009, the Corporation raised a total of approximately $3.6 million in new capital through a private offering of its newly authorized series of preferred stock, designated as Series A Noncumulative Convertible Perpetual Preferred Stock (“Series A Preferred Stock”). The Corporation sold 3,550 shares of Series A Preferred Stock to investors at a purchase price of $1,000 per share for an aggregate offering price of $3,550,000. The Series A Preferred Stock can be converted into common stock of the Corporation at any time by the holders, or by the Corporation in certain circumstances, at an initial conversion price of $10.00 per share of common stock, subject to adjustment and certain limitations. Dividends on the Series A Preferred Stock are payable quarterly in arrears, if declared by the Corporation’s Board of Directors, at a rate of 12.00% per year on the liquidation preference of $1,000 per share. Dividends on the Series A Preferred Stock are noncumulative.
Net Interest Income
Net interest income before the provision for loan losses for the second quarter of 2009 increased to $3.1 million, compared to $2.8 million for the second quarter of 2008. Net interest margin increased from 2.28% in the second quarter of 2008 to 2.41% in the second quarter of 2009. Net interest income before the provision for loan losses for the first six months of 2009 was $5.9 million, compared to $5.5 million for the first six months of 2008. Negatively affecting net interest income and net interest margin in the first quarter and first six months of 2009 was the reversal and non-recognition of interest income on nonaccrual loans which totaled approximately 53 basis points of total net interest margin for the second quarter of 2009 and 51 basis points for the first six months of 2009. The growth in net interest margin and net interest income was primarily attributable to the lowered cost of the Bank’s funds from its significant growth in non-interest bearing checking accounts, which increased $16.0 million from December 31, 2008.

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

	Three Months Ended			Six Months Ended
	June 30, 2009 vs. 2008			June 30, 2009 vs. 2008
		Increase (Decrease)			Increase (Decrease)
		Due to Changes In			Due to Changes In
		Volume			Volume
	Total	and Both	Rate	Total	and Both	Rate
	(In thousands)
Earning Assets — Interest Income:
Loans	$(47)	$1	$(48)	$(296)	$(17)	$(279)
Securities, including trading	(284)	(232)	(52)	(287)	(131)	(156)
Federal funds sold	280	593	(313)	49	990	(941)

Total	(51)	362	(413)	(534)	842	(1,376)

Deposits and Borrowed Funds — Interest Expense:
NOW and money market accounts	(102)	(19)	(83)	(313)	(56)	(257)
Savings deposits	(50)	(8)	(42)	(83)	(12)	(71)
Time deposits	(210)	319	(529)	(594)	507	(1,101)
FHLB advances and repurchase agreements	(90)	(25)	(65)	(91)	31	(122)
Subordinated debentures	95	(171)	266	106	(327)	433

Total	(357)	96	(453)	(975)	143	(1,118)

Net Interest Income	$306	$266	$40	$441	$699	$(258)

The average yield earned on interest earning assets for the second quarter of 2009 was 5.73% compared to 5.98% for the second quarter of 2008. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment, for the second quarter of 2009 was 6.14% compared to 6.46% during the second quarter of 2008. The overall decrease in the loan portfolio yield was attributable to a substantial and historical drop in market interest rates both short and long-term. The commercial, commercial real estate and home equity line loans that repriced with prime interest rate changes totaled approximately $120 million at June 30, 2009.
The average yield earned on interest earning assets for the first six months of 2009 was 5.70% compared to 6.04% for the first six months of 2008. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment, for the first six months of 2009 was 6.08% compared to 6.56% during the first six months of 2008. The overall decrease in the loan portfolio yield for the first six months of 2009 compared to the first six months of 2008 was again attributable to a substantial and historical drop in market interest rates both short and long-term.
The average rate paid on interest bearing liabilities for the second quarter of 2009 was 3.70% compared to 4.09% in the second quarter of 2008. The decrease in average rate was due to the overall decline in the rate paid on interest bearing liabilities, primarily as a result of the historic decrease in market interest rates short and long-term. The decrease in the average rate for NOW and money market accounts for the second quarter of 2009 was primarily attributable to the drop in short term interest rates, with the average rate moving to 0.72% during the second quarter of 2009 from 1.43% in the second quarter of 2008. The average rate paid on savings deposits also decreased, moving to 0.60% for the second quarter of 2009 from 1.77% in the second quarter of 2008. The rate paid on the total time deposit portfolio decreased to 3.68% for the second quarter of 2009, from 4.56% for the same time period in 2008 also due to the decrease in short term interest rates, although the highly competitive interest rates paid amongst local financial institutions has had the effect of keeping these rates higher than would have typically been expected. The rate paid on FHLB advances and repurchase agreements

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
decreased to 4.14% in the second quarter of 2009 from 4.32% in the second quarter of 2008 and had the least rate movement of interest bearing liabilities, as many of FHLB advance instruments have relatively long maturities. The average rate paid on the subordinated debenture increased in the second quarter of 2009 to 6.71% from 4.68% in the second quarter of 2008. The yield on the subordinated debenture is calculated based on the original face of the obligation versus the fair value of the instrument recorded under SFAS 159. The change in yield between the respective quarterly periods was due to the unwinding of an associated interest rate swap as detailed in note 5 of the Notes to Consolidated Financial Statement included in this report.
The average rate paid on interest bearing liabilities for the first six months of 2009 was 3.76% compared to 4.22% for the first six months of 2008. The decrease in average rate was due to the overall decline in the rate paid on interest bearing liabilities, primarily as a result of the historic decrease in market interest rates short and long-term. The decrease in the average rate for NOW and money market accounts for the first six months of 2009 was primarily attributable to the drop in short term interest rates, with the average rate moving to 0.81% during the first six months of 2009 from 1.83% in the first six months of 2008. The average rate paid on savings deposits also decreased, moving to 0.66% for the first six months of 2009 from 1.80% in the first six months of 2008. The rate paid on the total time deposit portfolio decreased to 3.79% for the first six months of 2009, from 4.69% for the same time period in 2008, also due to the decrease in short term interest rates. The rate paid on FHLB advances and repurchase agreements decreased to 4.12% in the first six months of 2009 from 4.29% in the first six months of 2008 and had the least rate movement of interest bearing liabilities as many of FHLB advance instruments have relatively long maturities. The average rate paid on the subordinated debenture increased in the first six months of 2009 to 6.71% from 5.49% during the first six months of 2008. The yield on the subordinated debenture is calculated based on the original face of the obligation versus the fair value of the instrument recorded under SFAS 159. The change in yield between the respective quarterly periods was due to the unwinding of an associated interest rate swap.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Average Balance Sheet
The following tables show the Corporation’s consolidated average balances of assets, liabilities and stockholders’ equity, the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin for the three month periods ended June 30, 2009 and 2008. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees.

	Three Months Ended June 30,
	2009			2008
			Average			Average
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(In thousands)
Assets
Loans	$434,415	6,653	6.14%	$396,698	$6,373	6.46%
Securities	76,304	805	4.22%	98,381	1,089	4.43%
Federal funds sold	11,721	7	0.24%	10,220	54	2.13%
Total Earning Assets /
Total Interest Income /
Average Yield	522,440	7,465	5.73%	505,299	7,516	5.98%

Cash and due from banks	11,231			8,281
All other assets	26,744			24,462

Total Assets	$560,415			$538,042

Liabilities & Stockholders’ Equity
NOW and money market accounts	$36,671	66	0.72%	$47,364	168	1.43%
Savings deposits	8,688	13	0.60%	14,282	63	1.77%
Time deposits	275,207	2,524	3.68%	241,273	2,734	4.56%
FHLB advances and repurchase agreements	140,355	1,448	4.14%	143,045	1,538	4.32%
ESOP Loan	—	—	—	19	0	6.00%
Subordinated debentures	11,945	311	10.44%	18,557	216	4.68%

Total Interest Bearing Liabilities/
Total Interest Expense / Average
Interest Rate Spread	472,866	4,362	3.70%	464,540	4,719	4.09%

Noninterest bearing deposits	50,282			38,112
All other liabilities	3,401			1,451
Stockholders’ equity	33,866			33,939

Total Liabilities & Equity	$560,415			$538,042

Net Interest Income		$3,103			$2,797

Net interest rate spread			2.03%			1.89%
Net Interest Margin (Net Interest Income / Total Earning Assets)			2.38%			2.22%
Net Interest Margin (fully taxable equivalent)			2.41%			2.28%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

	Six Months Ended June 30,
	2009			2008
			Average			Average
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(In thousands)
Assets
Loans	$428,378	12,913	6.08%	$394,338	$12,864	6.56%
Securities	84,819	1,857	4.38%	93,948	2,144	4.56%
Federal funds sold	9,385	13	0.28%	21,040	309	2.95%
Total Earning Assets /
Total Interest Income /
Average Yield	522,582	14,783	5.70%	509,326	15,317	6.04%

Cash and due from banks	11,536			8,309
All other assets	26,277			24,187

Total Assets	$560,395			$541,822

Liabilities & Stockholders’ Equity
NOW and money market accounts	$37,321	151	0.81%	$50,743	462	1.83%
Savings deposits	9,114	30	0.66%	12,652	113	1.80%
Time deposits	275,257	5,175	3.79%	247,170	5,770	4.69%
FHLB advances and repurchase agreements	142,242	2,903	4.12%	140,444	2,994	4.29%
ESOP Loan	—	—	—	25	1	8.04%
Subordinated debentures	12,129	613	6.71%	18,557	507	5.49%

Total Interest Bearing Liabilities/
Total Interest Expense / Average
Interest Rate Spread	476,063	8,872	3.76%	469,591	9,847	4.22%

Noninterest bearing deposits	46,482			36,142
All other liabilities	3,428			2,268
Stockholders’ equity	34,422			33,821

Total Liabilities & Equity	$560,395			$541,822

Net Interest Income		$5,911			$5,470

Net interest rate spread			1.94%			1.83%
Net Interest Margin (Net Interest Income / Total Earning Assets)			2.28%			2.16%
Net Interest Margin (fully taxable equivalent)			2.31%			2.23%
Provision for Loan Losses
We recorded a $2.7 million provision for loan losses in the second quarter of 2009 and $5.3 million for the first six months of 2009. The provision is based upon management’s review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. In addition, net charge-offs for the first six months of 2009 totaled $2.8 million, or 1.31% of total average loans on an annualized basis. Total nonaccruing loans and loans past due 90 days or more and still accruing interest totaled $32.4 million, or 7.85% of total loans at June 30, 2009 compared to $17.6 million, or 4.33% at December 31, 2008. The allowance for loan losses at June 30, 2009 was $9.8 million, or 2.38%, versus $7.3 million, or 1.80% at December 31, 2008.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Noninterest Income
Noninterest income was $2.8 million for the second quarter of 2009, increasing $633,000, or 29.3%, from the second quarter of 2008. The increase was primarily related to an increase from the gains on the sale of residential mortgage loans which increased $860,000 over the respective period. Gains recorded from the change in fair market value of assets and liabilities as measured under Statement of Financial Accounting Standards (SFAS) 159 during the second quarter of 2009 was similar to the amount recorded in the second quarter of 2008. The increases recorded during both quarterly periods have been largely attributable to the fair value of the subordinated debenture connected with the issuance of trust preferred securities. The net change in fair value associated with all instruments recorded under SFAS 159 totaled $1.1 million for the first six months of 2009, versus $3.0 million for the first six months of 2008. The dramatic widening of market credit spreads for subordinated debentures and trust preferred securities changed the relative fair value of this financial liability dramatically. Changes in credit spreads are not easily predictable and may cause adverse changes in the fair value of this instrument and a possible loss of income in the future. Fiduciary income was $82,000 for the second quarter of 2009, decreasing $16,000 or 16.3%, from the second quarter of 2008 as a result of market declines in assessable assets held under management. Deposit service charge income of $95,000 decreased $47,000, or 33.1%, from the second quarter of 2008 from lower overdraft activity. Mortgage banking income comprised primarily of gains on the sale of residential mortgages was $1.3 million for the second quarter of 2009. The increase of $860,000, or 200.0%, from the second quarter of 2008 was reflective of the sizeable growth in the secondary market sales of government FHA and FNMA mortgages, spurred from low mortgage interest rates at the beginning of the second quarter of 2009. Net realized gains from the sale of securities was $228,000 for the second quarter of 2009 and was attributable to restructuring activities in the available for sale securities portfolio.
Noninterest Expense
Noninterest expense was $4.5 million for the second quarter of 2009, increasing $698,000 or 18.6% from the second quarter of 2008. Salaries, benefits and payroll taxes of $2.2 million for the second quarter of 2009 increased $414,000 from the second quarter of 2008 solely from expanded activity and related commissions in the Bank’s mortgage banking subsidiary. Net occupancy expense for the second quarter was $417,000 compared to $452,000 for the second quarter of 2008 which was a $33,000, or 7.7%, decrease, primarily from a reduction in depreciation expense. Other operating expense was $1.8 million for the second quarter of 2009, which was an increase of $319,000 for the quarter. The largest reason for the increase was the special FDIC insurance assessment of $250,000. Increases from the costs associated with write downs on other real estate and repossessed collateral also contributed to the increase in other expense for the second quarter of 2009 compared to the second quarter of 2008.
Noninterest expense was $8.3 million for the first six months of 2009, increasing $1.0 million or 13.9% from the first six months of 2008. Salaries, benefits and payroll taxes of $4.2 million for first six months of 2009 increased $514,000 from the first six months of 2008 solely from expanded activity and related commissions in the Bank’s mortgage banking subsidiary as the majority of the variance occurred in the second quarter. Net occupancy expense for the first six months was $880,000 compared to $913,000 for the first six months of 2008 which was a $33,000, or 7.7% decrease primarily from a reduction in depreciation expense. Other operating expense was $3.3 million for the first six months of 2009, which was an increase of $534,000 compared to the first six months of 2008. The largest reason for the increase was the special FDIC insurance assessment of $250,000 and general overall increases in the FDIC regular premiums. Increases from the costs associated with write downs on other real estate and repossessed collateral also contributed to the increase in other expense for the first six months of 2009 compared to 2008.
Provision for Income Taxes
We had a federal income tax benefit of $459,000 for the second quarter of 2009 compared to a federal income tax expense of $39,000 in the second quarter of 2008. The change was primarily attributable to the pretax loss recorded in the second quarter of 2009 compared to the second quarter of 2008. The federal income tax benefit recorded for the first six months of 2009 was $1.3 million compared to a federal income tax expense of $15,000 for the first six months of 2008. The difference was also attributable to a pretax loss position for the first six months of 2009 compared to pretax income for the first six months of 2008. Also affecting tax income are differences arising from tax exempt income due to investments in bank qualified tax-exempt securities and the Bank’s ownership of bank owned life insurance (BOLI). The increase in cash surrender value of BOLI is exempt from federal income tax. The Corporation has greatly reduced the level of bank qualified tax-exempt bonds during the past twelve month period.

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table presents an analysis of our interest-sensitivity static gap position at June 30, 2009. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At June 30, 2009, we are considered asset sensitive in the time interval of the first three months. We are also considered to be slightly liability sensitive at the one year accumulated gap position.

			After Three		After One
	Within		Months But		Year But		After
	Three		Within		Within		Five
	Months		One Year		Five Years		Years		Total
	(In thousands)
Interest earning assets:
Excess cash and fed funds sold	$994		$—		$—		$—		$994
Securities, at amortized cost	5,467		13,497		26,741		21,853		67,558
FHLB stock	—		5,877		—		—		5,877
Loans (including held for sale)	117,826		97,021		171,604		35,113		421,564

Total	124,287		116,395		198,345		56,966		$495,993

Interest bearing liabilities
NOW and money market accounts	18,005		5,872		10,825		1,072		35,774
Savings deposits	527		2,283		5,971		—		8,781
Jumbo time deposits	45,003		113,180		65,099		—		223,282
Time deposits < $100,000	7,302		15,990		28,235		—		51,527
Repurchase agreements	21,420		—		19,000		—		40,420
FHLB	6,000		30,000		35,500		26,200		97,700
Subordinated debentures	—		—		—		18,557		18,557

Total	98,257		167,325		164,630		45,829		$476,041

Rate sensitivity gap	$26,030		$(50,930)		$33,715		$11,137

Cumulative rate sensitivity gap			$(24,900)		$8,815		$19,952

Rate sensitivity gap ratio	1.26	x	0.70	x	1.20	x	1.24	x

Cumulative rate sensitivity gap ratio			.91	x	1.02	x	1.04	x
The Bank also evaluates interest rate risk using a simulation model. The use of simulation models to assess interest rate risk is an accepted industry practice, and the results of the analysis are useful in assessing the vulnerability of the Bank’s net interest income to changes in interest rates. However, the assumptions used in the model are oversimplifications and not necessarily representative of the actual impact of interest rate changes. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds of various loan and investment assets, cash flows and maturities of interest-sensitive assets and liabilities, and changes in market conditions impacting loan and deposit volumes and pricing. These assumptions are inherently uncertain, and subject to fluctuation and revision in a dynamic environment. Therefore, the model cannot precisely estimate future net interest income or exactly predict the impact of higher or lower interest rates. Actual results may differ from simulated results due to, among other factors, the timing, magnitude, and frequency of interest rate changes, changes in market conditions and management’s pricing decisions and customer reactions to those decisions.

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
As of June 30, 2009, the table below reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast. Interest rate risk is a potential loss of income and/or potential loss of economic value of equity. Rate sensitivity is the measure of the effect of changing interest rates on the Bank’s net interest income or the net interest spread. The policy of the Bank is to risk no more than 10% of its net interest income in a changing interest rate scenario of +/- 200 basis points over a one-year simulation period. Furthermore, no more than 15% of net interest income can be projected at risk in a scenario of +/- 300 basis points over a one-year simulation period.

Percentage Change
Interest Rate Scenario	In Net Interest Income
Interest rates up 300 basis points	-4.2%
Interest rates up 200 basis points	-1.8%
Interest rates up 100 basis points	-0.6%
Base Case	—
Interest rates down 100 basis points	3.6%
Interest rates down 200 basis points	7.8%
Interest rates down 300 basis points	-2.3%
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Asset/Liability Management” discussion under Part I, Item 2 above.
Item 4T. Controls and Procedures
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (“Act”)) as of June 30, 2009, was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as in effect at June 30, 2009 were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     The recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) authorizes the U.S. Treasury Department (the “Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, the Treasury has purchased preferred equity securities from participating institutions. The EESA and subsequent legislation also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2013.
     The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, the Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. In addition, the Treasury recently announced its Financial Stability Plan to attack the current credit crisis, and President Obama has signed into law the American Recovery and Reinvestment Act. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system, improve the flow of credit and foster an economic recovery. The regulatory and legislative initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

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
     At of June 30, 2009, approximately 85.8% of the book value of our loan portfolio consisted of loans secured by various types of real estate. Substantially all of our real property collateral is located in Michigan. A decline in real estate values has reduced the value of the real estate collateral securing our loans and increased the risk that we would incur losses if borrowers defaulted on their loans. Continued declines in real estate sales and prices coupled with a further economic slowdown or deeper recession and an associated increase in unemployment could result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits, which may cause us to incur losses, adversely affect our capital and hurt our business. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.
Our business is subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.
Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.
Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the project is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. At June 30, 2009, commercial real estate loans, excluding construction and development loans, totaled approximately 63.6% of our total loan portfolio.
Repayment of our commercial and industrial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value.
Our commercial and industrial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Adverse changes in the local economic conditions impacting our business borrowers can be expected to have a negative effect on our results of operations and capital. At June 30, 2009, commercial and industrial loans totaled approximately 12.4% of our total loan portfolio.
Our construction and land development loans are based upon estimates of costs to construct and value associated with the completed project.
These estimates may be inaccurate. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, upon the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of the construction cost is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of the project. At June 30, 2009, construction and development loans totaled approximately 4.4% of our total loan portfolio.
Our consumer loans generally have a higher risk of default than our other loans.
Consumer loans entail greater risk than our other loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy, all of which increase when the economy is weak. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At June 30, 2009, consumer loans, including credit card loans, totaled approximately 1.8% of our total loan portfolio.
We may elect, or be required, to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.
     For the six months ended June 30, 2009, we recorded a provision for loan losses of $5.3 million, compared to $3.0 million for the six months ended June 30, 2008, which has adversely affected our results of operations for the first six months of 2009. We also recorded net loan charge-offs of $2.8 million for the six months ended June 30, 2009, compared to $2.4 million for the six months ended June 30, 2008. We are experiencing increasing loan delinquencies and credit losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy. In addition, slowing sales in certain housing markets have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies. We have modified $10.2 million of loans, predominantly commercial and commercial real estate loans, which we identified as possibly becoming nonperforming. At June 30, 2009, our total non-performing loans, which excludes these modified loans, had increased to $32.3 million compared to $17.6 million at December 31, 2008. If current trends in the housing and real estate markets continue, coupled with the downsizing of the U.S. auto industry which is significant to the southeastern Michigan region, we expect that we will continue to experience increased delinquencies and credit losses. Moreover, if the recession continues, we expect that it would further negatively impact economic conditions and we could experience significantly higher delinquencies and credit losses. An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations, perhaps materially.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
     In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations. Furthermore, we may elect to increase our provision for loan losses in light of our assessment of economic conditions and other factors from time to time. For example, as described under the risk factor “ — We may elect, or be required, to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations” above, we increased our provision for loan losses during the first six months of 2009, which adversely affected our results of operations. We may elect, or be required, to make further increases in our quarterly provision for loan losses in the future, particularly if economic conditions continue to deteriorate, which may have a material adverse effect on our financial condition and results of operations.
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
     Our deposit insurance expense for the first six month ended June 30, 2009 was $555,000 compared to $139,000 for the same period in 2008. Deposit insurance premiums are expected to continue to increase in 2009 due to recent strains on the FDIC deposit insurance fund resulting from the cost of large bank failures and increase in the number of troubled banks.
     The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the FDIC. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.
     The rule also includes authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.
     In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule, effective April 1, 2009, imposing on every insured institution a special assessment equal to 5 basis points on assets as of June 30, 2009, to be collected on September 30, 2009. The special assessment rule also authorizes the FDIC to impose additional special assessments if the reserve ratio of the FDIC is estimated to fall to a level that the FDIC’s board believes would adversely affect public confidence or that is close to zero or negative. Any additional special assessment would be an amount up to 10 basis points for the quarter in which it is imposed and would be collected at the end of the following quarter.
Our funding sources may prove insufficient to fund our balance sheet activities, replace deposits at maturity and support our future growth.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
     Historically we relied on wholesale borrowings to help fund our lending activities. We borrow on a collateralized basis from the Federal Home Loan Bank of Indianapolis, or the FHLB. At June 30, 2009, we had outstanding approximately $97.7 million of FHLB advances, $274.8 million in certificates of deposit (which included $147.3 million of brokered certificates of deposit and $9.0 million in municipal deposits) and an additional $68.2 million in unused liquidity. Unused liquidity comprised Fed Funds sold, usable cash at correspondent banks, unpledged available for sale and trading securities and available advances at the FHLB. Our liquidity would be negatively affected if we no longer had access to these funds. Actions by the FHLB, or limitations on our available collateral, or adverse regulatory action against us may reduce or eliminate our borrowing capacity or may limit our ability to continue to attract deposits at competitive rates. Such events could have a material adverse impact on our results of operations and financial condition.
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
FORM 10-Q (continued)
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
Item 4. Submission of Matters to a Vote of Security Holders.
On May 19, 2009, Community Central Bank Corporation held its Annual Meeting of Stockholders (“Meeting”). The following matters were voted on at the Meeting.
Election of the following persons as directors of the Corporation for terms to expire in 2012:

Nominee	Votes For	Votes Withheld	Total
Celestina Giles	3,321,999	115,199	3,734,781
David A. Widlak	3,323,675	113,523	3,734,781

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following are the names of the directors (and remaining term) whose term in office continued after the Meeting: Gebran S. Anton (2011); Salvatore Cottone (2010); Joseph F. Jeannette (2011); James T. Mestdagh (2010); Dean S. Petitpren (2010) and John W. Stroh, III (2011).
Item 5. Other Information.
None
Item 6. Exhibits.
See Exhibit Index attached.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2009.

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

11	Computation of Per Share Earnings

31.1	Rule 13a — 14(a) Certification (Chief Executive Officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
31.2	Rule 13a — 14(a) Certification (Chief Financial Officer)

32	Rule 1350 Certifications