Form 10-Q
period 2009-09-30
COMMUNITY CENTRAL BANK CORP
filed 2009-11-16
CIK 1014133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 13, 2009
Common Stock	3,737,181 Shares

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
PART I
Item 1. Financial Statements
Consolidated Balance Sheet

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Assets

Cash and due from banks	$30,622	$9,162
Federal funds sold	773	7,000

Cash and Cash Equivalents	31,395	16,162

Trading securities at fair value option	—	17,463
Securities available for sale, at fair value	64,939	76,552
Securities held to maturity, at amortized cost	3,480	1,515
FHLB stock	5,877	5,877
Residential mortgage loans held for sale	2,625	3,302

Loans
Commercial real estate	279,369	284,811
Commercial and industrial	53,134	38,714
Residential real estate	49,710	54,409
Home equity lines of credit	22,723	21,230
Consumer loans	7,169	7,107
Credit card loans	829	846

Total Loans	412,934	407,117

Allowance for credit losses	(12,195)	(7,315)

Net Loans	400,739	399,802

Net property and equipment	9,129	9,361
Accrued interest receivable	2,190	2,479
Other real estate	6,528	2,913
Goodwill	638	638
Intangible assets, net of amortization	63	80
Cash surrender value of Bank Owned Life Insurance	11,201	10,975
Other assets	7,977	9,831

Total Assets	$546,781	$556,950

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Balance Sheet

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Liabilities

Deposits
Noninterest bearing demand deposits	$59,262	$34,169
NOW and money market accounts	37,190	38,154
Savings deposits	8,962	8,585
Time deposits	265,215	276,468

Total Deposits	370,629	357,376

Repurchase agreements	44,771	39,394
Federal Home Loan Bank advances ($5.0 million at fair value option at 12-31-2008)	87,700	108,200
Accrued interest payable	748	1,050
Other liabilities	2,616	3,779
Subordinated debentures at fair value option	9,842	12,757

Total Liabilities	516,306	522,556

Stockholders’ Equity
Preferred stock (1,000,000 shares authorized, no par value, in total. Series A- liquidation preference $1,000 per share, 7,000 authorized, with 3,550 and 3,050 issued and outstanding as of 9-30-09 and 12-31-08.	3,550	3,050
Common stock (No par value; 9,000,000 shares, authorized, and 3,737,181 and 3,734,781 issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	32,192	32,125
Accumulated deficit	(5,489)	(516)
Accumulated other comprehensive (loss) income	222	(265)

Total Stockholders’ Equity	30,475	34,394

Total Liabilities and Stockholders’ Equity	$546,781	$556,950

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Interest Income
Loans (including fees)	$6,510	$6,378	$19,423	$19,242
Taxable securities	645	954	2,304	2,722
Tax exempt securities	74	141	272	517
Federal funds sold	9	64	22	373

Total interest income	7,238	7,537	22,021	22,854

Interest Expense
NOW and money market accounts	55	175	205	637
Savings deposits	13	73	44	187
Time deposits	2,297	2,639	7,472	8,409
Repurchase agreements and fed funds purchased	327	304	959	823
Federal Home Loan Bank advances	1,015	1,218	3,286	3,692
ESOP loan interest expense	—	—	—	1
Subordinated debentures	311	195	924	702

Total interest expense	4,018	4,604	12,890	14,451

Net Interest Income	3,220	2,933	9,131	8,403
Provision for Credit Losses	4,400	1,084	9,650	4,068

Net Interest Income (Expense) after Provision for Credit Losses	(1,180)	1,849	(519)	4,335

Noninterest Income
Fiduciary income	80	82	245	288
Deposit service charges	110	109	300	383
Net realized security gain	80	84	436	195
Change in fair value of assets/liabilities carried at fair value under SFAS 159	1,313	1,109	2,383	4,120
Mortgage banking income	623	461	2,384	1,341
Other income	251	250	715	1,127

Total noninterest income	2,457	2,095	6,463	7,454

Noninterest Expense
Salaries, benefits and payroll taxes	2,050	1,884	6,231	5,551
Net occupancy expense	424	444	1,304	1,357
Other operating expense	2,439	1,549	5,708	4,284

Total noninterest expense	4,913	3,877	13,243	11,192

Income (loss) Before Taxes	(3,636)	67	(7,299)	597
Income Tax (Benefit)	(1,271)	(37)	(2,588)	(22)

Net income (loss)	$(2,365)	$104	$(4,711)	$619

Dividends declared on preferred shares	107	—	263	—

Net income (loss) available on common shares	$(2,472)	$104	$(4,974)	$619

Per share data:
Basic earnings (loss)	$(0.66)	$0.03	$(1.33)	$0.17

Diluted earnings (loss)	$(0.66)	$0.03	$(1.33)	$0.17

Cash dividends	$—	$0.02	$—	$0.10

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Net Income (Loss) as Reported	($2,365)	$104	($4,711)	$619

Other Comprehensive Income (Loss), Net of Tax
Change in unrealized net gain (loss) on securities available for sale	428	200	487	(120)

Comprehensive Income (loss)	($1,937)	$304	($4,224)	$499

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Operating Activities

Net income (loss)	($4,711)	$619
Adjustments to reconcile net income to net cash flow from operating activities:
Net amortization of security premium	320	60
Net gain on available for sale securities	(436)	(195)
Net gain on instruments at fair value	(2,383)	(4,120)
Provision for credit losses	9,650	4,068
Depreciation expense	483	504
Deferred income tax (benefit) expense	(1,676)	306
ESOP compensation expense	—	42
SFAS 123R option expense	67	33
Decrease in accrued interest receivable	289	142
Decrease in other assets	1,896	4,044
(Decrease) increase in accrued interest payable	(302)	103
Increase (decrease) in other liabilities	(1,163)	328
Decrease in loans sold / held for sale	677	3,486
Increase in other real estate	(3,615)	(1,307)

Net Cash (Used in) Provided By Operating Activities	(904)	8,113
Investing Activities
Sales, maturities, calls and prepayments of securities available for sale	89,201	61,721
Purchases of securities available for sale	(79,824)	(65,538)
Maturities, calls, sales and prepayments of trading securities	24,700	2,646
Transfer and purchase of trading securities	(7,237)	—
Maturities, calls, and prepayments of held to maturity securities	143	119
Purchases of held to maturity securities	(2,088)	(1,265)
Increase in loans	(7,693)	(10,943)
Purchases of property and equipment	(55)	(1,045)
Net Cash (Ussed in) Provided by Investing Activities	17,147	(14,305)

Financing Activities
Net increase in demand and savings deposits	24,506	18,770
Net decrease in time deposits	(11,253)	13,602
Net increase in short term borrowings	5,377	2,506
FHLB advances		13,000
Repayment of FHLB advances	(20,500)	(12,000)
Payment of ESOP debt	—	(33)
Stock options exercised / awarded	—	17
Preferred Stock Issuance	500	—
Preferred Stock dividend paid	(263)	—
Cash dividends paid	—	(358)
Repurchase of stock	623	(7)

Net Cash (Used in) Provided by Financing Activities	(1,010)	35,497

Increase in Cash and Cash Equivalents	15,233	29,305
Cash and Cash Equivalents at the Beginning of the Period	16,162	9,183

Cash and Cash Equivalents at the End of the Period	$31,395	$38,488

Supplemental Disclosure of Cash Flow Information
Interest paid	$13,192	$14,451
Loans transferred to other real estate owned	$5,746	$3,854

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Community Central Bank Corporation
Notes to Consolidated Financial Statements
(unaudited)
1.	The financial statements of Community Central Bank Corporation (the “Corporation”) include the consolidation of its wholly-owned subsidiaries: Community Central Bank (the “Bank”) and Community Central Mortgage Company, LLC (the “Mortgage Company”).
The Corporation’s Consolidated Balance Sheets are presented as of September 30, 2009 and December 31, 2008, and Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2009 and 2008, and Consolidated Statements of Cash Flow for the nine months ended September 30, 2009 and 2008. These unaudited financial statements are for interim periods and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
New Accounting Pronouncements:
In April 2009, the FASB issued a new standard now codified in ASC 820, Fair Value Measurements and Disclosures (formerly Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This standard emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The standard provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The standard also requires increased disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Adoption of this standard in June of 2009 did not have a material effect on the Company’s results of operations or financial position.
In April 2009, the FASB issued a new standard now codified in ASC 825, Financial Instruments (formerly Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This statement amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This statement is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Adoption of this statement at June 30, 2009 did not have an impact on the results of operations or financial position as it only required disclosures included in the footnotes.
In May 2009, the FASB issued a new standard now codified in ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued. The standard is effective for interim or annual periods ending after June 15, 2009. The Company has complied with the disclosure requirements. In accordance with this statement, we have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will comply with the requirements of the Statement beginning in the third quarter of 2009.
In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (ASU 2009-05), which provides amendments to ASC Top 820, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability when traded as an asset or a quoted price for a similar liability when traded as an asset, or another valuation method that is consistent with the principles of ASC Topic 820, Fair Value Measurements and Disclosures. ASU 2009-05 also provides clarification that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The effective date is the first reporting period beginning after issuance. Accordingly, the Corporation will adopt the provisions of ASU 2009-05 in the fourth quarter of 2009. The Corporation does not expect the adoption of the provisions of ASU 2009-05 to have a material effect on the Corporation’s financial condition and results of operations.
2.	Critical Accounting Policies
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
3.	On February 13, 2007, Community Central Bank Corporation issued $18.0 million aggregate liquidation amount of cumulative trust preferred securities through Community Central Capital Trust II, a statutory trust formed by the Corporation for the purpose of issuing the securities (the “Trust II Securities”). The Trust II securities bear a fixed distribution rate of 6.71% per annum through March 6, 2017, and thereafter will bear a floating distribution rate equal to 90-day LIBOR plus 1.65%. The Trust II Securities are redeemable at the Corporation’s option, in whole or in part, at par beginning March 6, 2017, and if not sooner redeemed mature on March 6, 2037. The Trust II Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.
4.	In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, Share-Based Payment (“SFAS 123R”), a revision to Statement No. 123, Accounting for Stock-Based Compensation, codified in ASC 718 Stock Compensation. This standard requires the Corporation to measure the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair calculated value of the awards. The Corporation adopted the provisions of SFAS 123R as of January 1, 2006. The standard provides for a modified prospective application. Under this method, the Corporation began recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Corporation is recognizing the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair value previously calculated for disclosure purposes. Prior periods have not been restated.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The Corporation did not issue options during the third quarter of 2009 or 2008. The total amount of options outstanding at September 30, 2009 was 303,475 shares at a weighted average exercise price of $7.91 per share. During the third quarter of 2009, no options were exercised. During the third quarter of 2009, the Corporation recognized compensation expense for stock options awarded over the vesting period based on the fair value of the options granted. The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model. The expense recorded for the third quarter of 2009 and 2008 is disclosed for comparison below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Stock-based employee compensation expense, net of related tax effects, included in reported net income	$27	$14	$67	$42
5.	Fair Value
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, codified in ASC 825, Financial Instruments. The statement permitted an entity to immediately elect the fair value option for existing eligible items. While not required to adopt the new standard until 2008, the Corporation elected to adopt it in the first quarter of 2007. The Corporation was also required to simultaneously adopt all the requirements under SFAS 157, Fair Value Measurements. As a result of the Corporation’s adoptions, certain financial instruments were valued at fair value using the fair value option. The Corporation adopted the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is now codified under ASC 820, Fair Value Measurements and Disclosures. See Note 1 New Accounting Pronouncements.
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
Fair Value Hierarchy
Under SFAS 157, now codified under ASC 820, Fair Value Measurements, the Corporation groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Investment Securities:
In the first quarter of 2009, the Corporation elected to sell substantially all of the investment securities recorded under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, codified in ASC 825, Financial Instruments, and to unwind the hedging interest rate swap position with the counterparty which resulted in realizing a combined net loss of $400,000 in the first nine months of 2009. This was based on management’s determination that the combination of the securities and interest rate swap would no longer provide a benefit to the Corporation in the current historically low interest rate environment. The Corporation had held the securities and interest rate swap for an extended amount of time under ASC 825, Financial Instruments, the Fair Value Option.
Subordinated Debentures:
Management elected the fair value option for its subordinated debenture. Management considers the subordinated debenture a critical component for future growth and wished to utilize interest rate swaps at that point in time to hedge the risk of this longer term liability. Management elected the fair value option accounting treatment for interest rate swaps because it was less complex than alternative methods and therefore suitable for a community bank with limited resources. Management has elected the fair value option on the subordinated debenture which was issued on February 13, 2007 for $18.6 million. Additionally, an interest rate swap for a like kind notional value was secured, in part, to reduce any volatility associated with the recognition of the fair value option under ASC 825, Financial Instruments, the Fair Value Option. Under the interest rate swap, the Corporation has agreed to receive a fixed rate of 6.71% and pay Libor plus 170 basis points. The debenture carries an interest rate fixed for 10 years at 6.71%, and was originally based on a ten year treasury interest rate swap of 5.06%, plus 165 basis points and was prior to the settlement of the interest rate swap hedging market fluctuations. In the first quarter of 2009, the Corporation elected to unwind the interest rate swap position with the counterparty which resulted in realizing $3.3 million, which represented substantially all of the unrealized gains which had been recorded as noninterest income, under the fair value option through December 31, 2008. This was based on management’s determination that the interest rate swap would no longer provide a benefit to the Corporation.
Management has the intent to utilize the fair value option on selected financial assets and liabilities on a go forward basis.
The valuations of the instruments measured under ASC 820, Fair Value Measurements, for 2007 were measured under a market approach using matrix pricing investment for investment securities and the income approach using observable data for the liabilities reported under ASC 825, Financial Instruments, Fair Value Option. The inputs were observable for the asset and liability yields on commonly quoted intervals based on similar assets and liabilities for level 2 instruments. Community Central Bank Corporation does not have a credit rating through any major credit research credit rating facility. The Trust Preferred Market from which a basis for pricing on the subordinated debenture is arrived at is reflective of changes in the commercial banking environment. The determination of fair value of the subordinated debenture is considered by management to be reflective of the current assessments as to the market for fixed rate trust preferred and subordinated debentures of similar duration and characteristics. During several quarterly periods, the trust preferred market reflected only a small base of participants in the market place. The disarray in the credit markets contributed to the lack of market transactions in this financial instrument. Under ASC 820, Fair Value Measurements and Disclosures, management evaluated factors to determine whether there has been a significant decrease in volume of activity for the liability compared to normal market activity. Based on the factors observable to management contained in ASC 820, Fair Value Measurements and Disclosures, management concluded that quoted prices may not be determinative of fair value. Management also evaluated the circumstances to determine whether the issuance of subordinated debentures and trust preferred securities was orderly based on the weight of evidence available. Based on the factors contained in ASC 820, Fair Value Measurements and Disclosures, management concluded the market for bank subordinated debentures and trust preferred securities was not orderly. Management has used all observable data available, including the market data for subordinated debentures and trust preferred securities traded as assets, to obtain additional observable information. The inputs and valuation techniques used by management to determine fair value included pricing models for like type financial instruments priced to a yield to maturity of that instrument. Management uses market surveys for like type instruments in aiding the valuation process. Management also considers market data for the issuance of subordinated debentures in evaluating the appropriate fair value of the instrument. Multiple inputs are used in the valuation process including assumptions on credit spreads, projected yield curves and other modeling techniques used in pricing financial instruments to determine the fair value after incorporating all known factors and adjustments which may be significant. A determination was made, based upon the significance of unobservable parameters as of September 30, 2009 to the overall

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
fair value measurement, to continue to report the subordinated debentures under level 3 significant unobservable inputs. In addition to the unobservable components, or level 3 components, observable components that can be validated to external sources are part of the validation methodology. The net change in fair value associated with all instruments recorded under ASC 825, Financial Instruments, Fair Value Option, totaled $2.4 million for the first nine months of 2009, versus $4.1 million for the first nine months of 2008. The decrease was primarily related to smaller gains recorded in the fair market value of the subordinated debenture connected with the issuance of trust preferred securities. The dramatic widening of market credit spreads for this instrument favorably impacted the relative fair value of this financial liability. Changes in credit spreads are not easily predictable and may cause adverse changes in the fair value of this instrument and a possible loss of income in the future.
Securities Available for Sale, at Fair Value:
The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (level 2 inputs).

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table presents the financial instruments carried at fair value as of September 30, 2009, and December 31, 2008, by major product category and by the ASC 820 Fair Value Measurements and Disclosures valuation hierarchy. The tables below also contain the changes in fair value for the nine months ended September 30, 2009, and the twelve months ended December 31, 2008, for items measured at fair value pursuant to election of the fair value option.

				Changes in fair value for
				nine months ended September 30,
				2009 measured at fair value
	Fair Value Measurement at			pursuant to election of
	September 30, 2009			the fair value option
		Significant Other	Significant
	Fair Value	Observable	Unobservable
	Measurements	Inputs	Inputs	Other Gains or Losses in
Description	9/30/2009	(Level 2)	(Level 3)	Pretax Income
	(In thousands)

Assets
Trading securities (a)	$—	$—	$—	$(132)
Securities available for sale	64,689	64,689	—	—
Interest rate swap hedging securities (a)	—	—	—	(75)

Liabilities
Subordinated debentures	9,842	—	9,842	2,915
Interest rate swap hedging subordinated debentures (b)	—	—	—	(325)

				$2,383

(a)	In the first quarter of 2009, the Corporation elected to sell substantially all of the investment securities recorded under SFAS 159 and to unwind the interest rate swap position with the counterparty.

(b)	In the first quarter of 2009, the Corporation elected to unwind the interest rate swap position with the counterparty.

				Changes in fair value for
				twelve months ended December 31,
				2008 measured at fair value
	Fair Value Measurement at			pursuant to election of
	December 31, 2008			the fair value option
		Significant Other	Significant
	Fair Value	Observable	Unobservable
	Measurements	Inputs	Inputs	Other Gains or Losses in
Description	12/31/08	(Level 2)	(Level 3)	Pretax Income
	(In thousands)

Assets
Trading securities	$17,463	$17,463	$—	$262
Securities available for sale	76,552	76,552	—	—
Interest rate swap hedging securities	(958)	(958)	—	(417)

Liabilities
Federal Home Loan Bank Advances	—	—	—	(14)
Subordinated debentures	12,757	—	12,757	4,840
Interest rate swap hedging subordinated debentures	3,538	3,538	—	2,870

				$7,541

Interest income and interest expense of the respective financial instruments have been recorded in the consolidated statement of income based on the category of financial instrument.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Changes in level 3 recurring fair value measurements
The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2009 (including the change in fair value), for financial instruments classified by the Corporation within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.
Fair value measurements using significant unobservable inputs

Changes in unrealized gains
(losses) related to financial
For the three		Total realized /	Purchases,	Transfers		instruments for the three
months ended	Fair Value	unrealized	issuances	in and / or	Fair Value	months ended held at
September 30, 2009	July 1, 2009	gains / losses	settlements, net	out of Level 3	September 30, 2009	September 30, 2009

(In thousands)

Subordinated Debentures	$11,155	$1,313	$—	$—	$9,842	$1,313

Changes in unrealized gains
(losses) related to financial
For the nine		Total realized /	Purchases,	Transfers		instruments for the nine
months ended	Fair Value	unrealized	issuances	in and / or	Fair Value	months ended held at
September 30, 2009	January 1, 2009	gains / losses	settlements, net	out of Level 3	September 30, 2009	September 30, 2009

(In thousands)

Subordinated Debentures	$12,757	$2,915	$—	$—	$9,842	$2,915

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Assets Measured at Fair Value on a Nonrecurring Basis
Residential Mortgages Held for Sale
Residential mortgages held for sale are reported at the lower of cost or fair value. The fair value of the residential mortgages held for sale is based on binding quotes from investors.
Impaired Loans
The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, which is now codified under ASC 310, Receivables. The fair value of impaired loans is estimated primarily using collateral value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. The fair value of the collateral is based on an observable market price, current appraised value and management’s estimates of collateral and other market conditions. Due to the lack of market transactions, volatility in pricing and other factors, some of which may be unobservable, the Corporation recorded the impaired loans as nonrecurring level 3.
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
The following table presents assets measured at fair value on a nonrecurring basis at September 30, 2009 and December 31, 2008.

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)			Total Losses for the
					Nine months ended
					September 30, 2009

September 30, 2009
Residential mortgages held for sale	$2,625	$—	$—	$2,625	$—
Impaired loans accounted for under FAS 114	$30,517	$—	$—	$30,517	$7,048
Other real estate owned	$6,528	$—	$—	$6,528	$1,127

					Total Losses for the
					Year ended
					December 31, 2008
December 31, 2008
Impaired loans accounted for under FAS 114	$17,936	$—	$—	$17,936	$4,509
Other real estate owned	$2,913	$—	$—	$2,913	$1,075

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
In accordance with ASC 825, Financial Instruments, the carrying amounts and estimated fair values of financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Financial Assets
Cash and cash equivalents	$31,395	$31,395	$16,162	$16,162
Trading securities (a)	—	—	17,463	17,463
Securities available for sale, at fair value	64,939	64,939	76,552	76,552
Securities held to maturity, at amortized cost	3,480	3,428	1,515	1,494
FHLB stock	5,877	5,877	5,877	5,877
Residential mortgages held for sale	2,625	2,625	3,302	3,302
Loans, net of allowance	400,739	415,586	399,802	416,903
Accrued interest receivable	2,190	2,190	2,479	2,479
Interest Rate Swap	—	—	3,538	3,538

Financial Liabilities
Demand and savings deposits	105,414	105,414	80,908	80,908
Time deposits	265,215	270,526	276,468	286,145
Repurchase agreements	44,771	44,771	39,394	39,394
Federal Home Loan Bank advances	87,700	88,445	108,200	111,738
Accrued interest payable	748	748	1,050	1,050
Subordinated debentures (a)	9,842	9,842	12,757	12,757
Interest Rate Swap	—	—	958	958

(a)	Carried at fair value ASC 825, Financial Instruments, The Fair Value Option for Financial Assets and Liabilities, for the entire category.
Fair values are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis. The discount rates used are estimated using comparable market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs and optionality of such instruments. Considerable judgment is inherently required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented do not necessarily represent amounts that the Corporation could realize in a current market exchange. The following methods and assumptions were used to estimate the fair value of financial instruments:
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
Subordinated debentures: Subordinated debentures are carried at fair value under ASC 825, Financial Instruments, The Fair Value Option.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at September 30, 2009 and December 31, 2008 and the results of operations for the three months and nine months ended September 30, 2009 and 2008. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report.
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
Future factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Deposit Insurance Corporation, Michigan Office of Financial and Insurance Regulation or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses, including further FDIC insurance premiums; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect or result in significant declines in valuation; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Corporation’s reports filed with the Securities and Exchange Commission.
EXECUTIVE SUMMARY
Community Central Bank Corporation is the holding company for Community Central Bank (the “Bank”) in Mount Clemens, Michigan. The Bank opened for business in October 1996 and serves businesses and consumers across Macomb, Oakland, St. Clair and Wayne counties with a full range of lending, deposit, trust, wealth management and Internet banking services. The Bank operates four full service facilities in Mount Clemens, Rochester Hills, Grosse Pointe Farms and Grosse Pointe Woods, Michigan. Community Central Mortgage Company, LLC, a subsidiary of the Bank, operates locations servicing the Detroit metropolitan area and central and northwest Indiana. River Place Trust and Community Central Wealth Management are divisions of Community Central Bank. Community Central Insurance Agency, LLC is a wholly owned subsidiary of Community Central Bank. The Corporation’s common shares trade on The NASDAQ Capital Market under the symbol “CCBD.”
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
The weakness in the economy continues to affect parts of our loan portfolio requiring a higher provision for loan losses. Although our nonperforming loan level continues to pressure our earnings, we continue to proactively deal with loan issues. We continue to focus on strategies to preserve and increase capital, and emphasize segments of operations that are capital efficient, such as our mortgage banking operations, our branch deposit operations as well as our Trust and Wealth divisions. An ongoing effort to increase our core deposits has resulted in a reduction in our cost of funds. During the first nine months of 2009, our deposits increased $13.3 million, with organic deposits increasing $47.8 million, as wholesale deposits decreased $34.6 million. We also decreased Federal Home Loan Bank advances $20.5 million during the first nine months, replacing them with lower cost core deposit funding. We recorded a $4.4 million provision for loan losses in the third quarter of 2009 and $9.7 million for the first nine months of 2009. The provision is based upon management’s review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. In addition, net charge-offs for the first nine months of 2009 totaled $4.8 million, or 1.42% of total average loans on an annualized basis. Total nonaccruing loans and loans past due 90 days or more and still accruing interest totaled $30.5 million, or 7.39% of total loans at September 30, 2009 compared to $32.4 million or 7.85% at June 30, 2009 and $17.6 million, or 4.32% at December 31, 2008. The allowance for loan losses at September 30, 2009 was $12.2 million, or 2.95% of total loans

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
compared to $9.8 million or 2.38% at June 30, 2009 and $7.3 million, or 1.80% at December 31, 2008. In addition to the nonaccrual loans stated above, as of September 30, 2009, restructured loans increased to $15.1 million from $8.2 million at December 31, 2008. At September 30, 2009, of the $15.1 million of loans classified as restructured, $14.3 million were contractually current.
Management is planning on reducing the brokered time deposits and Federal Home Loan Bank advances for the foreseeable future. Management plans to reduce total assets to help increase the capital ratios and thereby increase capital availability for potential future provision expense. The total net interest income of the Corporation will be somewhat negatively affected by the planned decrease in earning assets. The decrease in earning assets should not have a negative effect on net interest margin as the reduction in wholesale funds is a relatively high cost of funds producing relatively compressed interest rate spreads at levels smaller than the current net interest margin.
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
In December 2008 and the first quarter of 2009, the Corporation completed an issuance of $3.6 million in new capital through a private preferred stock offering, with $3.1 million issued in December 2008 and $500,000 issued in the first quarter, 2009.
On October 1, 2009, the Corporation sold 1,000 shares of Series B Preferred Stock to investors for an aggregate purchase price of $1,000,000. The Series B Preferred Stock can be converted into common stock of the Company at any time by the holders, or by the Corporation under certain circumstances, at an initial conversion price of $8.00 per share of common stock, subject to adjustment and certain limitations, as described below. A warrant to purchase shares of the Corporation’s common stock is attached to each share of Series B Preferred Stock. Each warrant represents the right of the holder to purchase 20 shares of the Corporation’s common stock at a purchase price of $5.00 per common share and is exercisable for ten years. Dividends on the Series B preferred stock are payable quarterly in arrears at a rate of 5.00% per annum, if and when declared by the Company’s Board of Directors. Dividends on the Series B preferred shares are cumulative. The Series B preferred shares are convertible into common stock at the option of the holder at an initial conversion price per share of $8.00. On or after August 1, 2010, the preferred stock will be subject to mandatory conversion into common stock under certain circumstances. The additional capital will enhance our capital ratios, which are already above the regulatory requirements for well-capitalized banks. The Company may hold subsequent closings and issue more Series B preferred stock, up to an aggregate of $5.0 million, as additional subscriptions are received.
Assets
At September 30, 2009, the Corporation’s assets totaled $546.8 million, a decrease of $10.2 million or 1.8% from December 31, 2008. Total cash and cash equivalents at September 30, 2009 were $31.4 million, an increase of $15.2 million from December 31, 2008. Management is planning on using the excess liquidity to pay down upcoming maturies of brokered time deposits and Federal Home Loan Bank advances. This will have the effect of reducing the total assets of the Bank and Corporation. Management plans to reduce total assets to help increase the capital ratios. The increase in cash and cash equivalents was attributable to an increase in core deposits attained through the branch system of the Bank.
Loan growth of $5.8 million for the first nine months of 2009 was primarily comprised of commercial and industrial loans which increased $14.4 million. Partially offsetting this growth was a decrease in the commercial real estate portfolio of $5.4 million and the residential mortgage portfolio of $4.7 million. During the second quarter of 2009, the Corporation sold loan participations, at par, of approximately $10.0 million of commercial real estate loans. At September 30, 2009, commercial and commercial real estate loans comprised 80.6% of the total loan portfolio, which is consistent with our current and historical small business focus. The Corporation had approximately $165.6 million in outstanding loans at September 30, 2009, to borrowers in the real estate rental and properties management industry. The growth in the commercial loan portfolio for the first quarter of 2009 was due, in part, to the dislocation of credit worthy businesses from

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
regional banks in our market area as these banks continued to tighten their available credit. Lending activities during the third quarter of 2009 were limited to servicing existing customers only as the Corporation is pursuing strategies to reduce earning assets that require higher levels of capital. Approximately 71.0% of all commercial real estate loans are owner occupied.
At September 30, 2009, $35.0 million or 70.4% of the total residential portfolio was comprised of adjustable rate mortgages. Residential mortgage loans which the Corporation holds in portfolio comprise loans made as an accommodation to existing customers with other banking relationships with the Corporation. The HELOC portfolio totaled $22.7 million at September 30, 2009, an increase of $1.5 million or 7.0% from December 31, 2008. The majority of the increase in the HELOC portfolio related to a small group of new HELOC loans made to high net worth customers. New underwriting guidelines for those HELOC loans carried in the portfolio of the Bank limit loan to value ratios, including prior liens, to 85% of appraised value of the real estate and were adopted during the first quarter of 2008. This represents a decrease from the prior loan to value ratios of 95%. Our consumer loan portfolio, comprised primarily of boat loans, totaled $7.2 million at September 30, 2009, a small increase of $62,000 from December 31, 2008. The small increase in this portfolio was isolated to a loan to a creditworthy high net worth individual, as generally the Corporation is seeking to decrease its exposure in retail based loans as it has experienced an increase in delinquencies and repossessions. The credit card portfolio totaled $829,000 at September 30, 2009, a decrease of $17,000 from December 31, 2008. The Corporation continues to book credit card loans as a customer accommodation, but is not actively marketing this product.
The major components of the loan portfolio are as follows:

	September 30,	Percentage	December 31,	Percentage	Net	Net
	2009	of total loans	2008	of total loans	Change	Change %
	(In thousands, except percentages)

Loans held for sale:
Residential real estate	$2,625		$3,302		$(677)	-20.5%

Loans held in the portfolio:
Commercial real estate	$279,369	67.7%	$284,811	70.0%	$(5,442)	(1.9%)
Commercial and industrial	53,134	12.9%	38,714	9.5%	14,420	37.2%
Residential real estate	49,710	12.0%	54,409	13.4%	(4,699)	(8.6%)
Home equity lines	22,723	5.5%	21,230	5.2%	1,493	7.0%
Consumer loans	7,169	1.7%	7,107	1.7%	62	0.9%
Credit cards	829	0.2%	846	0.2%	(17)	(2.0%)

Total loans	$412,934	100.0%	$407,117	100.0%	$5,817	1.4%

Securities available for sale totaled $64.9 million at September 30, 2009, a decrease of $11.8 million for the first nine months of 2009. The largest changes in the portfolio occurred in the U.S. Agency notes which decreased $12.0 million to zero at September 30, 2009, as a result of calls and sales. Mortgage-backed securities increased $8.7 million to $35.4 million at September 30, 2009, as a result of purchases of Government National Mortgage Association (“GNMA”) securities which carry the full faith and credit of the United States Government. Collateralized mortgage obligations (“CMO”) totaled $21.3 million at September 30, 2009, decreasing from a total of $25.7 million at December 31, 2008. Municipal securities in portfolio totaled $4.5 million at September 30, 2009, a decrease of $7.5 million from December 31, 2008. The portfolio of municipal bonds was reduced for federal income tax considerations through sales, maturities and calls.
At September 30, 2009, our available for sale securities portfolio had a net unrealized gain of $337,000 or 52 basis points of the total portfolio. The Corporation continues to invest in U.S. Government Agency securities, primarily mortgage-backed instruments issued by GNMA, to limit credit risk. The total net realized gain from the sale of available for sale securities totaled $436,000 for the first nine months of 2009 and was the result of portfolio restructuring activity.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The Corporation has less than one percent of the total investment portfolio in non-agency investments.
At September 30, 2009 the Corporation had no securities designated as trading. In the first quarter of 2009, the Corporation elected to sell substantially all of the investment securities recorded under the fair value option and to unwind the interest rate swap position with the counterparty. This was based on management’s determination that the combination of the securities and interest rate swap no longer provided a benefit to the Corporation in the current historically low interest rate environment. The Corporation had held the securities and interest rate swap for an extended amount of time under the fair value option.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table is a summary of our nonperforming loans, restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, other real estate owned and repossessed property.

	September 30,	December 31,
	2009	2008
	(In thousands)

Nonaccrual loans:
Commercial real estate	$23,161	$12,579
Commercial and industrial	876	96
Residential real estate	5,121	3,578
Home equity lines	485	760
Consumer loans	729	571
Credit cards	—	—

Total	30,372	17,584

Accruing loans delinquent more than 90 days:
Commercial real estate	$—	$—
Commercial and industrial	139	—
Residential real estate	—	—
Home equity lines	—	—
Consumer loans	—	—
Credit cards	6	44

Total	145	44

Total nonperforming loans	$30,517	$17,628

Troubled debt restructured loans:
Commercial real estate	$13,316	$6,078
Commercial and industrial	143	1,589
Consumer loans	100	—
Residential real estate	1,525	495

Total	15,084	8,162

Other real estate owned:
Commercial real estate	4,427	2,493
Residential real estate	2,101	420

Total	6,528	2,913

Other repossessed assets — boats	421	976

Total nonperforming loans to total loans	7.39%	4.33%

Allowance for loan losses to nonperforming loans	39.96%	41.19%
In addition, as of September 30, 2009, restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, codified in ASC 470, increased to $15.1 million from $8.2 million at December 31, 2008. A total of $1.6 million and $2.2 million of Troubled Debt Restructurings are classified as nonaccrual loans and reported in total nonaccrual loans for September 30, 2009 and December 31, 2008, respectively. Of those loans reported as troubled debt restructured loans, $14.3 million or 95% were contractually current. The majority of the increase in nonperforming loans from December 31, 2008 related to commercial real estate loans which included a sod farm and a masonry contractor for which the Corporation has designated specific allowances for loan losses.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table shows an analysis of the allowance for loan losses:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2009	2008
	(In thousands)

Balance at beginning of the period	$7,315	$6,403
Charge-offs:
Commercial real estate	3,389	6,895
Commercial and industrial	283	270
Residential real estate	948	426
Home equity lines	208	577
Consumer loans	73	669
Credit cards	48	33

Total charge-offs	4,949	8,870

Recoveries:
Commercial real estate	5	52
Commercial and industrial	79	218
Residential real estate	23	—
Home equity lines	2	1
Consumer loans	70	7
Credit cards	—	2

Total recoveries	179	280

Net charge-offs (recoveries)	4,770	8,590

Provision charged to earnings	9,650	9,502

Balance at the end of the period	$12,195	$7,315

As a percentage of total portfolio loans	2.95%	1.80%

Ratio of net charge-offs during the period to average loans during the period	1.52%	2.17%
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Liabilities
Total deposits of $370.6 million at September 30, 2009 increased $13.3 million, or 3.7%, for the first nine months of 2009. Increases in deposits for the quarter were entirely related to organic growth, as brokered time deposits decreased $34.6 million during this period of time. Noninterest bearing demand accounts totaled $59.3 million at September 30, 2009, an increase of $25.1 million during the first nine months, due to the expanded branch base and selected lending activities whereby the Bank required significantly higher levels of deposits in the new relationship. At September 30, 2009, NOW and savings accounts remained relatively unchanged from December 31, 2008. Money market savings accounts totaled $19.8 million at September 30, 2009, which was a decrease of $4.7 million. The decrease is attributable to the movement of funds into higher rate alternatives such as time deposits in the extremely low rate environment. Conversely, NOW accounts increased $3.7 million due to emphasis on core deposit generation and fluctuations in balances. Time deposits below $100,000 increased $8.3 million for the first nine months of 2009 as a result of the new branch location in Grosse Pointe Woods and our continued emphasis on deposit growth through targeted calling programs and increased community involvement. Time deposits $100,000 and over decreased $19.5 million from a planned decrease in brokered time deposits of $34.6 million. This category of deposits, when measured without the brokered time deposits, increased $15.1 million, from the same factors as the time deposits under $100,000. The Corporation continues to see competitive deposit rates offered by local financial institutions within the geographic proximity of the Bank, which has had the effect of increasing the cost of funds. The Corporation continues to focus on the growth in transactional based deposit accounts which have a much lower interest rate than time deposit products and wholesale forms of funding. The Corporation continues to utilize wholesale forms of funding through the Federal Home Loan Bank and brokered CDs, but expects to reduce this form of funding moving forward as it focuses on organic deposit growth and reduces the total asset size of the Bank.
The major components of deposits are as follows:

		Percentage		Percentage
	September 30,	of total	December 31,	of total	Net	Net
	2009	deposits	2008	deposits	Change	Change %
	(In thousands, except percentages)

Noninterest bearing demand	$59,262	16.0%	$34,169	9.6%	$25,093	73.4%
NOW accounts	17,365	4.7%	13,670	3.8%	3,695	27.0%
Money market accounts	19,825	5.3%	24,484	6.9%	(4,659)	(19.0%)
Savings deposits	8,962	2.4%	8,585	2.4%	377	4.4%
Time deposits under $100,000	51,958	14.0%	43,684	12.2%	8,274	18.9%
Time deposits $100,000 and over	213,257	57.5%	232,783	65.1%	(19,526)	(8.4%)

Total deposits	$370,629	100.0%	$357,375	100.0%	$13,254	3.7%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Short term borrowings at September 30, 2009, consisted of short-term FHLB advances of $29.0 million and securities sold with an agreement to repurchase them the following day of $25.8 million. Following are details of our short-term borrowings for the dates indicated:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Amount outstanding at end of period
Short-term repurchase agreements	$25,771	$20,394
Short-term FHLB advances	$29,000	$25,500

Weighted average interest rate on ending balance
Short-term repurchase agreements	1.50%	1.62%
Short-term FHLB advances	3.77%	3.50%

Maximum amount outstanding at any month end during the year
Short-term repurchase agreements	$25,771	$20,394
Short-term FHLB advances	$37,000	$25,500

Average amount outstanding during the year
Short-term repurchase agreements	$20,411	$13,589
Short-term FHLB advances	$34,000	$17,484

Weighted average interest rate
Short-term repurchase agreements	1.20%	1.97%
Short-term FHLB advances	3.86%	4.05%
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
In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to attempt to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. The advances are collateralized by residential and commercial mortgage loans under a specific collateral agreement totaling approximately $200 million and $240 million at September 30, 2009 and December 31, 2008, respectively. Long-term advances comprised advances with maturities from December 2010 to June 2016 with an average duration of approximately 4.41 years.
FHLB advances outstanding at September 30, 2009 were as follows:

	Fair Value	Average rate
	at end of period	at end of period
	(In thousands, except percentages)

Short-term FHLB advances	$29,000	3.77%
Long-term FHLB advances	$58,700	4.73%

	$87,700	4.41%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Liquidity and Capital Resources
The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests providing for liability outflows and managing interest rate margins requires continuous analysis to attempt to match the maturities and repricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by $15.0 million in available credit with the FHLB, unpledged securities and cash and cash equivalents. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of September 30, 2009, unused commitments comprised $68.2 million. The Bank has $191.7 million in time deposits coming due within the next twelve months from September 30, 2009, which includes brokered, internet and municipal time deposits. At September 30, 2009, the Bank had $131.8 million in brokered certificates of deposit, of which $110.9 million is due within one year or less. Additionally, at September 30, 2009, municipal time deposits were $11.4 million. Municipal time deposits typically have maturities less than three months.
Following are regulatory capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

	September 30,		December 31,		Minimum Ratio	Ratio
	2009		2008		for Capital	to be
	Capital	Ratio	Capital	Ratio	Adequacy Purposes	“Well Capitalized”
		(In thousands, except percentages)

Tier I capital to risk-weighted assets
Consolidated	$35,096	8.66%	$45,054	10.41%	4%	NA
Bank only	36,794	9.03%	39,928	9.28%	4%	6%

Total capital to risk-weighted assets
Consolidated	$49,478	12.21%	$57,199	13.22%	8%	NA
Bank only	41,976	10.30%	45,338	10.54%	8%	10%

Tier I capital to average assets
Consolidated	$35,096	6.44%	$45,054	8.21%	4%	NA
Bank only	36,794	6.77%	39,928	7.30%	4%	5%
Management believes that the current capital position, as well as income from operations, loan repayments and other sources of funds, will be adequate to meet our short and long term liquidity needs.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table shows the changes in stockholders’ equity for the nine months ended September 30, 2009:

				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive	Total
	Stock	Stock	Earnings	Income/(Loss)	Equity

Beginning balance, January 1, 2009	$3,050	$32,125	$(516)	$(265)	$34,394

Issuance of preferred stock	500	—	—	—	500
Cash dividend on preferrred shares	—	—	(262)	—	(262)
SFAS 123R expensing of options	—	67	—	—	67
Net loss	—	—	(4,711)	—	(4,711)
Change in unrealized gain/loss	—	—	—	487	487

Ending balance, September 30, 2009	$3,550	$32,192	$(5,489)	$222	$30,475

Total stockholders’ equity of $30.5 million at September 30, 2009, decreased $3.9 million from December 31, 2008 primarily as a result of a year to date loss of $4.7 million, partially offset by a $500,000 increase from the sale of preferred stock, a $487,000 increase in other comprehensive income and the effect of expensing of stock options. Additional items reducing stockholders’ equity included the first dividend payment on the preferred stock.
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
On October 1, 2009, the Corporation sold 1,000 shares of Series B Preferred Stock to investors for an aggregate purchase price of $1,000,000. The Series B Preferred Stock can be converted into common stock of the Company at any time by the holders, or by the Corporation under certain circumstances, at an initial conversion price of $8.00 per share of common stock, subject to adjustment and certain limitations, as described below. A warrant to purchase shares of the Corporation’s common stock is attached to each share of Series B Preferred Stock. Each warrant represents the right of the holder to purchase 20 shares of the Corporation’s common stock at a purchase price of $5.00 per common share and is exercisable for ten years. Dividends on the Series B preferred stock are payable quarterly in arrears at a rate of 5.00% per annum, if and when declared by the Company’s Board of Directors. Dividends on the Series B preferred shares are cumulative. The Series B preferred shares are convertible into common stock at the option of the holder at an initial conversion price per share of $8.00. On or after August 1, 2010, the preferred stock will be subject to mandatory conversion into common stock under certain circumstances. The additional capital will enhance our capital ratios, which are already above the regulatory requirements for well-capitalized banks. The initial closing of Series B preferred stock resulted in gross proceeds of $1.0 million. The Company may hold subsequent closings and issue more Series B preferred stock, up to an aggregate of $5.0 million.
Net Interest Income
Net interest income before the provision for loan losses for the third quarter of 2009 increased to $3.2 million, compared to $2.9 million for the third quarter of 2008. Net interest margin increased from 2.36% in the third quarter of 2008 to 2.56% in the third quarter of 2009. Net interest income before the provision for loan losses for the first nine months of 2009 was $9.1 million, compared to $8.4 million for the first nine months of 2008. Negatively affecting net interest income and net interest margin in the third quarter and first nine months of 2009 was the reversal and non-recognition of interest income on nonaccrual loans which totaled approximately 41 basis points of total net interest margin for the third quarter of 2009

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
and 41 basis points for the first nine months of 2009. The growth in net interest margin and net interest income was primarily attributable to the lowered cost of the Bank’s funds from its significant growth in non-interest bearing checking accounts, which increased $25.1 million from December 31, 2008.

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

	Three Months Ended			Nine Months Ended
	September 30, 2009 vs. 2008			September 30, 2009 vs. 2008
		Increase (Decrease)			Increase (Decrease)
		Due to Changes In			Due to Changes In
		Volume			Volume
	Total	and Both	Rate	Total	and Both	Rate
	(In thousands)

Earning Assets — Interest Income:
Loans	$132	$256	$(124)	$181	$1,310	$(1,129)
Securities, including trading	(376)	(226)	(150)	(663)	(439)	(224)
Federal funds sold	(55)	3	(58)	(351)	(10)	(341)

Total	(299)	33	(332)	(833)	861	(1,694)

Deposits and Borrowed Funds — Interest Expense:
NOW and money market accounts	(120)	(13)	(107)	(432)	(64)	(368)
Savings deposits	(60)	(12)	(48)	(143)	(25)	(118)
Time deposits	(342)	208	(550)	(937)	736	(1,673)
FHLB advances and repurchase agreements	(180)	(118)	(62)	(270)	(79)	(191)
Subordinated debentures	116	(212)	328	221	(531)	752

Total	(586)	(147)	(439)	(1,561)	37	(1,598)

Net Interest Income	$287	$180	$107	$728	$824	$(96)

The average yield earned on interest earning assets for the third quarter of 2009 was 5.68% compared to 5.91% for the third quarter of 2008. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment, for the third quarter of 2009 was 6.27% compared to 6.39% during the third quarter of 2008. The overall decrease in the loan portfolio yield was attributable to a substantial and historical drop in market interest rates both short and long-term. The commercial, commercial real estate and home equity line loans that repriced with prime interest rate changes totaled approximately $120 million during the three months ended September 30, 2009.
The average yield earned on interest earning assets for the first nine months of 2009 was 5.68% compared to 6.00% for the first nine months of 2008. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment, for the first nine months of 2009 was 6.12% compared to 6.50% during the first nine months of 2008. The overall decrease in the loan portfolio yield for the first nine months of 2009 compared to the first nine months of 2008 was again attributable to a substantial and historical drop in market interest rates both short and long-term.
The average rate paid on interest bearing liabilities for the third quarter of 2009 was 3.52% compared to 3.92% in the third quarter of 2008. The decrease in average rate was due to the overall decline in the rate paid on interest bearing liabilities, primarily as a result of the historic decrease in market interest rates short and long-term. The decrease in the average rate for NOW and money market accounts for the third quarter of 2009 was primarily attributable to the drop in short term interest rates, with the average rate moving to 0.57% during the third quarter of 2009 from 1.43% in the third quarter of 2008. The average rate paid on savings deposits also decreased, moving to 0.58% for the third quarter of 2009 from 1.67% in the third quarter of 2008. The rate paid on the total time deposit portfolio decreased to 3.45% for the third quarter of 2009, from 4.36% for the same time period in 2008 also due to the decrease in short term interest rates, although

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
the highly competitive interest rates paid amongst local financial institutions has had the effect of keeping these rates higher than would have typically been expected. The rate paid on FHLB advances and repurchase agreements decreased to 4.08% in the third quarter of 2009 from 4.25% in the third quarter of 2008 and had the least rate movement of interest bearing liabilities, as many of the FHLB advance instruments have relatively long maturities. The average rate paid on the subordinated debenture increased in the third quarter of 2009 to 6.71% from 4.18% in the third quarter of 2008. The yield on the subordinated debenture is calculated based on the original face amount of the obligation versus the fair value of the instrument recorded under the fair value option. The change in yield between the respective quarterly periods was due to the unwinding of an associated interest rate swap as detailed in note 5 of the Notes to Consolidated Financial Statements included in this report.
The average rate paid on interest bearing liabilities for the first nine months of 2009 was 3.67% compared to 4.12% for the first nine months of 2008. The decrease in average rate was due to the overall decline in the rate paid on interest bearing liabilities, primarily as a result of the historic decrease in market interest rates short and long-term. The decrease in the average rate for NOW and money market accounts for the first nine months of 2009 was primarily attributable to the drop in short term interest rates, with the average rate moving to 0.72% during the first nine months of 2009 from1.71% in the first nine months of 2008. The average rate paid on savings deposits also decreased, moving to 0.65% for the first nine months of 2009 from 3.67% in the first nine months of 2008. The rate paid on the total time deposit portfolio decreased to 3.67% for the first nine months of 2009, from 4.58% for the same time period in 2008, also due to the decrease in short term interest rates. The rate paid on FHLB advances and repurchase agreements decreased to 4.09% in the first nine months of 2009 from 4.27% in the first nine months of 2008 and had the least rate movement of interest bearing liabilities as many of the FHLB advance instruments have relatively long maturities. The average rate paid on the subordinated debenture increased in the first nine months of 2009 to 6.71% from 5.05% during the first nine months of 2008. The yield on the subordinated debenture is calculated based on the original face amount of the obligation versus the fair value of the instrument recorded under the fair value option. The change in yield between the respective quarterly periods was due to the unwinding of an associated interest rate swap.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Average Balance Sheet
The following tables show the Corporation’s consolidated average balances of assets, liabilities and stockholders’ equity, the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin for the three month periods ended September 30, 2009 and 2008. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees.

	Three Months Ended September 30,
	2009			2008
			Average			Average
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(In thousands)
Assets
Loans	$416,713	6,510	6.27%	$397,111	$6,378	6.39%
Securities	73,247	719	3.93%	96,414	1,095	4.55%
Federal funds sold	20,840	9	0.17%	14,140	64	1.80%
Total Earning Assets / Total Interest Income / Average Yield	510,800	7,238	5.68%	507,665	7,537	5.91%

Cash and due from banks	10,807			8,684
All other assets	25,483			24,564

Total Assets	$547,090			$540,913

Liabilities & Stockholders’ Equity
NOW and money market accounts	$38,961	55	0.57%	$48,162	175	1.45%
Savings deposits	8,941	13	0.58%	17,358	73	1.67%
Time deposits	266,745	2,297	3.45%	240,957	2,639	4.36%
FHLB advances and repurchase agreements	132,010	1,342	4.08%	142,481	1,522	4.25%
ESOP Loan	—	—	—	7	—	6.00%
Subordinated debentures	11,140	311	6.71%	14,528	195	4.18%

Total Interest Bearing Liabilities/ Total Interest Expense / Average Interest Rate Spread	457,797	4,018	3.52%	463,493	4,604	3.92%

Noninterest bearing deposits	52,903			40,150
All other liabilities	3,681			4,112
Stockholders’ equity	32,709			33,158

Total Liabilities & Equity	$547,090			$540,913

Net Interest Income		$3,220			$2,933

Net Interest rate spread			2.16%			1.99%
Net Interest Margin (Net Interest Income / Total Earning Assets)			2.53%			2.30%
Net Interest Margin (fully taxable equivalent)			2.56%			2.36%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

	Nine Months Ended September 30,
	2009			2008
			Average			Average
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
			(In thousands)
Assets
Loans	$424,447	19,423	6.12%	$395,269	$19,242	6.50%
Securities	80,920	2,576	4.24%	94,776	3,239	4.56%
Federal funds sold	13,246	22	0.22%	18,724	373	2.66%
Total Earning Assets / Total Interest Income / Average Yield	518,613	22,021	5.68%	508,769	22,854	6.00%

Cash and due from banks	11,290			8,435
All other assets	26,008			24,313

Total Assets	$555,911			$541,517

Liabilities & Stockholders’ Equity
NOW and money market accounts	$37,873	205	0.72%	$49,876	637	1.71%
Savings deposits	9,056	44	0.65%	14,232	187	1.76%
Time deposits	272,388	7,472	3.67%	245,084	8,409	4.58%
FHLB advances and repurchase agreements	138,794	4,245	4.09%	141,129	4,515	4.27%
ESOP Loan	—	—	—	19	1	7.03%
Subordinated debentures	11,796	924	10.47%	16,017	702	5.05%

Total Interest Bearing Liabilities/ Total Interest Expense / Average Interest Rate Spread	469,907	12,890	3.67%	466,357	14,451	4.12%

Noninterest bearing deposits	48,647			37,468
All other liabilities	3,512			4,094
Stockholders’ equity	33,845			33,598

Total Liabilities & Equity	$555,911			$541,517

Net Interest Income		$9,131			$8,403

Net Interest rate spread			2.01%			1.88%
Net Interest Margin (Net Interest Income / Total Earning Assets)			2.35%			2.20%
Net Interest Margin (fully taxable equivalent)			2.39%			2.27%
Provision for Loan Losses
We recorded a $4.4 million provision for loan losses in the third quarter of 2009 and $9.7 million for the first nine months of 2009. The provision is based upon management’s review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. In addition, net charge-offs for the first nine months of 2009 totaled $4.8 million, or 1.52% of total average loans on an annualized basis. Total nonaccruing loans and loans past due 90 days or more and still accruing interest totaled $30.5 million, or 7.39% of total loans at September 30, 2009 compared to $17.6 million, or 4.33% at December 31, 2008. The allowance for loan losses at September 30, 2009 was $12.2 million, or 2.95% of total loans, versus $7.3 million, or 1.80% at December 31, 2008.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Noninterest Income
Noninterest income was $2.5 million for the third quarter of 2009, increasing $362,000, or 17.3%, from the third quarter of 2008. The increase was primarily related to gains recorded from the change in fair market value of assets and liabilities as measured under the fair value option during the third quarter of 2009 totaling $1.3 million and increased over the $1.1 million recorded in the second quarter of 2008. The increases recorded during both quarterly periods have been largely attributable to the fair value of the subordinated debenture connected with the issuance of trust preferred securities. The net change in fair value associated with all instruments recorded under the fair value option totaled $2.4 million for the first nine months of 2009, versus $4.1 million for the first nine months of 2008. The dramatic widening of market credit spreads for subordinated debentures and trust preferred securities changed the relative fair value of this financial liability dramatically. Changes in credit spreads are not easily predictable and may cause adverse changes in the fair value of this instrument and a possible loss of income in the future. Fiduciary income was $80,000 for the third quarter of 2009, decreasing $2,000 or 2.4%, from the third quarter of 2008 as a result of market declines in assessable assets held under management. Mortgage banking income comprised primarily of gains on the sale of residential mortgages was $623,000 for the third quarter of 2009. The increase of $162,000, or 35.1%, from the third quarter of 2008 was reflective of the sizeable growth in the secondary market sales of government FHA and FNMA mortgages, spurred by low mortgage interest rates at the beginning of the third quarter of 2009. Net realized gains from the sale of securities was $80,000 for the third quarter of 2009 and was attributable to restructuring activities in the available for sale securities portfolio.
Noninterest income was $6.5 million for the first nine months of 2009, decreasing $991,000, or 13.3%, from the first nine months of 2008. The decrease in total noninterest income was primarily related to lower relative level of gains recorded from the change in fair market value of assets and liabilities as measured under the fair value option. The net change in fair value associated with all instruments recorded under the fair value option totaled $2.4 million for the first nine months of 2009, versus $4.1 million for the first nine months of 2008. Mortgage banking income comprised primarily of gains on the sale of residential mortgages was $2.4 million for the first nine months of 2009. The increase of $1.0 million or 77.8%, from the first nine months of 2008 was reflective of the sizeable growth in the secondary market sales of government FHA and FNMA mortgages, spurred by low mortgage interest rates at the beginning of the third quarter of 2009. Net realized gains from the sale of securities were $436,000 for the first nine months of 2009 and were attributable to restructuring activities in the available for sale securities portfolio.
Noninterest Expense
Noninterest expense was $4.9 million for the third quarter of 2009, increasing $1.0 million or 26.7% from the third quarter of 2008. Salaries, benefits and payroll taxes of $2.1 million for the third quarter of 2009 increased $166,000 from the third quarter of 2008 solely from expanded activity and related commissions in the Bank’s mortgage banking subsidiary. Net occupancy expense for the third quarter was $424,000 compared to $444,000 for the third quarter of 2008 which was a $20,000, or 4.5%, decrease, primarily from a reduction in depreciation expense. Other operating expense was $2.4 million for the third quarter of 2009, which was an increase of $890,000 for the quarter. The largest reason for the increase was the costs associated with write downs on other real estate and repossessed collateral which totaled $1.0 million in the third quarter of 2009 compared to $512,000 for the third quarter of 2008, an increase of $493,000 or 96.3%. Other areas of noninterest expense which increased over the same respective time frame include FDIC insurance and legal costs connected with loan workouts.
Noninterest expense was $13.2 million for the first nine months of 2009, increasing $2.1 million or 18.3% from the first nine months of 2008. Salaries, benefits and payroll taxes of $6.2 million for first nine months of 2009 increased $680,000 from the first nine months of 2008 solely from expanded activity and related commissions in the Bank’s mortgage banking subsidiary as the majority of the variance occurred in the second quarter. Salaries, benefits and payroll taxes without the commission associated with the mortgage banking operations would have been unchanged over the nine month respective period of time. Net occupancy expense for the first nine months was $1.3 million compared to $1.4 million for the first nine months of 2008 which was a $53,000, or 3.9% decrease primarily from a reduction in depreciation expense with other occupancy costs held flat. Other operating expense was $5.7 million for the first nine months of 2009, which was an increase of $1.4 million compared to the first nine months of 2008. The largest reason for the increase was the increased costs associated with write downs on other real estate and repossessed collateral, which totaled $1.6 million for the first nine months of 2009 compared to $519,000 for the first nine months of 2008. Increases in the FDIC insurance premiums, coupled with higher legal costs associated with loan workouts also contributed to the increase in other expense for the first nine months of 2009 compared to 2008.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Provision for Income Taxes
We had a federal income tax benefit of $1.3 million for the third quarter of 2009 compared to a federal income tax benefit of $37,000 in the third quarter of 2008. The change was primarily attributable to the pretax loss recorded in the third quarter of 2009 compared to a pretax profit in the third quarter of 2008. The federal income tax benefit recorded for the first nine months of 2009 was $2.6 million compared to a federal income tax benefit of $22,000 for the first nine months of 2008. The difference was also attributable to a pretax loss position for the first nine months of 2009 compared to pretax income for the first nine months of 2008. Also affecting tax income are differences arising from tax exempt income due to investments in bank qualified tax-exempt securities and the Bank’s ownership of bank owned life insurance (BOLI). The increase in cash surrender value of BOLI is exempt from federal income tax. The Corporation has greatly reduced the level of bank qualified tax-exempt bonds during the past twelve month period.
In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), now codified under ASC 740, Income Taxes, the Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized based upon expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using statutory tax rates. In general, the realization of the Corporation’s net deferred tax assets depends upon generating sufficient future taxable income or upon the Corporation’s intent and ability to hold available-for-sale debt securities until the recovery of any unrealized valuation losses.
Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax assets will not be realized. A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions. The positive evidence considered included that, despite the loss during the third quarter of 2009 and for the first nine months of 2009, and the continuing challenging economic environment, we have a history of strong earnings. The Corporation was profitable for the quarter and nine months ended September 30, 2008. We are well capitalized, have been successful at raising capital, continue to execute tax strategies and have cautiously optimistic expectations regarding future taxable income. The negative evidence considered included the cumulative losses in the current year and the general business and economic conditions that could lead to further volatility in future earnings from additional other-than-temporary impairment charges or the level of loan losses.
Based upon its evaluation of the net deferred tax assets at September 30, 2009, management concluded that no valuation allowance should be established. The deferred tax assets will be analyzed quarterly for changes affecting if the asset can be realized, and there can be no guarantee that a valuation allowance will not be necessary in future periods. Should a valuation allowance be necessary in future periods, it could further adversely affect our financial position and results of operations.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table presents an analysis of our interest-sensitivity static gap position at September 30, 2009. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At September 30, 2009, we are considered asset sensitive in the time interval of the first three months. We are also considered to be slightly liability sensitive at the one year accumulated gap position.

			After Three		After One
	Within		Months But		Year But		After
	Three		Within		Within		Five
	Months		One Year		Five Years		Years		Total
	(In thousands)

Interest earning assets:
Excess cash and fed funds sold	$25,773		$—		$—		$—		$25,773
Securities, at amortized cost	7,913		15,362		29,514		15,293		68,082
FHLB stock	—		5,877		—		—		5,877
Loans (including held for sale)	106,169		76,579		195,635		37,176		415,559

Total	139,855		97,818		225,149		52,469		$515,291

Interest bearing liabilities
NOW and money market accounts	16,902		6,497		12,799		991		37,189
Savings deposits	538		2,330		6,094		—		8,962
Jumbo time deposits	57,881		104,594		50,782		—		213,257
Time deposits < $100,000	5,838		23,433		22,687		—		51,958
Repurchase agreements	25,771		—		19,000		—		44,771
FHLB	5,000		24,000		32,500		26,200		87,700
Subordinated debentures	—		—		—		18,557		18,557

Total	111,930		160,854		143,862		45,748		$462,394

Rate sensitivity gap	$27,925		$(63,036)		$81,287		$6,721

Cumulative rate sensitivity gap			$(35,111)		$46,176		$52,897

Rate sensitivity gap ratio	1.25	x	0.61	x	1.57	x	1.15	x

Cumulative rate sensitivity gap ratio			.87	x	1.11	x	1.11	x
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
As of September 30, 2009, the table below reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast. Interest rate risk is a potential loss of income and/or potential loss of economic value of equity. Rate sensitivity is the measure of the effect of changing interest rates on the Bank’s net interest income or the net interest spread. The policy of the Bank is to risk no more than 10% of its net interest income in a changing interest rate scenario of +/- 200 basis points over a one-year simulation period. Furthermore, no more than 15% of net interest income can be projected at risk in a scenario of +/- 300 basis points over a one-year simulation period.

Percentage Change
Interest Rate Scenario	In Net Interest Income

Interest rates up 300 basis points	-12.0%
Interest rates up 200 basis points	-7.5%
Interest rates up 100 basis points	-3.6%
Base Case	—
Interest rates down 100 basis points	6.0%
Interest rates down 200 basis points	11.0%
Interest rates down 300 basis points	0.1%
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See “Asset/Liability Management” discussion under Part I, Item 2 above.
Item 4T. Controls and Procedures
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (“Act”)) as of September 30, 2009, was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as in effect at September 30, 2009 were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     The Emergency Economic Stabilization Act of 2008 (the “EESA”) authorized the U.S. Treasury Department (the “Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, the Treasury has purchased preferred equity securities from participating institutions. The EESA and subsequent legislation also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2013.
     The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, the Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. In addition, the Treasury announced its Financial Stability Plan to attack the current credit crisis, and President Obama has signed into law the American Recovery and Reinvestment Act. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system, improve the flow of credit and foster an economic recovery. The regulatory and legislative initiatives described above may not have their desired effects. If the

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.
Current levels of market volatility are unprecedented and may adversely affect us.
     The capital and credit markets have been experiencing volatility and disruption for more than 18 months, reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, we may experience an adverse effect, which may be material, on our business, financial condition and results of operations.
Continued deterioration of the economy and real estate market in Michigan could hurt our business.
     At of September 30, 2009, approximately 85.2% of the book value of our loan portfolio consisted of loans secured by various types of real estate. Substantially all of our real property collateral is located in Michigan. A decline in real estate values has reduced the value of the real estate collateral securing our loans and increased the risk that we would incur losses if borrowers defaulted on their loans. Continued declines in real estate sales and prices coupled with a further economic slowdown or deeper recession and an associated increase in unemployment could result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits, which may cause us to incur losses, adversely affect our capital and hurt our business. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.
Our business is subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.
Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.
Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the project is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. At September 30, 2009, commercial real estate loans, excluding construction and development loans, totaled approximately 63.2% of our total loan portfolio.
Repayment of our commercial and industrial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value.
Our commercial and industrial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Adverse changes in the local economic conditions impacting our business borrowers can be expected to have a negative effect on our results of operations and capital. At September 30, 2009, commercial and industrial loans totaled approximately 12.9% of our total loan portfolio.
Our construction and land development loans are based upon estimates of costs to construct and value associated with the completed project.
These estimates may be inaccurate. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, upon the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of the construction cost is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of the project. At September 30, 2009, construction and development loans totaled approximately 4.4% of our total loan portfolio.
We may elect, or be required, to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.
     For the nine months ended September 30, 2009, we recorded a provision for loan losses of $9.7 million, compared to $4.1 million for the nine months ended September 30, 2008, which has adversely affected our results of operations for the first nine months of 2009. We also recorded net loan charge-offs of $4.8 million for the nine months ended September 30, 2009, compared to $2.8 million for the nine months ended September 30, 2008. We are experiencing increasing loan delinquencies and credit losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy. In addition, slowing sales in certain housing markets have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies. We have modified $15.1 million of loans, predominantly commercial and commercial real estate loans, which we identified as possibly becoming nonperforming. At September 30, 2009, our total non-performing loans, which includes $1.6 million of these loans, had increased to $30.5 million compared to $17.6 million at December 31, 2008. If current trends in the housing and real estate markets continue, coupled with the downsizing of the U.S. auto industry which is significant to the southeastern Michigan region, we expect that we will continue to experience increased delinquencies and credit losses. Moreover, if the recession continues, we expect that it would further negatively impact economic conditions and we could experience significantly higher delinquencies and credit losses. An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations, perhaps materially.
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
     In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations. Furthermore, we may elect to increase our provision for loan losses in light of our assessment of economic conditions and other factors from time to time. For example, as described under the risk factor “— We may elect, or be required, to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations” above, we increased our provision for loan losses during the first nine months of 2009, which adversely affected our results of operations. We may elect, or be required, to make further increases in our quarterly provision for loan losses in the future, particularly if economic conditions continue to deteriorate, which may have a material adverse effect on our financial condition and results of operations.

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
     Our deposit insurance expense for the nine months ended September 30, 2009 was $989,000 compared to $274,000 for the same period in 2008. Deposit insurance premiums are expected to continue to increase in 2009 due to recent strains on the FDIC deposit insurance fund (“DIF”) resulting from the cost of large bank failures and increase in the number of troubled banks.
     The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the FDIC. Under the FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. Rates increase uniformly by 3 basis points effective January 1, 2011.
     In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of 5 basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.
     As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC has adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which is due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.
     FDIC estimates that the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) will reach the designated reserve ratio of 1.15% by 2017 as required by statute.
Our funding sources may prove insufficient to fund our balance sheet activities, replace deposits at maturity and support our future growth.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
     Historically we relied on wholesale borrowings to help fund our lending activities. We borrow on a collateralized basis from the FHLB of Indianapolis. At September 30, 2009, we had outstanding approximately $87.7 million of FHLB advances, $265.2 million in certificates of deposit (which included $131.8 million of brokered certificates of deposit and $11.4 million in municipal deposits) and an additional $50.5 million in unused liquidity. Unused liquidity comprised Fed Funds sold, usable cash at correspondent banks, unpledged available for sale and trading securities and available advances at the FHLB. Our liquidity would be negatively affected if we no longer had access to these funds. Actions by the FHLB, or limitations on our available collateral, or adverse regulatory action against us may reduce or eliminate our borrowing capacity or may limit our ability to continue to attract deposits at competitive rates. Such events could have a material adverse impact on our results of operations and financial condition.
     Future regulatory actions may adversely impact our ability to raise funds through deposits. In particular, there is currently no restriction on our ability to acquire deposits through deposit brokers or on the rates we may offer on deposits to attract customers. If our capital position were to deteriorate, or other circumstances were to occur, such that we become classified as an “adequately capitalized” institution (or in any lower regulatory capital category), we could be prohibited from acquiring funds through deposit brokers and from paying rates on deposits that are significantly higher than the prevailing rates of interest on deposits offered by insured depository institutions.
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
     We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. In that regard, a number of financial institutions, including us, have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities or otherwise determine to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.
     Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Additional capital, if needed, may not be available to us, or, if available, may not be available on acceptable terms. If additional capital is unavailable when needed, or is not available on reasonable terms, our future prospects could be adversely affected.
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
     The Michigan Business Corporation Act contains provisions intended to protect stockholders and prohibit or discourage certain types of hostile takeover activities. In addition to these provisions and the provisions of our articles of incorporation and by-laws, Federal law requires the Federal Reserve Board’s approval prior to acquisition of “control” of a

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
bank holding company. All of these provisions may have the effect of delaying or preventing a change in control at the Company level without action by our stockholders, and therefore could adversely affect the price of our common stock.
Our ability to pay dividends is limited by law and contract.
     We are a holding company and substantially all of our assets are held by Community Central Bank, our wholly owned subsidiary. Our ability to make dividend payments to our stockholders depends primarily on available cash resources at the Company level and dividends from the Bank. We are also prohibited from paying dividends on our common stock if the required payments on our subordinated debentures have not been made. Dividend payments or extensions of credit from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. The Bank may not be able to pay dividends to us in the future. In November 2008, we announced a temporary suspension of the Company’s quarterly cash dividend payable to common stockholders. This action was taken to preserve capital in order to leverage it into financing for local businesses. Our Board of Directors also adopted a voluntary resolution at the urging of the Federal Reserve Board, our primary federal regulator, requiring the filing of prior notice with and non-objection by the Federal Reserve Board with respect to the payment of any dividends on our common stock or preferred stock, including the recently issued Series A and Series B preferred stock. No assurances can be given that any dividends on our common or preferred stock will be paid in the future or, if paid, the amount or frequency of any dividends.
There is a limited trading market for our common stock.
     Our common stock is traded on the NASDAQ Capital Market under the symbol “CCBD.” The development and maintenance of an active public trading market depends upon the existence of willing buyers and sellers, the presence of which is beyond our control. While we are a publicly-traded company, the volume of trading activity in our stock is still relatively limited.
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
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable
Item 5. Other Information.
None
Item 6. Exhibits.
See Exhibit Index attached.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 2009.

COMMUNITY CENTRAL BANK CORPORATION
By:	S/ DAVID A. WIDLAK
David A. Widlak;
President and CEO (Principal Executive Officer)

By:	S/ RAY T. COLONIUS
Ray T. Colonius;
Treasurer (Principal Financial and Accounting Officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
3.1	Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

3.2	Bylaws, as amended, of the Corporation are incorporated by reference to Exhibit 3 of the Corporation’s Current Quarterly Report on Form 8-K filed on September 19, 2007 (SEC File No. 000-33373).

4.1	Specimen of Stock Certificate of Community Central Bank Corporation is incorporated by reference to Exhibit 4.2 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

4.2	Certificate of Designation of Community Central Bank Corporation filed on December 30, 2008 with the State of Michigan designating the preferences, limitations, voting powers and relative rights of the Series A Preferred Stock, is incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on January 6, 2009. (SEC File No. 000-33373)

4.3	Certificate of Designation of Community Central Bank Corporation filed on October 2, 2009 with the State of Michigan designating the preferences, limitations, voting powers and relative rights of the Series B Preferred Stock, is incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on October 5, 2009. (SEC File No. 000-33373)

4.4	Form of Warrant Agreement issued in connection with the sales of the Corporation Series B Preferred Stock.

10.1	1996 Employee Stock Option Plan is incorporated by reference to Exhibit 10.1 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

10.2	2000 Employee Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Corporation’s Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2000 (SEC File No. 000-33373).

10.3	2002 Incentive Plan is incorporated by reference to Exhibit 10.7 of the Corporation’s Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2001 (SEC File No. 000-33373).

10.4	Community Central Bank Supplemental Executive Retirement Plan, as amended, and Individual Participant Agreements are incorporated by reference to Exhibit 10.6 of the Corporation’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 (SEC File No. 000-33373).

10.5	Community Central Bank Death Benefit Plan, as amended, is incorporated by reference to Exhibit 10.7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-33373).

10.6	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed with the SEC on March 25, 2005 (SEC File No. 000-33373).

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
10.7	Form of Non-qualified Stock Option Agreement is incorporated by reference to the Corporation’s Current Report on Form 8-K filed on January 17, 2006 (SEC File No. 000-33373).

10.8	Summary of Current Director Fee Arrangements is incorporated by reference to Exhibit 10.10 of the Corporation’s Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2004 (SEC File No. 000-33373).

11	Computation of Per Share Earnings

31.1	Rule 13a — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a) Certification (Chief Financial Officer)

32	Rule 1350 Certifications