Form 10-K
period 2009-12-31
COMMUNITY CENTRAL BANK CORP
filed 2010-03-31
CIK 1014133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Commission File No. 000-33373
COMMUNITY CENTRAL BANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-3291744

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
100 N. Main Street, Mount Clemens, Michigan 48043-5605
(Address of principal executive offices and zip code)
(586) 783-4500
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	Nasdaq Capital Markets
Securities registered under Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No
The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates was approximately $4.2 million as of June 30, 2009 based on the price at which the common stock was last sold.
As of March 30, 2010, 3,737,181 shares of Common Stock of the issuer were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Parts I and II — Portions of Stockholder Report of the issuer for the year ended December 31, 2009.
Part III — Portions of the Proxy Statement of the Registrant for its May 18, 2010 Annual Meeting.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements throughout this document, as well as in other public filings we make with the SEC, that are subject to risks and uncertainties. These forward-looking statements are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.
Future factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Deposit Insurance Corporation, Michigan Office of Financial and Insurance Services or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to sell other real estate owned without suffering unanticipated losses; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Corporation’s reports filed with the Securities and Exchange Commission.

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
     The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System. The Bank is subject to extensive regulation by the Michigan Office of Financial and Insurance Regulation (“OFIR”) and by the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured up to the applicable limits by the FDIC. (See “-Regulation and Supervision” below.) The Corporation’s common shares trade on The NASDAQ Capital Market under the symbol “CCBD.”
     Our results of operations depend largely on net interest income. Net interest income is the difference in interest income we earn on our interest-earning assets, which comprise primarily commercial and residential real estate loans and, to a lesser extent, commercial business and consumer loans, and the interest we pay on our interest-bearing liabilities, which are primarily deposits and borrowings. Management strives to match the repricing characteristics of the interest-earning assets and interest-bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.
     Our results of operations may also be affected by local and general economic conditions. The largest geographic segment of our customer base is in Macomb County, Michigan. The economic base of the County continues to diversify from the automotive service sector although the impact of the restructuring of the American automobile companies has a direct impact on southeastern Michigan. A slowdown in the local and statewide economy has produced increased financial strain on segments of our customer base. We have experienced increased delinquency levels and losses in our loan portfolio, primarily with commercial real estate, residential developer loans within the commercial real estate loan portfolio, commercial and industrial loans, and residential real estate loans. Further downturns in the local economy may affect the demand for, and performance of, commercial loans and related small to medium sized business related products. This could have a significant impact on how we deploy earning assets. The competitive environment among the Bank, other financial institutions and financial service providers in the Macomb, Oakland, Wayne and St. Clair counties of Michigan may affect the pricing levels of various deposit products. The impact of competitive rates on deposit products may increase our relative cost of funds and thus negatively impact net interest income.
     The weakness in the economy continues to affect parts of our loan portfolio requiring a higher provision for loan losses. We recorded a $14.9 million provision for loan losses in 2009. In addition, net charge-offs for 2009 represented 2.22% of total average loans on an annualized basis. Total nonaccruing loans and loans past due 90 days or more and still accruing interest totaled $22.9 million, or 5.68% of total loans at December 31, 2009 compared to $17.6 million, or 4.32% at December 31, 2008. The allowance for loan losses at December 31, 2009 was $13.0 million, or 3.21% of total loans compared to $7.3 million, or 1.80% at December 31, 2008. In addition to the nonaccrual loans stated above, as of December 31, 2009, restructured loans increased to $20.4 million from $8.2 million at December 31, 2008. Although our nonperforming loan level and other real estate owned levels continue to pressure our earnings, we continue to proactively deal with these issues. Unless and until we can substantially reduce our levels of nonperforming loans and other real estate owned, however, we do not expect to return to profitability.
     We continue to focus on strategies to preserve and increase capital, and emphasize segments of operations that are capital efficient, such as our mortgage banking operations, our branch deposit operations as well as our Trust and Wealth divisions. An ongoing effort to increase our core deposits has resulted in a reduction in our cost of funds. During 2009, our deposits increased $43.8 million. Brokered deposits decreased $39.8 million. We also decreased Federal Home Loan Bank (“FHLB”) advances $42.5 million during 2009, replacing them with lower cost core deposit funding.
     We are planning on reducing the brokered time deposits and FHLB advances for the foreseeable future, though these funding sources will continue to be important to the Bank. See “Risk Factors - Our funding sources may prove insufficient which may impair our ability to fund operations and jeopardize our financial condition.” We plan to reduce total assets to help increase the capital ratios and thereby increase capital availability for potential future provision expense.
     Our total net interest income will be somewhat negatively affected by the planned decrease in earning assets. The decrease in earning assets should not have a negative effect on net interest margin as the reduction in wholesale funds is a relatively high cost of funds producing relatively compressed interest rate spreads at levels smaller than the current net interest margin.
     In December 2009 and January 2010, we raised a total of $4.2 million in capital through the sale of Series B cumulative convertible perpetual preferred stock. The Series B preferred stock can be converted into common stock of the Corporation at any time by the holders, or by the Corporation under certain circumstances, at an initial conversion price of $8.00 per share of common stock, subject to adjustment and certain limitations, as described below. A warrant to purchase shares of the Corporation’s common stock is attached to each share of Series B preferred stock. Each warrant represents the right of the holder to purchase 20 shares of the Corporation’s common stock at a purchase price of $5.00 per common share and is exercisable for ten years. Dividends on the Series B preferred stock are payable quarterly in arrears at a rate of 5.00% per annum, if and when declared by the Corporation’s Board of Directors. Dividends on the Series B preferred shares are cumulative. On or after August 1, 2010, the Series B preferred stock will be subject to mandatory conversion into common stock under certain circumstances, including the Corporation’s stock price trading at or above $10.00 per share, subject to adjustment.
     In December 2008 and February 2009, the Corporation raised a total of $3.55 million in capital through the sale of Series A noncumulative convertible perpetual preferred stock. The Series A preferred stock can be converted into common stock of the Corporation at any time by the holders, or by the Corporation under certain circumstances, at an initial conversion price of $10.00 per share of common stock, subject to adjustment and certain limitations as described below. Dividends on the Series A preferred stock are payable quarterly in arrears at a rate of 12.00% per annum, if and when declared by the Corporation’s Board of Directors and are not cumulative. The Series A preferred stock is subject to mandatory conversion into common stock under certain circumstances, including the Corporation’s stock price trading at or above $11.00 per share, subject to adjustment.
     See “Management’s Discussion and Analysis and Results of Operations” and our Consolidated Financial Statement and Notes thereto contained in our Annual Stockholder Report included as Exhibit 13 to this 10-K for additional information relating to our business.
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
     Employees. As of December 31, 2009, the Corporation and its subsidiaries employed 89 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
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

     Executive Officers. The following is a list of the executive officers of the Corporation and the Bank, together with their ages and their positions at December 31, 2009. Executive officers of the Corporation are elected annually by the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

Name and Position	Position Held Since	Age
David A. Widlak President and CEO of Community Central	2003	61
Bank Corporation President and CEO Community Central Bank	2007

Ray T. Colonius EVP & Chief Financial Officer of	1999	52
Community Central Bank Corporation and Community Central Bank

Sam A. Locricchio EVP & Sr. Loan Officer of Community Central Bank	2003	60
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
The United States economy remains weak and unemployment levels are high. A prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our business and financial results.
     The United States experienced a severe economic recession in 2008 and 2009. While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future. Loan portfolio quality has deteriorated at many financial institutions, including ours, reflecting, in part, the weak U.S. economy and high unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans for many lenders. Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow in the debt markets.
     The Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that nonperforming assets as a percentage of assets for Federal Deposit Insurance Corporation-insured financial institutions rose to 3.32% as of December 31, 2009, compared to 0.95% as of December 31, 2007. For the year ended December 31, 2009, the Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that annualized return on average assets was 0.09% for Federal Deposit Insurance Corporation-insured financial institutions compared to 0.81% for the year ended December 31, 2007. The NASDAQ Bank Index declined 38% between December 31, 2007 and December 31, 2009. At December 31, 2009, our nonperforming loans as a percentage of total loans was 5.68% and our return on average assets was (2.63)% for the year ended December 31, 2009.
     Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability.

Current levels of market volatility are unprecedented and may adversely affect us.
     The capital and credit markets have been experiencing volatility and disruption for nearly two years, reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, we may experience an adverse effect, which may be material, on our business, financial condition and results of operations.
Continued deterioration of the economy and real estate market in Michigan could hurt our business.
     At of December 31, 2009, approximately 86% of the book value of our loan portfolio consisted of loans secured by various types of real estate. Substantially all of our real property collateral is located in Michigan. A decline in real estate values has reduced the value of the real estate collateral securing our loans and increased the risk that we would incur losses if borrowers defaulted on their loans. Continued declines in real estate sales and prices coupled with a further economic slowdown or deeper recession and an associated increase in unemployment could result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits, which may cause us to incur losses, adversely affect our capital and hurt our business. Such declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.
Our business is subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.
     Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the project is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. At December 31, 2009, commercial real estate loans, excluding construction and development loans, totaled approximately 65.1% of our total loan portfolio.
     Repayment of our commercial and industrial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value. Our commercial and industrial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment, or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Adverse changes in local economic conditions impacting our business borrowers can be expected to have a negative effect on our results of operations and capital. At December 31, 2009, commercial and industrial loans totaled approximately 12.1% of our total loan portfolio.
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

Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of the construction cost is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of the project. At December 31, 2009, construction and development loans totaled approximately 2.8% of our total loan portfolio.
We may elect, or be required, to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.
     For the year ended December 31, 2009, we recorded a provision for loan losses of $14.9 million, compared to $9.5 million for the year ended December 31, 2008, which has adversely affected our results of operations for 2009. We also recorded net loan charge-offs of $9.2 million for the year ended December 31, 2009, compared to $8.6 million for the year ended December 31, 2008. We are experiencing increasing loan delinquencies and credit losses. Generally, our non- performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy. In addition, slowing sales in certain housing markets have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies. We have modified $20.4 million of loans, predominantly commercial and commercial real estate loans, which we identified as possibly becoming nonperforming. At December 31, 2009, our total non-performing loans, excluding these modified loans, had increased to $22.9 million compared to $17.6 million at December 31, 2008. If current trends in the housing and real estate markets continue, coupled with the downsizing of the U.S. auto industry which is significant to the southeastern Michigan region, we expect that we will continue to experience increased delinquencies and credit losses. Moreover, if the slow economy in Michigan continues, we expect that it would further negatively impact economic conditions and we could experience continuing high delinquencies and credit losses. Current levels of, or an increase in our credit losses or our provision for loan losses would materially adversely affect our financial condition and results of operations. Unless and until we can substantially reduce our levels of nonperforming loans and other real estate owned, we do not expect to return to profitability.
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
     In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations. Furthermore, we may elect to increase our provision for loan losses in light of our assessment of economic conditions and other factors from time to time. For example, as described under the risk factor “ — We may elect, or be required, to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations” above, we increased our provision for loan losses during 2009, which adversely affected our results of operations. We may elect, or be required, to make further increases in our quarterly provision for loan losses in the future, particularly if economic conditions continue to deteriorate, which may have a material adverse effect on our financial condition and results of operations.

Changes in economic conditions or interest rates may negatively affect our earnings, capital and liquidity.
     The results of operations for financial institutions, including the Bank, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates we earn on investments and loans and the interest rates we pay on deposits and other interest-bearing liabilities. Substantially all our loans are to businesses and individuals in Southeastern Michigan and the decline in the economy of this area continues to adversely affect us. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in these rates. At any given time, our assets and liabilities may be such that they are affected differently by a given change in interest rates.
Higher Federal Deposit Insurance Corporation insurance premiums and special assessments will adversely affect our earnings.
     In 2009, the Federal Deposit Insurance Corporation levied a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of $250,000 during the quarter ended June 30, 2009, to reflect the special assessment. In addition, the Federal Deposit Insurance Corporation generally increased the base assessment rates effective April 1, 2009 and, therefore, our Federal Deposit Insurance Corporation insurance premium expense has increased compared to prior periods.
     The Federal Deposit Insurance Corporation also required all insured institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. This pre-payment was paid on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was calculated as the modified third quarter assessment rate plus an additional three basis points. In addition, every institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. Our prepayment amount was $4.3 million. Future increases in our assessment rate or special assessments would decrease our earnings.
Our funding sources may prove insufficient which may impair our ability to fund operations and jeopardize our financial condition..
     Liquidity is essential to our business. Historically we relied on wholesale borrowings to help fund our lending activities. We borrow on a collateralized basis from the Federal Home Loan Bank of Indianapolis, or the FHLB. At December 31, 2009, we had outstanding approximately $65.7 million of FHLB advances, $304.7 million in certificates of deposit (which included $126.6 million of brokered certificates of deposit, $8.5 million in municipal deposits, and an additional $30.0 million in unused liquidity. Unused liquidity comprised Fed Funds sold, usable cash at correspondent banks, unpledged available for sale and trading securities and available advances at the FHLB. Our liquidity would be negatively affected if we no longer had access to these funds. Actions by the FHLB, or limitations on our available collateral, or adverse regulatory action against us may reduce or eliminate our borrowing capacity or may limit our ability to continue to attract deposits at competitive rates. Such events could have a material adverse impact on our results of operations and financial condition.
     Regulatory actions may adversely impact our ability to raise funds through deposits. As an “adequately capitalized” institution (or in any lower regulatory capital category), we are prohibited from acquiring funds through deposit brokers without a waiver from the Federal Deposit Insurance Corporation and from paying rates on deposits that are significantly higher than the prevailing rates of interest on deposits offered by insured depository institutions. We have not applied for any waivers and cannot predict, if or when we apply for these waivers, whether or when a waiver might be granted to allow us to renew existing or accept new brokered deposits.
     Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

     Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and potential future profitability would be adversely affected.
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
     Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Additional capital, if needed, may not be available to us, or, if available, may not be available on acceptable terms. If additional capital is unavailable, when needed, or is not available on reasonable terms, our future prospects could be adversely affected.
Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.
     We are subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System, the Michigan Office of Financial and Insurance Regulation and the Federal Deposit Insurance Corporation. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a holding company’s and a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.
     In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.
     The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the ones mentioned above, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

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
Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.
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
Item 4. (Removed and Reserved)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The information shown under the caption “Stockholder Information” on page 60 of the Stockholder Report filed as Exhibit 13 to this Annual Report on Form 10-K (“Form 10-K”) is incorporated herein by reference. See Part III, Item 12 of the Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.
Item 6. Selected Financial Data
     The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 42 and 59 of the Stockholder report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 42 to 59 of the Stockholder Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
     The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 42 to 59 of the Stockholder report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
     The information presented under the captions “Consolidated Balance Sheet,” “Consolidated Statement of Income,” “Consolidated Statement of Comprehensive Income,” “Consolidated Statement of Changes in Stockholders’ Equity,” “Consolidated Statement of Cash Flow,” and “Notes to Consolidated Financial Statements,” on pages 1 through 41 of the Stockholder Report filed as Exhibit 13 to this Form 10-K, as well as the Report of Independent Registered Public Accounting Firm of Plante & Moran, PLLC, dated March 30, 2010, included in the Stockholder Report, are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There are no changes in or disagreements with accountants on accounting and financial disclosure.
Item 9A(T). Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2009, was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Principal Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
     Management assessed the Corporation’s systems of internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Corporation maintained effective internal control over financial reporting based on those criteria.
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
     (c) Changes in Internal Control Over Financial Reporting: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Directors. The information presented under the caption “Election of Directors – Information about Directors and Nominees as Directors” in the Proxy Statement of the Corporation for its Annual Meeting of Stockholders to be held on May 18, 2010, (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission not later than 120 day after the fiscal year end covered by this Form 10-K, is incorporated herein by reference.
     Executive Officers. Information concerning Executive Officers of the Corporation is presented under the caption “Executive Officers” in Part I of this Form 10-K and is incorporated herein by reference.
     Audit Committee and Audit Committee Financial Expert. Information concerning the Corporation’s audit committee and “audit committee financial expert” is presented under the caption “Board Meetings, Board Committees and Corporate Governance Matters” in the Proxy Statement and is incorporated herein by reference.

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
     The following table provides information as of December 31, 2009 with respect to shares of Corporation’s common stock that may be issued under our existing equity compensation plans and arrangements, which include the Corporation’s 1996 Employee Stock Option Plan, 1999 Stock Option Plan for Directors, 2000 Employee Stock Option Plan and 2002 Incentive Plan, as amended. Each of these plans has been approved by the Corporation’s stockholders and filed with the SEC. All amounts in the table have been adjusted to reflect the effects of stock dividends paid by the Corporation.

Number of securities
remaining available
for future
		Weighted-average	issuance under equity
	Number of securities to be	exercise	compensation plans.
	issued upon exercise of	price of outstanding	(excluding
	outstanding Option,	options, warrants and	securities reflected
	warrants and rights.	rights.	in column (a)).
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	351,487	$6.99	18,467 (1)
Equity compensation plans not approved by security holders	None	None	None
Total	351,487	$6.99	18,467

(1)	“All of these shares are available for future issuance as stock awards, as well as option or stock appreciation right awards, under the 2002 Incentive Plan.”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information presented under the captions “Board Meetings, Board Committees and Corporate Governance Matters” and “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.
     The information presented under the caption “Selection of and Relationship with Independent Auditor” in the Proxy Statement is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. The following financial statements and reports of Independent Registered Public Accounting Firm of Community Central Bank Corporation are filed as part of this report:

Reports of Independent Registered Public Accounting Firm dated March 30, 2010

Consolidated Balance Sheet – December 31, 2009 and 2008

Consolidated Statement of Income for each of the three years in the period ended December 31, 2009

Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 2009

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2009

Consolidated Statement of Cash Flow for each of the three years in the period ended December 31, 2009

Notes to Consolidated Financial Statements, the financial statements, the notes to financial statements, and the report of independent registered public accounting firm listed above are incorporated by reference in Item 8 of this report.

(a)(2)	Financial Statement Schedules

Not applicable.

(a)(3)	See Exhibits below
(b) Exhibits
     The exhibits to this report on Form 10-K are listed below.

3.1	Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

3.2	Bylaws, as amended, of the Corporation are incorporated by reference to Exhibit 3 of the Corporation’s Current Report on Form 8-Kfiled on September 19, 2007 (SEC File No. 000-33373).

4.1	Specimen stock certificate of Community Central Bank Corporation is incorporated by reference to Exhibit 4.2 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

4.2	Certificate of Designation of Community Central Bank Corporation filed on December 30, 2008 with the State of Michigan designating the preferences, limitations, voting powers and relative rights of the Series A Preferred Stock, is incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on January 6, 2009 (SEC File No. 000-33373).

4.3	Certificate of Designation of Community Central Bank Corporation filed on October 2, 2009 with the State of Michigan designating the preferences, limitations, voting powers and relative rights of the Series B Preferred Stock, is incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on October 5, 2009 (SEC File No. 000-33373).

4.4	Form of Warrant Agreement issued in connection with the sale of the Corporation Series B Preferred Stock, is incorporated by reference to Exhibit 4.4 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (SEC File No. 000-33373).

4.5	Certificate of Designation of Community Central Bank Corporation filed on January 15, 2010 with the State of Michigan designating the preferences, limitations, voting powers and relative rights of the Series C Preferred Stock, is incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on October 5, 2009 (SEC File No. 000-33373).

10.1	1996 Employee Stock Option Plan is incorporated by reference to Exhibit 10.1 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

10.2	2000 Employee Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (SEC File No. 000-33373).

10.3	2002 Incentive Plan is incorporated by reference to Exhibit 10.7 of the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (SEC File No. 000-33373).

10.4	Community Central Bank Supplemental Executive Retirement Plan, as amended, and Individual Participant Agreements are incorporated by reference to Exhibit 10.6 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-33373).

10.5	Community Central Bank Death Benefit Plan, as amended, is incorporated by reference to Exhibit 10.7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-33373).

10.6	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed on March 25, 2005. (SEC File No. 000-33373)

10.7	Form of Non-qualified Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed on January 17, 2006. (SEC File No. 000-33373)

10.8	Summary of Current Director Fee Arrangements is incorporated by reference to Exhibit 10.10 of the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004. (SEC File No. 000-33373)

11	Computation of Per Share Earnings

13	2009 Stockholder Report (Except for the portions of the 2009 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2009 Stockholder Report of the Corporation shall not be deemed filed as a part hereof.)

14	Code of Business Conduct and Ethics is incorporated by reference to Exhibit 14 of the Corporation’s Form 10-KSB for the year ended December 31, 2003 (SEC File No. 000-33373).

21	List of subsidiaries of the Corporation

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a) Certification (Chief Financial Officer)

32	Rule 1350 Certifications

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2010:

COMMUNITY CENTRAL BANK CORPORATION

/S/ DAVID A. WIDLAK
David A. Widlak; President and Chief Executive Officer (Duly authorized officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2010:

/S/ GEBRAN S. ANTON	/S/ JAMES T. MESTDAGH

Gebran S. Anton; Director	James T. Mestdagh; Director

/S/ SALVATORE COTTONE	/S/ DEAN S. PETITPREN

Salvatore Cottone; Director	Dean S. Petitpren; Chairman Director

/S/ CELESTINA GILES	/S/ JOHN W. STROH, III

Celestina Giles; Director	John W. Stroh, III; Director

/S/ JOSEPH F. JEANNETTE	/S/ DAVID E. WEBER

Joseph F. Jeannette; Director	David E. Weber; Director

/S/ RAY T. COLONIUS	/S/ DAVID A. WIDLAK

Ray T. Colonius, EVP & CFO (principal financial and accounting officer)	David A. Widlak; President and CEO and Director (principal executive officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
11	Computation of Per Share Earnings

13	2009 Stockholder Report. Except for the portions of the 2009 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2009 Stockholder Report of the Corporation shall not be deemed filed as a part hereof.

21	List of subsidiaries of the Corporation

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a) Certification (Chief Financial Officer)

32	Rule 1350 Certification