Form 10-K/A
period 2009-12-31
COMMUNITY CENTRAL BANK CORP
filed 2010-04-02
CIK 1014133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE:
Parts I and II — Portions of Stockholder Report of the issuer for the year ended December 31, 2009.
Part III — Portions of the Proxy Statement of the Registrant for its May 18, 2010 Annual Meeting.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A amends the original Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”) of Community Central Bank Corporation (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010. The Company is filing this amendment solely to correct a typographical error appearing in the Notes to Consolidated Financial Statements on page 24 of the Annual Report to Stockholders filed as Exhibit 13 to the 2009 Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except as discussed above, no other revisions are being made in the Company’s 2009 Form 10-K.
     This Form 10-K/A does not reflect events occurring after the filing of the Company’s 2009 Form 10-K on March 31, 2010, and no attempt has been made in the Form 10-K/A to modify or update other disclosures as presented in the 2009 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the 2009 Form 10-K.

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

(a)(2)	Financial Statement Schedules

Not applicable.

(a)(3)	See Exhibits below
(b) Exhibits
     The exhibits to this report on Form 10-K are listed below.

3.1	Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

3.2	Bylaws, as amended, of the Corporation are incorporated by reference to Exhibit 3 of the Corporation’s Current Report on Form 8-Kfiled on September 19, 2007 (SEC File No. 000-33373).

4.1	Specimen stock certificate of Community Central Bank Corporation is incorporated by reference to Exhibit 4.2 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

4.2	Certificate of Designation of Community Central Bank Corporation filed on December 30, 2008 with the State of Michigan designating the preferences, limitations, voting powers and relative rights of the Series A Preferred Stock, is incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on January 6, 2009 (SEC File No. 000-33373).

4.3	Certificate of Designation of Community Central Bank Corporation filed on October 2, 2009 with the State of Michigan designating the preferences, limitations, voting powers and relative rights of the Series B Preferred Stock, is incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on October 5, 2009 (SEC File No. 000-33373).

4.4	Form of Warrant Agreement issued in connection with the sale of the Corporation Series B Preferred Stock, is incorporated by reference to Exhibit 4.4 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (SEC File No. 000-33373).

4.5	Certificate of Designation of Community Central Bank Corporation filed on January 15, 2010 with the State of Michigan designating the preferences, limitations, voting powers and relative rights of the Series C Preferred Stock, is incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on October 5, 2009 (SEC File No. 000-33373).

10.1	1996 Employee Stock Option Plan is incorporated by reference to Exhibit 10.1 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

10.2	2000 Employee Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (SEC File No. 000-33373).

10.3	2002 Incentive Plan is incorporated by reference to Exhibit 10.7 of the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (SEC File No. 000-33373).

10.4	Community Central Bank Supplemental Executive Retirement Plan, as amended, and Individual Participant Agreements are incorporated by reference to Exhibit 10.6 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-33373).

10.5	Community Central Bank Death Benefit Plan, as amended, is incorporated by reference to Exhibit 10.7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-33373).

10.6	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed on March 25, 2005. (SEC File No. 000-33373)

10.7	Form of Non-qualified Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed on January 17, 2006. (SEC File No. 000-33373)

10.8	Summary of Current Director Fee Arrangements is incorporated by reference to Exhibit 10.10 of the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004. (SEC File No. 000-33373)

11	Computation of Per Share Earnings *

13	2009 Stockholder Report (Except for the portions of the 2009 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2009 Stockholder Report of the Corporation shall not be deemed filed as a part hereof.)

14	Code of Business Conduct and Ethics is incorporated by reference to Exhibit 14 of the Corporation’s Form 10-KSB for the year ended December 31, 2003 (SEC File No. 000-33373).

21	List of subsidiaries of the Corporation *

23	Consent of Independent Registered Public Accounting Firm *

31.1	Rule 13a – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a) Certification (Chief Financial Officer)

32	Rule 1350 Certifications
* Previously filed

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2010:

COMMUNITY CENTRAL BANK CORPORATION

/S/ RAY T. COLONIUS
Ray T. Colonius; Chief Financial Officer (Duly authorized officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

13	2009 Stockholder Report. Except for the portions of the 2009 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2009 Stockholder Report of the Corporation shall not be deemed filed as a part hereof.

31.1	Rule 13a – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a) Certification (Chief Financial Officer)

32	Rule 1350 Certification

6