Form 10-Q
period 2010-03-31
COMMUNITY CENTRAL BANK CORP
filed 2010-05-17
CIK 1014133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
☐ Yes       ☑ No
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 17, 2010

Common Stock	3,737,181 Shares

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
PART I
Item 1. Financial Statements
Consolidated Balance Sheet

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Assets

Cash and due from banks	$41,765	$33,115
Federal funds sold	26,212	1,048

Cash and Cash Equivalents	67,977	34,163

Securities available for sale, at fair value	49,162	65,903
Securities held to maturity, at amortized cost	3,681	3,467
FHLB stock	5,877	5,877
Residential mortgage loans held for sale	3,801	3,497

Loans
Commercial real estate	276,857	273,578
Commercial and industrial	44,535	48,782
Residential real estate	49,792	51,101
Home equity lines of credit	21,647	21,889
Consumer loans	6,742	6,961
Credit card loans	771	856

Total Loans	400,344	403,167

Allowance for credit losses	(14,508)	(12,957)

Net Loans	385,836	390,210

Net property and equipment	8,962	9,106
Accrued interest receivable	1,990	1,878
Other real estate	8,597	9,300
Goodwill	638	638
Intangible assets, net of amortization	51	57
Cash surrender value of Bank Owned Life Insurance	11,364	11,285
Other assets	7,783	8,465

Total Assets	$555,719	$543,846

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Balance Sheet

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Liabilities

Deposits
Noninterest bearing demand deposits	$52,984	$45,716
NOW and money market accounts	41,647	41,872
Savings deposits	9,138	8,800
Time deposits	322,446	304,743

Total Deposits	426,215	401,131

Repurchase agreements	36,407	41,106
Federal Home Loan Bank advances	65,700	65,700
Accrued interest payable	514	618
Other liabilities	3,263	2,937
Subordinated debentures at fair value option	7,865	8,366

Total Liabilities	539,964	519,858

Stockholders’ Equity
Preferred stock (1,000,000 $1,000 par value shares authorized and 7,775 shares and 7,265 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively.)	7,645	7,146
Common stock (No par value; 9,000,000 shares authorized, and 3,737,181 outstanding at March 31, 2010 and December 31, 2009)	32,242	32,214
Accumulated deficit	(24,360)	(15,536)
Accumulated other comprehensive income	228	164

Total Stockholders’ Equity	15,755	23,988

Total Liabilities and Stockholders’ Equity	$555,719	$543,846

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)
Interest Income
Loans (including fees)	$5,869	$6,260
Taxable securities	498	938
Tax exempt securities	15	114
Federal funds sold	22	6

Total Interest Income	6,404	7,318

Interest Expense
NOW and money market accounts	66	84
Savings deposits	14	17
Time deposits	2,264	2,652
Repurchase agreements and fed funds purchased	296	317
Federal Home Loan Bank advances	772	1,138
Subordinated debentures	311	302

Total interest expense	3,723	4,510

Net Interest Income	2,681	2,808
Provision for Credit Losses	8,200	2,550

Net Interest Income after Provision for Credit Losses	(5,519)	258

Noninterest Income
Fiduciary income	66	83
Deposit service charges	91	95
Net realized security gain	78	128
Change in fair value of assets/liabilities carried at fair value under SFAS 159	501	232
Mortgage banking income	704	471
Other income	378	205

Total noninterest income	1,818	1,214

Noninterest Expense
Salaries, benefits and payroll taxes	2,234	1,932
Net occupancy expense	458	463
Other operating expense	2,295	1,479

Total noninterest expense	4,987	3,874

(Loss) Before Taxes	(8,688)	(2,402)
Provision for Income Tax (Benefit) Expense	—	(858)

Net (loss)	$(8,688)	$(1,544)

Dividends declared on preferred shares	136	50

Net (loss) available on common shares	$(8,824)	$(1,594)

Per share data:
Basic earnings (loss)	$(2.36)	$(0.43)

Diluted earnings (loss)	$(2.36)	$(0.43)

Cash dividends per common share	$—	$—

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net Loss as Reported	($8,688)	($1,544)

Other Comprehensive Income, Net of Tax
Change in unrealized net gain on securities available for sale	64	191

Comprehensive Loss	($8,624)	($1,353)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Operating Activities

Net Loss	($8,688)	($1,544)
Adjustments to reconcile net loss to net cash flow from operating activities:
Net amortization of security premium	(235)	33
Net gain on available for sale securities	(78)	(128)
Net gain on instruments at fair value	(501)	(232)
Provision for credit losses	8,200	2,550
Depreciation expense (benefit)	(175)	163
Deferred income tax benefit	—	(769)
Fair value of employee stock option expense	28	20
Decrease (increase) in accrued interest receivable	(112)	190
(Increase) decrease in other assets	(2,874)	3,454
(Decrease) in accrued interest payable	(104)	(423)
Increase (decrease) in other liabilities	326	(1,040)
(Increase) in loans sold held for sale	(304)	(7,571)
(Increase) decrease in other real estate	703	(606)

Net Cash Used in Operating Activities	(3,814)	(5,903)
Investing Activities
Sales, maturities, calls and prepayments of securities available for sale	20,889	30,931
Purchases of securities available for sale	(3,985)	(23,397)
Maturities, calls, sales and prepayments of trading securities	—	17,463
Transfer and purchase of trading securities	—	(1,737)
Maturities, calls, and prepayments of held to maturity securities	33	27
Purchases of held to maturity securities	—	(336)
Increase in loans	(26)	(16,615)
Purchases of property and equipment	(31)	(50)

Net Cash Provided by Investing Activities	16,880	6,286
Financing Activities
Net increase in demand and savings deposits	7,381	11,449
Net (decrease) increase in time deposits	17,703	(1,125)
Net decrease in short term borrowings	(4,699)	(2,094)
FHLB advance repayments	—	(5,500)
Preferred Stock Issuance	499	500
Preferred Stock dividend paid	(136)	(49)

Net Cash Provided by Financing Activities	20,748	3,181

Increase in Cash and Cash Equivalents	33,814	3,564
Cash and Cash Equivalents at the Beginning of the Period	34,163	16,162

Cash and Cash Equivalents at the End of the Period	$67,977	$19,726

Supplemental Disclosure of Cash Flow Information
Interest paid	$3,827	$4,933
Federal Taxes Paid	—	—
Loans transferred to other real estate owned	$524	$606

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
1. The financial statements of Community Central Bank Corporation (the “Corporation”) include the consolidation of its wholly-owned subsidiaries: Community Central Bank (the “Bank”) and Community Central Mortgage Company, LLC (the “Mortgage Company”).
The Corporation’s Consolidated Balance Sheets are presented as of March 31, 2010 and December 31, 2009, and Consolidated Statements of Income and Comprehensive Income for the three month periods ended March 31, 2010 and 2009, and Consolidated Statements of Cash Flow for the three months ended March 31, 2010 and 2009. These unaudited financial statements are for interim periods and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We recognize interest and/or penalties related to income tax matters in income tax expense.
The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carry back losses to available tax years. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including taxable income in carry back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
4. The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Additionally, from time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
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
Investment Securities:
In the first quarter of 2009, the Corporation elected to sell substantially all of the investment securities recorded as trading securities, and to unwind the hedging interest rate swap position with the counterparty which resulted in realizing a combined net loss of $400,000 in 2009. This was based on management’s determination that the combination of the securities and interest rate swap would no longer provide a benefit to the Corporation in the current historically low interest rate environment. The Corporation had held the securities and interest rate swap for an extended amount of time under ASC 825, Financial Instruments, the Fair Value Option.
Subordinated Debentures:
Management elected the fair value option for its subordinated debenture. Management considers the subordinated debenture a critical component for future growth and wished to utilize interest rate swaps at that point in time to hedge the risk of this longer term liability. Management elected the fair value option accounting treatment for interest rate swaps because it was less complex than alternative methods and therefore suitable for a community bank with limited resources. Management has elected the fair value option on the subordinated debenture which was issued on February 13, 2007 for $18.6 million. Additionally, an interest rate swap for a like kind notional value was secured, in part, to reduce any volatility associated with the recognition of the fair value option under ASC 825, Financial Instruments, the Fair Value Option. Under the interest rate swap, the Corporation has agreed to receive a fixed rate of 6.71% and pay Libor plus 170 basis points. The debenture carries an interest rate fixed for 10 years at 6.71%, and was originally based on a ten year treasury interest rate swap of 5.06%, plus 165 basis points and was, prior to the settlement of the interest rate swap, hedging market fluctuations. In the first quarter of 2009, the Corporation elected to unwind the interest rate swap position with the counterparty which resulted in realizing $3.3 million, which represented substantially all of the unrealized gains which had been recorded as noninterest income, under the fair value option through December 31, 2008. This was based on management’s determination that the interest rate swap would no longer provide a benefit to the Corporation.
Management has the intent to utilize the fair value option on selected financial assets and liabilities on a go forward basis.
The valuations of the instruments measured under ASC 820, Fair Value Measurements, for 2007 were measured under a market approach using matrix pricing investment for investment securities and the income approach using observable data for the liabilities reported under ASC 825, Financial Instruments, Fair Value Option. The inputs were observable

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
for the asset and liability yields on commonly quoted intervals based on similar assets and liabilities for level 2 instruments. Community Central Bank Corporation does not have a credit rating through any major credit research credit rating facility. The Trust Preferred Market from which a basis for pricing on the subordinated debenture is arrived at is reflective of changes in the commercial banking environment. The determination of fair value of the subordinated debenture is considered by management to be reflective of the current assessments as to the market for fixed rate trust preferred and subordinated debentures of similar duration and characteristics. During several quarterly periods, the trust preferred market reflected only a small base of participants in the market place. The disarray in the credit markets contributed to the lack of market transactions in this financial instrument. Under ASC 820, Fair Value Measurements and Disclosures, management evaluated factors to determine whether there has been a significant decrease in volume of activity for the liability compared to normal market activity. Based on the factors observable to management contained in ASC 820, Fair Value Measurements and Disclosures, management concluded that quoted prices may not be determinative of fair value. Management also evaluated the circumstances to determine whether the issuance of subordinated debentures and trust preferred securities was orderly based on the weight of evidence available. Based on the factors contained in ASC 820, Fair Value Measurements and Disclosures, management concluded the market for bank subordinated debentures and trust preferred securities was not orderly. Management has used all observable data available, including the market data for subordinated debentures and trust preferred securities traded as assets, to obtain additional observable information. The inputs and valuation techniques used by management to determine fair value included pricing models for like type financial instruments priced to a yield to maturity of that instrument. Management uses market surveys for like type instruments in aiding the valuation process. Management also considers market data for the issuance of subordinated debentures in evaluating the appropriate fair value of the instrument. Multiple inputs are used in the valuation process including assumptions on credit spreads, projected yield curves and other modeling techniques used in pricing financial instruments to determine the fair value after incorporating all known factors and adjustments which may be significant. A determination was made, based upon the significance of unobservable parameters as of March 31, 2010 to the overall fair value measurement, to continue to report the subordinated debentures under level 3 significant unobservable inputs. In addition to the unobservable components, or level 3 components, observable components that can be validated to external sources are part of the validation methodology. The net change in fair value associated with all instruments recorded under ASC 825, Financial Instruments, Fair Value Option, totaled $501,000 for the first three months of 2010, versus $232,000 for the first three months of 2009. The increase was primarily related to larger gains recorded in the fair market value of the subordinated debenture connected with the issuance of trust preferred securities.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The table below contains the fair value measurement at March 31, 2010 using the identified valuations and the changes in fair value for the three month period ended March 31, 2010.

Changes in fair value for
three months ended
March 31, 2010
		Fair Value Measurement at		measured at fair value
		March 31, 2010		pursuant to election of
		Significant Other	Significant	the fair value option
	Fair Value	Observable	Unobservable	Other Gains or Losses in
	Measurements	Inputs	Inputs	noninterest income
Description	3/31/2010	(Level 2)	(Level 3)	pretax income
(In thousands of dollars)
Securities available for sale	$49,162	$49,162	$—	$—
Subordinated Debentures	7,865	—	7,865	501

$501

				Changes in fair value for
				three months ended
				March 31, 2009
		Fair Value Measurement at		measured at fair value
		March 31, 2009		pursuant to election of
		Significant Other	Significant	the fair value options
	Fair Value	Observable	Unobservable	Other Gains or Losses in
	Measurements	Inputs	Inputs	noninterest income
Description	3/31/2009	(Level 2)	(Level 3)	pretax income
		(In thousands of dollars)
Trading Securities	$1,737	$1,737	$—	$(103)
Securities available for sale	69,184	69,184	—	—
Interest rate swap hedging securities	—	—	—	(75)
Subordinated Debentures	12,022	—	12,022	735
Interest rate swap hedging subordinated debentures	—	—	—	(325)

				$232

Interest income and interest expense of the respective financial instruments have been recorded in the consolidated statement of income based on the category of financial instrument.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Changes in level 3 recurring fair value measurements
The tables below include a roll forward of the balance sheet amounts for the three month period ended, March 31, 2010 and the twelve month period ended, December 31, 2009 (including the change in fair value), for financial instruments classified by the Corporation within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Corporation attempts to risk manage the observable components of level 3 financial instruments using derivative positions that are classified within level 2 of the valuation hierarchy; as these level 2 risk management instruments are not included below, the gains or losses in the table do not reflect the effect of the Corporation’s risk management activities related to such level 3 instruments.
Fair value measurements using significant unobservable inputs
(In thousands)

Changes in fair
value related to
		Total realized /	Purchases	Transfers		financial
For the quarter ended	Fair Value	unrealized	issuances	in and / or	Fair Value	instruments held at
March 31, 2010	January 1, 2010	gains / (losses)	settlements, net	out of Level 3	March 31, 2010	March 31, 2010

Subordinated
Debentures	$8,366	$501	$—	$—	$7,865	$501

Changes in fair
value related to
		Total realized /	Purchases	Transfers		financial
For the year ended	Fair Value	unrealized	issuances	in and / or	Fair Value	instruments held at
March 31, 2009	January 1, 2009	gains / (losses)	settlements, net	out of Level 3	March 31, 2009	March 31, 2009

Subordinated
Debentures	$12,757	$735	$—	$—	$12,022	$735
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired Loans
The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using primarily collateral value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. The fair value of the collateral is based on an observable market price, current appraised value and management’s estimates of collateral and other market conditions. Due to the lack of market transactions, volatility in pricing and other factors, some of which may be unobservable, the Corporation recorded the impaired loans as nonrecurring level 3.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
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
The following table presents assets measured at fair value on a nonrecurring basis at March 31, 2010 and December 31, 2009.

		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Assets	Date	(Level 1)	(Level 2)	(Level 3)
		(In thousands)			Total Losses for
					the quarter ended
					March 31, 2010
March 31, 2010
Impaired loans	$36,699	$—	$—	$36,699	$4,968
Other real estate owned	9,300	—	—	9,300	401

					Total Losses for
					the quarter ended
					March 31, 2009
March 31, 2009
Impaired loans	$24,266	$—	$—	$24,266	$1,756
Other real estate owned	3,379	—	—	3,379	253

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
In accordance with ASC 825, Financial Instruments, the carrying amounts and estimated fair values of financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Financial Assets
Cash and cash equivalents	$67,977	$67,977	$34,163	$34,163
Securities available for sale, at fair value	49,162	49,162	76,552	76,552
Securities held to maturity, at amortized cost	3,681	3,708	3,467	3,469
FHLB stock	5,877	5,877	5,877	5,877
Residential mortgages held for sale	3,801	3,801	3,497	3,497
Loans, net of allowance	385,837	396,889	392,210	402,500
Accrued interest receivable	1,990	1,990	1,878	1,878

Financial Liabilities
Demand and savings deposits	103,769	103,469	96,388	96,388
Time deposits	322,446	328,837	304,743	311,102
Repurchase agreements	36,407	36,407	41,106	41,106
Federal Home Loan Bank advances	65,700	66,985	65,700	66,883
Accrued interest payable	514	514	618	618
Subordinated debentures (a)	7,865	7,865	8,366	8,366

(a)	Carried at fair value ASC 825, Financial Instruments, The Fair Value Option for Financial Assets and Liabilities, for the entire category.
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
Subordinated debentures: Subordinated debentures are carried at fair value under ASC 825, Financial Instruments, The Fair Value Option. (See Note 4 to the Consolidated Financial Statements)
Commitments: The fair value of commitments is estimated using the fees currently charged to enter into similar arrangements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The majority of commitments to extend credit and letters of credit would result in loans with a market rate of interest if funded. The fair value of these commitments is not material.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation
The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at March 31, 2010 and December 31, 2009 and the results of operations for the three months ended March 31, 2010 and 2009. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.
The results of our operations may also be affected by local and general economic conditions. The largest geographic segment of our customer base is in Macomb County, Michigan. The economic base of the County continues to diversify from the automotive service sector, although the impact of the restructuring of the American automobile companies has a direct impact on southeastern Michigan. A slowdown in the local and statewide economy has produced increased financial strain on segments of the Bank’s customer base. The Bank has experienced increased delinquency levels and losses in its loan portfolio, primarily with commercial real estate, residential developer loans within the commercial real estate loan portfolio, with commercial and industrial loans, and with residential real estate loans. Further downturns in the local economy may affect the demand for, and performance of, commercial loans and related small to medium sized business related products. This could have a significant impact on how the Corporation deploys earning assets. The competitive environment among other financial institutions and financial service providers and the Bank in the Macomb, Oakland, St. Clair and Wayne counties of Michigan may affect the pricing levels of various loan and deposit products. The impact of competitive rates on deposit products may increase the relative cost of funds for the Corporation and thus negatively impact net interest income.
The weakness in the economy continues to affect parts of our loan portfolio requiring a higher provision for loan losses. We recorded an $8.2 million provision for loan losses in the first quarter of 2010. In addition, net charge-offs for the first quarter represented 6.70% of total average loans on an annualized basis. Total nonaccruing loans and loans past due 90 days or more and still accruing interest totaled $22.9 million, or 5.72% of total loans at March 31, 2010 compared to $22.9 million, or 5.68% at December 31, 2009. The allowance for loan losses at March 31, 2010 was $14.5 million, or 3.62% of total loans compared to $13.0 million, or 3.21% at December 31, 2009. In addition to the nonaccrual loans stated above, as of March 31, 2010, restructured loans increased to $31.2 million from $20.4 million at December 31, 2009. Although our nonperforming loan level and other real estate owned levels continue to pressure our earnings, we continue to proactively deal with these issues. Unless and until we can substantially reduce our levels of nonperforming loans and other real estate owned, however, we do not expect to return to profitability.
We continue to focus on strategies to preserve and increase capital, and emphasize segments of operations that are capital efficient, such as our mortgage banking operations, our branch deposit operations as well as our Trust and Wealth Management divisions. An ongoing effort to increase our core deposits has resulted in a reduction in our cost of funds. During the first quarter of 2010, our deposits increased $25.1 million. Brokered deposits decreased $16.2 million during the first quarter. Although Federal Home Loan Bank (“FHLB”) advances remained unchanged during the first quarter of 2010, we expect to continue to reduce outstanding advances as they mature, replacing them with lower cost core deposit funding.
Quantitative measures established by regulation require the Corporation and the Bank to maintain minimum amounts and ratios of Tier I capital and total capital (as defined in the regulations) to risk-weighted assets. The Corporation and the Bank are also subject to a minimum Tier I leverage ratio expressed as a percentage of quarterly average assets (as defined). The Corporation is further subject to leverage ratios consisting of primary capital and total capital as a percentage of assets at period end. The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items. Capital amounts and classifications are also subject to qualitative judgments about components, risk weightings, and other factors in which the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent the overall financial condition of the Corporation or the Bank. As an undercapitalized Bank regulatory approval is required to accept or renew brokered deposits. In addition, the Bank is subject to significant restrictions on capital distributions, asset growth, acquisitions, new activities, new branches, and management fees. The Bank is also required to file a written capital restoration plan with the FDIC by June 14, 2010.
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
In December 2009 the Corporation raised a total of $4.2 million in capital through the sale of Series B cumulative convertible perpetual preferred stock. The Series B preferred stock can be converted into common stock of the Corporation at any time by the holders, or by the Corporation under certain circumstances, at an initial conversion price of $8.00 per share of common stock, subject to adjustment and certain limitations, as described below. A warrant to purchase shares of the Corporation’s common stock is attached to each share of Series B preferred stock. Each warrant represents the right of the holder to purchase 20 shares of the Corporation’s common stock at a purchase price of $5.00 per common share and is exercisable for ten years. Dividends on the Series B preferred stock are payable quarterly in arrears at a rate of 5.00% per annum, if and when declared by the Corporation’s Board of Directors. Dividends on the Series B preferred shares are cumulative. On or after August 1, 2010, the Series B preferred stock will be subject to mandatory conversion into common stock under certain circumstances, including the Corporation’s stock price trading at or above $10.00 per share, subject to adjustment.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
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
Assets
At March 31, 2010, the Corporation’s total assets were $555.7 million, an increase of $11.9 million or 2.18%, from December 31, 2009. The largest segment of asset increase for the first quarter occurred in the cash and cash equivalents, which increased from $34.1 million to $68.0 million. The available for sale securities portfolio decreased $16.8 million during the first quarter primarily from mortgage backed security pay downs and sales. The Corporation has increased its short term cash position in order to increase liquidity given the current economic uncertainties and the regulatory prohibitions on our accepting or renewing brokered deposits given our undercapitalized capital status. At March 31, 2010, $56.4 million in brokered time deposits will mature in twelve months. At March 31, 2010, total net loans decreased $2.8 million.
Changes in the loan portfolio for the first quarter of 2010 were comprised of an increase in the commercial real estate loan portfolio of $3.3 million, offset by decreases of $6.1 million in all other categories of loans for the quarter ended March 31, 2010. The primary collateral on these loans is commercial real estate, although other forms of collateral are also used to secure the loans. We also typically obtain the personal guarantees of the borrowers. Commercial and industrial loans at March 31, 2010 totaled $44.5 million, a decrease of $4.2 million or 8.71%, over the quarter ended December 31, 2009. Commercial and industrial loans as a percentage of total loans comprised 11.1%, a decrease from 12.1% of total loans at December 31, 2009. The Corporation has historically had a lower percentage of commercial and industrial type loans compared to commercial real estate loans as it concentrates its lending in the commercial real estate sector.
The residential mortgage loan portfolio totaled $49.8 million at March 31, 2010, a decrease of $1.3 million or 2.56%, from December 31, 2009. The Corporation continues to sell the residential mortgage loans it originates as the yields available from these loans are relatively lower in comparison to the commercial base. The Corporation does retain the servicing, allowing the Corporation to retain customers and the related deposit base, coupled with our ability to offer the customer other banking products. Adjustable rate loans represented $29.2 million, or 58.6%, of the total residential mortgage loan portfolio at March 31, 2010. Residential mortgage loans are made principally as an accommodation to our business banking customers. The residential ARM loans reprice typically at 400 basis points over the one year Treasury rate. The home equity lines of credit (“HELOC”) totaled $21.6 million, or 5.41% of total loans, at March 31, 2010, a decrease of $242,000 from December 31, 2009. This portfolio product is tied to The Wall Street Journal prime interest rate. These loans are secured by real estate and are currently originated with loan to values (including all prior liens) up to 80% of the appraised value of the real estate. The Corporation has significantly curtailed lending in this segment of the loan portfolio due to the dramatic decline in real estate collateral values in southeastern Michigan and nationwide.
Consumer loans (excluding HELOCs and credit card loans) totaled $6.7 million at March 31, 2010, a decrease of $219,000 from December 31, 2009, as management intentionally sought to reduce the Corporation’s exposure in this portfolio. The largest portion of the consumer loan portfolio is comprised of boat loans. The Corporation’s geographic proximity to Lake St. Clair and the lending experience in this area have contributed to this segment of the portfolio. In 2005, the Corporation offered less competitive interest rates on boat loans to reduce potential credit exposure in this area. The current downturn in the local economy has adversely affected the ability of borrowers to repay the outstanding loans. At March 31, 2010, boat loans comprised approximately $5.5 million, or 81.9%, of the consumer loan portfolio and 1.37% of total loans compared to $5.6 million, or 80.0%, of the consumer portfolio and 1.39% of total loans at December 31, 2009.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Mortgage loans held for sale totaled $3.8 million at March 31, 2010 compared to $3.5 million at December 31, 2009. The mortgage loans were originated by the Bank’s mortgage subsidiary. Loans closed generally remain in loans held for sale for less than 30 days. Loans are normally committed for sale before funding takes place.
Additionally, the Corporation had approximately $162.0 million in outstanding loans at March 31, 2010, to borrowers in the real estate rental and properties management industries. Approximately 62% of all commercial real estate loans are owner occupied.
The major components of the loan portfolio are as follows:

	March 31,	Percentage	December 31,	Percentage	Net	Net
	2010	of total loans	2009	of total loans	Change	Change %
	(In thousands, except percentages)
Loans held for sale:
Residential real estate	$3,801		$3,497		$304	8.69%

Loans held in the portfolio:
Commercial real estate	$276,857	69.2%	$273,578	67.9%	$3,279	1.20%
Commercial and industrial	44,535	11.1%	48,782	12.1%	$(4,247)	(8.71%)
Residential real estate	49,792	12.4%	51,101	12.7%	$(1,309)	(2.56%)
Home equity lines	21,647	5.4%	21,889	5.4%	$(242)	(1.11%)
Consumer loans	6,742	1.7%	6,961	1.7%	$(219)	(3.15%)
Credit cards	771	0.2%	856	0.2%	$(85)	(9.93%)

Total loans	$400,344	100.0%	$403,167	100.0%	$(2,823)	-0.7%

Securities available for sale totaled $49.2 million at March 31, 2010, a decrease of $16.7 million for the first three months of 2010. The Corporation continues to decrease the size of the investment portfolio in an effort to provide liquidity for upcoming maturities of brokered time deposits and reduce the total asset size of the Bank for capital considerations. Mortgage-backed securities (“MBS”) decreased $9.4 million to $32.5 million at March 31, 2010, as a result of pay downs and sales. The majority of the MBS portfolio comprises Government National Mortgage Association (“GNMA”) securities which carry the full faith and credit of the United States Government. Collateralized mortgage obligations (“CMO”) totaled $12.8 million at March 31, 2010, a decrease of $5.8 million from December 31, 2009. This decrease resulted from paydowns received on these securities. The majority of this portfolio also comprises GNMA securities. Municipal securities in portfolio totaled $3.2 million at March 31, 2010, a decrease of $1.3 million from December 31, 2009. The portfolio of municipal bonds was reduced for federal income tax considerations through sales, maturities and calls.
At March 31, 2010, our available for sale securities portfolio had unrealized gain of $345,000 or 70 basis points of the total portfolio. The Corporation continues to decrease the size of the securities portfolio in an effort to increase the Tier 1 leverage ratio of the Bank. The total net realized gain from the sale of available for sale securities totaled $78,000 for the first quarter of 2010 and was the result of portfolio restructuring activity.
The Corporation has less than one percent of the total investment portfolio in other than government agency investments.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table is a summary of our nonperforming loans, restructured loans, other real estate owned and repossessed property.

	March 31,	December 31,
	2010	2009
	(In thousands)
Nonaccrual loans:
Commercial real estate	$14,905	$16,020
Commercial and industrial	2,288	584
Residential real estate	4,906	5,673
Home equity lines	288	219
Consumer loans	445	378
Credit cards	—	—

Total	22,832	22,874

Accruing loans delinquent more than 90 days:
Commercial real estate	$—	$—
Commercial and industrial	—	—
Residential real estate	84	—
Home equity lines	—	—
Consumer loans	—	—
Credit cards	—	7

Total	84	7

Total nonperforming loans	$22,916	$22,881

Troubled debt restructured loans:
Commercial real estate	$29,603	$20,341
Commercial and industrial	83	83
Residential real estate	1,483	—

Total	31,169	20,424

Other real estate owned:
Commercial real estate	$8,275	$8,881
Residential real estate	322	419

Total	8,597	9,300

Other repossessed boats	$347	$494

Total nonperforming loans to total loans	5.72%	5.68%
Allowance for loan losses to nonperforming loans	63.30%	56.62%

Nonperforming loans, consisting of nonaccruing loans and loans past due 90 days or more and still accruing interest totaled $22.9 million, or 5.72% of total loans, at March 31, 2010 compared to $22.9 million, or 5.68% of total loans, at December 31, 2009. The total amount of new loans which entered into nonaccrual status, primarily from delinquency, closely approximated the total amount of loans charged off during the first quarter of 2010. In addition to the nonperforming loans stated above, as of March 31, 2010, restructured loans increased to $31.2 million from $20.4 million at December 31, 2009. Of those loans reported as troubled debt restructured loans, $31.2 million had delinquencies of less than 30 days. A total of $2.9 million of troubled debt restructurings are classified as nonaccrual loans and reported in total nonaccrual loans for March 31, 2010.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table shows an analysis of the allowance for loan losses:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2010	2009
	(In thousands)
Balance at beginning of the period	$12,957	$7,315
Charge-offs:
Commercial real estate	5,000	7,257
Commercial and industrial	586	1,205
Residential real estate	928	486
Home equity lines	61	538
Consumer loans	195	237
Credit cards	39	54

Total charge-offs	6,809	9,777

Recoveries:
Commercial real estate	1	72
Commercial and industrial	155	400
Residential real estate	2	23
Home equity lines	—	3
Consumer loans	2	71
Credit cards	—	—

Total recoveries	160	569

Net charge-offs (recoveries)	6,649	9,208

Provision charged to earnings	8,200	14,850

Balance at the end of the period	$14,508	$12,957

As a percentage of total portfolio loans	3.62%	3.21%

Ratio of net charge-offs during the period to average loans during the period (Annualized)	6.70%	2.22%
The allowance for loan losses as a percentage of total loans increased to 3.62% at March 31, 2010, compared to 3.21% at December 31, 2009. The Corporation performs a detailed quarterly review of the allowance for loan losses. The Corporation evaluates those loans classified as substandard, under its internal risk rating system, on an individual basis for impairment. The level and allocation of the allowance is determined primarily based on management’s evaluation of collateral value, less the cost of disposal, for loans reviewed in this category. The remainder of the total loan portfolio is segmented into homogeneous loan pools with similar risk characteristics. The primary risk element considered by management regarding each consumer and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor’s rights in order to preserve the Bank’s position. The primary risk elements concerning commercial and industrial loans and commercial real estate loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews the existence of collateral and its value.
Liabilities
During the quarter ended March 31, 2010, total deposits increased $25.1 million to $426.2 million. The increase in deposits was attributable to an increase in noninterest bearing demand deposit accounts of $7.3 million and retail time deposits under $100,000 of $18.7 million. The increase was offset by declines in time deposits over $100,000 as the Bank actively pursued reductions in brokered time deposits which are included in the total. Total brokered time deposits decreased $16.2 million during the first quarter of 2010, decreasing to $110.4 million from $126.6 million, as the Bank replaced wholesale funding with organic growth in deposits. The Bank continues to utilize strategies to reduce its level

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
of wholesale funding both in brokered time deposits and FHLB advances. The Bank experienced core deposit growth in most deposit categories with all branches of the Bank posting deposit growth. Noninterest bearing deposits, primarily business related checking accounts, increased $7.3 million, or 15.9%, at March 31, 2010 compared to December 31, 2009. The continued growth in the Bank’s branch base and a continued focused business development effort has helped increase this area of the deposit base. The competitive rate environment amongst local financial institutions has made the Bank decide in some cases not to raise the interest rate on the deposit product at the time, frequency or level to match or exceed interest rates given by local financial institutions. The Bank continues to see competitive deposit rates offered by local financial institutions within the geographic proximity of the Bank, which could have the effect of increasing the cost of funds to a level higher than management projects. While the Bank will continue its focus on generating local deposits, it may be required to continue to use to a lesser extent, FHLB advances based on a nationwide interest rate structure, typically at what is considered to be premium interest rates. However, the local competition for certificate of deposit products has continued to be strong and the Bank has found the wholesale funding strategy to often effectively compete with the rates offered for similar term retail certificate of deposit products of local community and regional banks. As new or renewed brokered deposits have become unavailable to the Bank, cash equivalents and FHLB advances will be increasingly important as funding and liquidity options for the Bank.
The major components of deposits are as follows:

		Percentage		Percentage
	March 31,	of total	December 31,	of total	Net	Net
	2010	deposits	2010	deposits	Change	Change %
	(In thousands, except percentages)
Noninterest bearing demand	$52,984	12.4%	$45,716	11.4%	$7,268	15.90%
NOW accounts	19,891	4.7%	17,059	4.3%	2,832	16.60%
Money market accounts	21,756	5.1%	24,813	6.2%	(3,057)	(12.32%)
Savings deposits	9,138	2.1%	8,800	2.2%	338	3.84%
Time deposits under $100,000	96,484	22.6%	77,769	19.4%	18,715	24.06%
Time deposits $100,000 and over	225,962	53.0%	226,974	56.6%	(1,012)	(0.45%)

Total deposits	$426,215	100.0%	$401,131	100.0%	$25,084	6.3%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Short term borrowings at March 31, 2010, consisted of short term FHLB advances of $32.0 million and securities sold with an agreement to repurchase them the following day of $17.4 million. Following are details of our short term borrowings for the dates indicated:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Amount outstanding at end of period
Short-term repurchase agreements	$17,407	$22,106
Short-term FHLB advances	$32,000	$22,000

Weighted average interest rate on ending balance
Short-term repurchase agreements	1.46%	1.49%
Short-term FHLB advances	4.33%	4.56%

Maximum amount outstanding at any month end during the year
Short-term repurchase agreements	$17,407	$25,771
Short-term FHLB advances	$32,000	$29,000

Average amount outstanding during the year
Short-term repurchase agreements	$18,589	$20,863
Short-term FHLB advances	$27,000	$31,000

Weighted average interest rate
Short-term repurchase agreements	1.23%	1.55%
Short-term FHLB advances	4.33%	4.03%
During the first quarter of 2007, the Corporation borrowed $19 million in a wholesale structured repurchase agreement. At March 3, 2008 the borrowing changed to a fixed interest rate of 4.95% until March 2, 2017. The repurchase agreement became callable quarterly after March 2, 2008.
In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to attempt to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. The advances are collateralized by residential and commercial mortgage loans under a specific collateral agreement totaling approximately $215.0 million and $217.0 million at March 31, 2010 and 2009, respectively. Long-term advances comprised advances with maturities from August 2011 to June 2016 with an average duration of approximately 2.9 years.
FHLB advances outstanding at March 31, 2010 were as follows:

	Fair Value	Average rate
	at end of period	at end of period
	(In thousands, except percentages)
Short-term FHLB advances	$32,000	4.33%
Long-term FHLB advances	$33,700	5.04%

	$65,700	4.70%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Liquidity and Capital Resources
Liquidity allows the Bank to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows and managing interest rate margins requires continuous analysis to attempt to match the maturities and repricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, unpledged securities with market values above book, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by a $100 million secured line of credit with the FHLB. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. We have substantially increased our cash and cash equivalent balances in 2009 and through the first quarter ended March 31, 2010 as our access to brokered deposits has been curtailed due to our current regulatory capital level at the Bank. As of March 31, 2010, unused commitments comprised $77.8 million. The Bank has $155.3 million in time deposits coming due within twelve months from March 31, 2010, which includes $56.4 million of brokered deposits.
Following are regulatory capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

	March 31,		December 31,		Minimum Ratio	Ratio
	2010		2009		for Capital	to be
	Capital	Ratio	Capital	Ratio	Adequacy Purposes	“Well Capitalized”
	(In thousands, except percentages)
Tier I capital to risk-weighted assets
Consolidated	$13,098	3.35%	$24,584	6.31%	4%	NA
Bank only	22,510	5.77%	31,133	7.99%	4%	6%

Total capital to risk-weighted assets
Consolidated	$26,196	6.71%	$44,619	11.44%	8%	NA
Bank only	27,507	7.05%	36,102	9.27%	8%	10%

Tier I capital to average assets
Consolidated	$13,098	2.34%	$24,584	4.47%	4%	NA
Bank only	22,510	4.02%	31,133	5.67%	4%	5%
The Bank was categorized as undercapitalized at March 31, 2010 and adequately capitalized at December 31, 2009. Since the Bank was adequately capitalized at December 31, 2009, regulatory approval is required to accept or renew brokered deposits. We have not requested any such approvals. Effective January 1, 2010, the interest rate we may pay for deposits is limited to 75 basis points above the national rate for similar products unless we can support to the FDIC that prevailing rates in our market area exceed the national average.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table shows the changes in stockholders’ equity for the three months ended March 31, 2010:

				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive	Total
	Stock	Stock	Earnings	Income/(Loss)	Equity
Beginning balance, January 1, 2010	$7,146	$32,214	$(15,536)	$164	$23,988

Issuance of preferred stock	499	—	—	—	499
Cash dividend on Preferred shares	—	—	(136)	—	(136)
SFAS 123R expensing of options	—	28	—	—	28
Net income (loss)	—	—	(8,688)	—	(8,688)
Change in unrealized gain/loss	—	—	—	64	64

Ending balance, March 31, 2010	$7,645	$32,242	$(24,360)	$228	$15,755

Stockholders’ equity was $15.8 million as of March 31, 2010, which was a decrease of $8.2 million from December 31, 2009. The decrease in stockholders’ equity was primarily attributable to the net loss of $8.7 million recorded in the first quarter of 2010. The net change in the fair value associated with the Corporation’s subordinated debenture resulted in a valuation gain, as recorded in the consolidated statement of income, of $501,000 in the first quarter of 2010, and a cumulative gain of $10.7 million, from inception in 2007. The valuation of this single instrument was a significant part of the Corporation’s equity at March 31, 2010. Partially offsetting the reduction in equity from the net loss was the successful issuance of Series B preferred stock for $499,000. Cash dividends paid on the Corporation’s Series A and B preferred stock decreased equity by $136,000 in the first quarter of 2010. The expense and corresponding increase in equity from the compensation expense for stock options awarded was $28,000. The continued low interest rate environment and the quality of the investment portfolio resulted in an increased market value of the available for sale investment securities portfolio and the resulting increase in accumulated other comprehensive income of $64,000 for the first quarter of 2010.
Quantitative measures established by regulation require the Corporation and the Bank to maintain minimum amounts and ratios of Tier I capital and total capital (as defined in the regulations) to risk-weighted assets. The Corporation and the Bank are also subject to a minimum Tier I leverage ratio expressed as a percentage of quarterly average assets (as defined). The Corporation is further subject to leverage ratios consisting of primary capital and total capital as a percentage of assets at period end. The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items. Capital amounts and classifications are also subject to qualitative judgments about components, risk weightings, and other factors in which the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent the overall financial condition of the Corporation or the Bank. As an undercapitalized Bank regulatory approval is required to accept or renew brokered deposits. In addition, the Bank is subject to significant restrictions on capital distributions, asset growth, acquisitions, new activities, new branches, and management fees. The Bank is also required to file a written capital restoration plan with the FDIC by June 14, 2010.
Preferred Stock Issuance
In December 2009 and January 2010, we raised a total of $4.7 million in capital through the sale of Series B cumulative convertible perpetual preferred stock. The Series B preferred stock can be converted into common stock of the Corporation at any time by the holders, or by the Corporation under certain circumstances, at an initial conversion price of $8.00 per share of common stock, subject to adjustment and certain limitations, as described below. A warrant to purchase shares of the Corporation’s common stock is attached to each share of Series B preferred stock. Each warrant represents the right of the holder to purchase 20 shares of the Corporation’s common stock at a purchase price of $5.00 per common share and is exercisable for ten years. Dividends on the Series B preferred stock are payable quarterly in

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
arrears at a rate of 5.00% per annum, if and when declared by the Corporation’s Board of Directors. Dividends on the Series B preferred shares are cumulative. On or after August 1, 2010, the Series B preferred stock will be subject to mandatory conversion into common stock under certain circumstances, including the Corporation’s stock price trading at or above $10.00 per share, subject to adjustment.
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
Net Interest Income
Net interest income before the provision for loan losses for the first quarter of 2010 was $2.7 million, compared to $2.8 million for the first quarter of 2009. Net interest margin decreased slightly from 2.21% in the first quarter of 2009 to 2.19% in the first quarter of 2010. Significantly affecting net interest income and net interest margin in the first quarter of 2010 was on average $63.8 million of cash and due from banks and federal funds sold, which we maintained at a high level, earning a very low rate of interest, due to our inability to accept or renew brokered deposits.

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

	Three Months Ended
	March 31, 2010 vs. 2009
		Increase (Decrease)
		Due to Changes In
		Volume
	Total	and Both	Rate
	(In thousands)
Earning Assets — Interest Income:
Loans	$(391)	$(242)	$(149)
Securities, including trading	(539)	(224)	(315)
Federal funds sold	16	16	—

Total	(914)	(450)	(464)

Deposits and Borrowed Funds — Interest Expense:
NOW and money market accounts	(18)	7	(25)
Savings deposits	(3)	(1)	(2)
Time deposits	(388)	320	(708)
FHLB advances and repurchase agreements	(387)	(401)	14
Subordinated debentures	9	(245)	254

Total	(787)	(320)	(467)

Net Interest Income	$(127)	$(130)	$3

The average yield earned on interest earning assets for the first quarter of 2010 was 5.22% compared to 5.67% for the first quarter of 2009. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment, for 2009 was 5.87% compared to 6.01% during the first quarter of 2009. The overall decrease in the loan portfolio yield was attributable to continued restructuring of loans at lower than market rates, coupled with the effect of the reversal of interest income on nonaccruing loans. The commercial, commercial real estate and home equity line loans that repriced with prime interest rate changes totaled approximately $115.0 million at March 31, 2010.
The average rate paid on interest bearing liabilities for the first quarter of 2010 was 3.11% compared to 3.82% in the first quarter of 2009. The decrease in average rate was due to the overall decline in the rate paid on interest bearing liabilities, primarily as the result of continued extremely low market rates. The decrease in the average rate for NOW and money market accounts for the first quarter of 2010 was primarily attributable to the drop in short term interest rates, with the average rate moving to 0.63% during the first quarter of 2010 from 0.90% in the first quarter of 2009. The average rate paid on savings also decreased, moving to 0.62% for the first quarter of 2010 from 0.72% in the first quarter of 2009. The rate paid on the total time deposit portfolio decreased to 2.87% for the first quarter of 2010, from 3.91% for the same time period in 2009 also due to the decrease in short term interest rates. The rate paid on FHLB advances and repurchase agreements remained relatively unchanged at 4.13% in the first quarter of 2010 from 4.09% in the first quarter of 2009 and had the least rate movement of interest bearing liabilities as many of FHLB advance instruments have relatively long maturities. The average rate paid on the subordinated debenture remained unchanged at 6.71%. The yield on the subordinated debenture is calculated based on the original face amount of the obligation versus the fair value of the instrument recorded under fair value.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Average Balance Sheet
The following tables show the Corporation’s consolidated average balances of assets, liabilities, and stockholders’ equity, the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin for the three month periods ended March 31, 2010 and 2009. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees.

	Three Months Ended March 31,
	2010			2009
			Average			Average
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(In thousands)
Assets
Loans	$405,686	5,869	5.87%	$422,274	$6,260	6.01%
Securities	65,132	513	3.15%	93,430	1,052	4.50%
Federal funds sold	26,024	22	0.34%	7,023	6	0.35%
Total Earning Assets / Total Interest Income / Average Yield	496,842	6,404	5.22%	522,727	7,318	5.67%

Cash and due from banks	37,767			11,845
All other assets	26,250			25,803

Total Assets	$560,859			$560,375

Liabilities & Stockholders’ Equity
NOW and money market accounts	$42,211	66	0.63%	$37,977	84	0.90%
Savings deposits	9,095	14	0.62%	9,544	17	0.72%
Time deposits	320,191	2,264	2.87%	275,309	2,652	3.91%
FHLB advances and repurchase agreements	104,859	1,068	4.13%	144,150	1,455	4.09%
ESOP Loan	—	—	—	0	0	0.00%
Subordinated debentures	8,360	311	15.09%	12,317	302	9.80%

Total Interest Bearing Liabilities/ Total Interest Expense / Average Interest Rate Spread	484,716	3,723	3.11%	479,297	4,510	3.82%

Noninterest bearing deposits	49,230			42,641
All other liabilities	3,288			3,454
Stockholders’ equity	23,625			34,983

Total Liabilities & Equity	$560,859			$560,375

Net Interest Income		$2,681			$2,808

Net interest rate spread			2.11%			1.85%
Net Interest Margin (Net Interest Income / Total Earning Assets)			2.18%			2.17%
Net Interest Margin (fully taxable equivalent)			2.19%			2.21%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Provision for Loan Losses
We recorded an $8.2 million provision for loan losses in the first quarter of 2010, based upon management’s review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. In addition, net charge-offs for the first quarter of 2010 totaled $6.6 million, or 6.70% of total average loans on an annualized basis. Total nonaccruing loans and loans past due 90 days or more and still accruing interest totaled $22.9 million, or 5.72% of total loans at March 31, 2010 and remained relatively unchanged compared to $22.9 million, or 5.68% at December 31, 2009. The total amount of new loans which entered into nonaccrual status, primarily from delinquency, closely approximated the total amount of loans charged off during the first quarter of 2010. The allowance for loan losses at March 31, 2010 was $14.5 million, or 3.62% of total loans, versus $13.0 million, or 3.21% of total loans at December 31, 2009.
Noninterest Income
Noninterest income was $1.8 million for the first quarter of 2010, increasing $604,000, or 33.2%, from the first quarter of 2009. The increase was primarily related to gains recorded from the change in fair market value of assets and liabilities as measured under the fair value for first quarter 2010 compared to first quarter of 2009, when $501,000 and $232,000 were recorded, respectively. The gains recorded in both periods have been largely attributable to the fair value of the subordinated debenture connected with the issuance of trust preferred securities. The dramatic widening of market credit spreads for subordinated debentures and trust preferred securities changed the relative fair value of this financial liability dramatically. Changes in credit spreads are not easily predictable and may cause adverse changes in the fair value of this instrument and a possible loss of income in the future. Fiduciary income was $66,000 for the first quarter of 2010, which was a decrease of $17,000 or 20.5%, from the first quarter of 2009 as a result of market declines in assessable assets held under management. Mortgage banking income comprised primarily of gains on the sale of residential mortgages was $704,000 for the first quarter of 2010. The increase of $233,000 for the first quarter of 2010 compared to the first quarter of 2009 was reflective of the sizeable growth in the secondary market sales of government FHA and FNMA mortgages, spurred by low mortgage interest rates and government stimulus programs such as the first time home buyers tax credit. Net realized gains from the sale of securities were $78,000 for the first quarter of 2010 were attributable to restructuring activities in the available for sale securities portfolio. The category of other noninterest income totaling $378,000 in the first quarter of 2010 increased $173,000 primarily from lower losses on the disposal of repossessed assets and other real estate owned compared to the first quarter of 2009.
Noninterest Expense
Noninterest expense was $5.0 million for the first quarter of 2010, an increase of 28.7% or $1.1 million from the first quarter of 2009 primarily as a result of an increase in other operating expenses. Other operating expense of $2.3 million increased $816,000 million, or 55.2%, during the first quarter of 2010 compared to 2009. The largest increases in this category occurred in expenses associated with maintaining the other real estate owned properties and repossessed boat collateral increasing $635,000 for the respective period. Other areas of noninterest expense which increased in the first quarter 2010 over 2009 included increases in the FDIC insurance premium and legal costs related to loan workouts. For the first quarter 2010, the Corporation’s FDIC insurance assessment was $301,000, compared to $170,000 for the first quarter 2009. In December of 2009, the Bank prepaid an FDIC assessment of $4.0 million, which will be amortized over the years 2010 through 2012. In 2010 our prepaid portion of the assessment that will be expensed will total $1.2 million. Salaries, benefits and payroll taxes of $2.2 million increased $302,000, or 15.6%, from the first quarter 2009. This was primarily attributable to commissions paid at the mortgage company as a result of higher mortgage origination volumes. No bonuses have been paid or accrued for the named executive officers for the first quarter of 2010 and all of 2009 and 2008.
Provision for Income Taxes
We recorded no federal income tax benefit for the three months ended March 31, 2010 and recognized a federal income tax benefit of $858,000 for the three months ended March 31, 2009. A $3.0 million tax benefit for the first quarter of 2010, primarily associated with the $8.7 million net operating loss before income taxes, was offset by a corresponding increase in the valuation allowance on the net deferred tax assets. At March 31, 2010, we concluded we need to maintain a valuation allowance on our entire net deferred tax asset based on our continued net operating losses and the challenging environment currently confronting banks that could impact our future results.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Asset/Liability Management
The Asset Liability Management Committee (“ALCO”), which meets at least quarterly, is responsible for reviewing our interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table presents an analysis of our interest-sensitivity static gap position at March 31, 2010. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At March 31, 2010, we are considered asset sensitive in the time interval of the first three months. We are also considered to be slightly liability sensitive at the one year accumulated gap position.

		After Three	After One
	Within	Months But	Year But	After
	Three	Within	Within	Five
	Months	One Year	Five Years	Years	Total
	(In thousands)
Interest earning assets:
Excess Cash and Fed Funds Sold	$60,977	$—	$—	$—	$60,977
Securities, at amortized cost	3,498	13,847	27,535	7,963	52,843
FHLB stock	—	5,877	—	—	5,877
Loans (including held for sale)	114,913	69,433	189,310	30,489	404,145

Total	179,388	89,157	216,845	38,452	$523,842

Interest bearing liabilities
NOW and money market accounts	18,598	5,519	9,348	1,202	34,667
Savings deposits	548	2,210	5,779	—	8,537
Jumbo time deposits	26,321	88,531	111,110	—	225,962
Time deposits < $100,000	5,864	34,564	56,056	—	96,484
Repurchase agreements	17,407	—	19,000	—	36,407
FHLB	4,000	28,000	7,500	26,200	65,700
Subordinated debentures	—	—	—	18,557	18,557

Total	72,738	158,824	208,793	45,959	$486,314

Rate sensitivity gap	$106,650	$(69,667)	$8,052	$(7,507)

Cumulative rate sensitivity gap		$36,983	$45,035	$37,528

Rate sensitivity gap ratio	2.47x	0.55x	1.01x	.84x

Cumulative rate sensitivity gap ratio		1.15x	1.08x	1.06x
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
As of March 31, 2010, the table below reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast. Interest rate risk is a potential loss of income and/or potential loss of economic value of equity. Rate sensitivity is the measure of the effect of changing interest rates on the Bank’s net interest income or the net interest spread. The policy of the Bank is to risk no more than 10% of its net interest income in a changing interest rate scenario of +/- 200 basis points over a one-year simulation period. Furthermore, no more than 15% of net interest income can be projected at risk in a scenario of +/- 300 basis points over a one-year simulation period.

Percentage Change
Interest Rate Scenario	In Net Interest Income
Interest rates up 300 basis points	0.4%
Interest rates up 200 basis points	1.2%
Interest rates up 100 basis points	0.9%
Base Case	—
Interest rates down 100 basis points	-3.4%
Interest rates down 200 basis points	-9.5%
Interest rates down 300 basis points	-20.0%
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Asset/Liability Management” discussion under Part I, Item 2 above.
Item 4T. Controls and Procedures
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (“Act”)) as of March 31, 2010, was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as in effect at March 31, 2010 were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
PART II
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
     See Item 1A. Risk Factors in our Form 10-K for a discussion of certain risks inherent in our business. In addition, the following risk factors should also be considered.
We are subject to additional requirements and restrictions on our operations as a result of the Bank’s “undercapitalized” status.
     As of March 31, 2010, the Bank’s capital ratios have fallen below the level required for “adequately capitalized” status. As a result, a number of requirements and restrictions become applicable by statute that could have a material adverse effect on our business and results of operations and further limit our ability to grow and ultimately could jeopardize our ability to continue to operate.
     As a result of the Bank’s regulatory capital ratios being below the adequately capitalized level, certain requirements and restrictions are imposed on the Bank, including the following: (i) the Bank generally may not make any capital distributions to the Corporation; (ii) the Bank must submit a capital restoration plan to the FDIC for the FDIC’s review and approval; (iii) the Bank may not acquire any interest in any company or other bank, establish or acquire any additional branch office or engage in any new line of business without prior regulatory approval; and (iv) the Bank may not increase its assets over the total assets at April 30, 2010. The Bank is also prohibited from accepting, renewing or rolling over brokered deposits and is restricted in the effective yield it can offer on deposits. Therefore, should the Bank fail to submit an acceptable capital restoration plan and comply with its terms, or suffer a continued deterioration in its financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver. If these events occur, the Corporation probably would suffer a complete loss of the value of its ownership interest in the Bank.
We have deferred payment of interest on our subordinated debentures in connection with the issuance of our trust preferred securities and suspended dividend payments on our Series A and Series B preferred stock.
     On May 14, 2010, the Corporation issued a press release announcing that, in order to preserve capital, it had deferred interest payments on its $18 million of junior subordinated notes related to its trust preferred securities and suspended dividends on its Series A and Series B preferred stock. These actions could adversely impact the ability of the Corporation to continue to raise capital. Without additional capital, the financial viability of the Bank and the Corporation could be in jeopardy.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Item 6. Exhibits.
See Exhibit Index attached.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2010.

COMMUNITY CENTRAL BANK CORPORATION
By:	/S/ DAVID A. WIDLAK
David A. Widlak;
President and CEO (Principal Executive Officer)

By:	/S/ RAY T. COLONIUS
Ray T. Colonius;
Treasurer (Principal Financial and Accounting Officer)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
3.1	Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

3.2	Bylaws, as amended, of the Corporation are incorporated by reference to Exhibit 3 of the Corporation’s Current Report on Form 8-K filed on September 19, 2007 (SEC File No. 000-33373).

4.1	Specimen stock certificate of Community Central Bank Corporation is incorporated by reference to Exhibit 4.2 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

4.2	Certificate of Designation of Community Central Bank Corporation filed on December 30, 2008 with the State of Michigan designating the preferences, limitations, voting powers and relative rights of the Series A Preferred Stock, is incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on January 6, 2009. (SEC File No. 000-33373)

4.3	Certificate of Designation of Community Central Bank Corporation filed on October 2, 2009 with the State of Michigan designating the preferences, limitations, voting powers and relative rights of the Series B Preferred Stock, is incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on October 5, 2009. (SEC File No. 000-33373)

4.4	Form of Warrant Agreement issued in connection with the sale of the Corporation Series B Preferred Stock, is incorporated by reference to Exhibit 4.4 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (SEC File No. 000-33373).

4.5	Certificate of Designation of Community Central Bank Corporation filed on January 15, 2010 with the State of Michigan designating the preferences, limitations, voting powers and relative rights of the Series C Preferred Stock, is incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on October 5, 2009. (SEC File No. 000-33373)

10.1	1996 Employee Stock Option Plan is incorporated by reference to Exhibit 10.1 of the Corporation’s Registration Statement on Form SB-2 (SEC File No. 333-04113).

10.2	2000 Employee Stock Option Plan is incorporated by reference to Exhibit 10.6 of the Corporation’s Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2000 (SEC File No. 000-33373).

10.3	2002 Incentive Plan is incorporated by reference to Exhibit 10.7 of the Corporation’s Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2001 (SEC File No. 000-33373).

10.4	Community Central Bank Supplemental Executive Retirement Plan, as amended, and Individual Participant Agreements are incorporated by reference to Exhibit 10.6 of the Corporation’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 (SEC File No. 000-33373).

10.5	Community Central Bank Death Benefit Plan, as amended, is incorporated by reference to Exhibit 10.7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-33373).

10.6	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K filed with the SEC on March 25, 2005 (SEC File No. 000-33373).

10.7	Form of Non-qualified Stock Option Agreement is incorporated by reference to the Corporation’s Current Report on Form 8-K filed on January 17, 2006 (SEC File No. 000-33373).

10.8	Summary of Current Director Fee Arrangements is incorporated by reference to Exhibit 10.10 of the Corporation’s Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2004 (SEC File No. 000-33373).

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
11	Computation of Per Share Earnings

31.1	Rule 13a — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a) Certification (Chief Financial Officer)

32	Rule 1350 Certifications