Form 10-Q
period 2010-06-30
COMMUNITY CENTRAL BANK CORP
filed 2010-08-16
CIK 1014133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2010

Common Stock	3,739,881 Shares

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
PART I
Item 1. Financial Statements
Consolidated Balance Sheet

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Assets

Cash and due from banks	$61,852	$33,115
Federal funds sold	133	1,048

Cash and Cash Equivalents	61,985	34,163

Securities available for sale, at fair value	43,647	65,903
Securities held to maturity, at amortized cost	3,293	3,467
FHLB stock	5,877	5,877
Residential mortgage loans held for sale	8,474	3,497

Loans
Commercial real estate	269,882	273,578
Commercial and industrial	47,652	48,782
Residential real estate	48,288	51,101
Home equity lines of credit	21,370	21,889
Consumer loans	6,540	6,961
Credit card loans	888	856

Total Loans	394,620	403,167

Allowance for credit losses	(16,310)	(12,957)

Net Loans	378,310	390,210

Net property and equipment	8,834	9,106
Accrued interest receivable	1,841	1,878
Other real estate	8,337	9,300
Goodwill	638	638
Intangible assets, net of amortization	46	57
Cash surrender value of Bank Owned Life Insurance	11,451	11,285
Other assets	7,572	8,465

Total Assets	$540,305	$543,846

(continued)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Balance Sheet

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Liabilities

Deposits
Noninterest bearing demand deposits	$62,569	$45,716
NOW and money market accounts	40,844	41,872
Savings deposits	9,545	8,800
Time deposits	315,856	304,743

Total Deposits	428,814	401,131

Repurchase agreements	34,958	41,106
Federal Home Loan Bank advances	53,341	65,700
Accrued interest payable	780	618
Other liabilities	3,309	2,937
Subordinated debentures at fair value option	1,834	8,366

Total Liabilities	523,036	519,858

Stockholders’ Equity
Preferred stock (1,000,000 $1,000 par value shares authorized; 7,775 shares and 7,265 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	7,645	7,146
Common stock (No par value; 9,000,000 shares authorized; 3,739,881 and 3,737,181 issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	32,274	32,214
Retained deficit	(23,154)	(15,536)
Accumulated other comprehensive gain	504	164

Total Stockholders’ Equity	17,269	23,988

Total Liabilities and Stockholders’ Equity	$540,305	$543,846

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Interest Income
Loans (including fees)	$5,988	$6,653	$11,857	$12,913
Taxable securities	414	721	912	1,659
Tax exempt securities	38	84	53	198
Federal funds sold	34	7	56	13

Total Interest Income	6,474	7,465	12,878	14,783

Interest Expense
NOW and money market accounts	64	66	130	151
Savings deposits	12	13	25	30
Time deposits	2,227	2,524	4,491	5,175
Repurchase agreements and fed funds purchased	288	315	584	632
Federal Home Loan Bank advances	664	1,133	1,436	2,271
Subordinated debentures	311	311	623	613

Total interest expense	3,566	4,362	7,289	8,872

Net Interest Income	2,908	3,103	5,589	5,911
Provision for Credit Losses	4,000	2,700	12,200	5,250

Net Interest Income (Loss) after Provision for Credit Losses	(1,092)	403	(6,611)	661

Noninterest Income
Fiduciary income	65	82	131	165
Deposit service charges	100	95	191	190
Net realized security gain	131	228	209	356
Change in fair value of assets/liabilities carried at fair value	6,031	838	6,532	1,070
Mortgage banking income	741	1,290	1,445	1,761
Other income	370	259	748	464

Total noninterest income	7,438	2,792	9,256	4,006

Noninterest Expense
Salaries, benefits and payroll taxes	2,270	2,249	4,504	4,181
Net occupancy expense	434	417	892	880
Other operating expense	2,362	1,790	4,657	3,269

Total noninterest expense	5,066	4,456	10,053	8,330

Income (Loss) Before Taxes	1,280	(1,261)	(7,408)	(3,663)
Provision for Income Tax (Benefit) Expense	—	(459)	—	(1,317)

Net income (loss)	$1,280	$(802)	$(7,408)	$(2,346)

Dividends declared / accumulated on preferred shares	64	106	200	156

Net income (loss) available on common shares	$1,216	$(908)	$(7,608)	$(2,502)

Per share data:
Basic earnings (loss)	$0.33	$(0.24)	$(2.04)	$(0.67)

Diluted earnings (loss)	$0.33	$(0.24)	$(2.04)	$(0.67)

Cash dividends	$—	$—	$—	$—

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net Income (Loss) as Reported	$1,280	($802)	($7,408)	($2,346)

Other Comprehensive Income
Change in unrealized net gain (loss) on securities available for sale	276	(132)	340	59

Comprehensive Income (Loss)	$1,556	($934)	($7,068)	($2,287)

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Consolidated Statements of Cash Flow
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Operating Activities

Net loss	($7,408)	($2,346)
Adjustments to reconcile net loss to net cash flow from operating activities:
Net amortization of security premium	403	166
Net gain on available for sale securities	(209)	(356)
Net gain on instruments at fair value	(6,532)	(1,070)
Provision for credit losses	12,200	5,250
Depreciation expense	352	323
Deferred income tax benefit	—	(1,317)
Stock based compensation	47	40
Decrease in accrued interest receivable	37	454
Decrease in other assets	1,982	2,596
Increase (decrease) in accrued interest payable	162	(365)
Increase (decrease) in other liabilities	372	(435)
Increase in loans sold held for sale	(4,977)	(6,208)
(Increase) decrease in other real estate	963	(1,983)

Net Cash Used in Operating Activities	(2,608)	(5,251)
Investing Activities
Sales, maturities, calls and prepayments of securities available for sale	36,983	69,638
Purchases of securities available for sale	(15,879)	(56,386)
Maturities, calls, sales and prepayments of trading securities	—	24,700
Transfer and purchase of trading securities	—	(7,237)
Maturities, calls, and prepayments of held to maturity securities	164	143
Purchases of held to maturity securities	—	(2,088)
Increase in loans	(301)	(7,693)
Purchases of property and equipment	(80)	(55)

Net Cash Provided by Investing Activities	20,887	21,022
Financing Activities
Net increase in demand and savings deposits	16,570	13,836
Net increase (decrease) in time deposits	11,114	(1,659)
Net (decrease) increase in short term borrowings	(6,148)	1,026
FHLB advance repayments	(12,359)	(10,500)
Stock awards	3	—
Preferred Stock Issuance	499	500
Preferred Stock dividend paid	(136)	(156)

Net Cash Provided by Financing Activities	9,543	3,047

Increase in Cash and Cash Equivalents	27,822	18,818
Cash and Cash Equivalents at the Beginning of the Period	34,163	16,162

Cash and Cash Equivalents at the End of the Period	$61,985	$34,980

Supplemental Disclosure of Cash Flow Information
Interest paid	$7,127	$9,237
Loans transferred to other real estate owned	$1,498	$2,650

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Notes to Consolidated Financial Statements
(unaudited)
1. The financial statements of Community Central Bank Corporation (the “Corporation”) include the consolidation of its wholly-owned subsidiaries: Community Central Bank (the “Bank”) and Community Central Mortgage Company, LLC (the “Mortgage Company”).
The Corporation’s Consolidated Balance Sheets are presented as of June 30, 2010 and December 31, 2009, and Consolidated Statements of Income and Comprehensive Income for the six month periods ended June 30, 2010 and 2009, and Consolidated Statements of Cash Flow for the six months ended June 30, 2010 and 2009. These unaudited financial statements are for interim periods and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal, recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Critical Accounting Policies:
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
Fair Value Option for Financial Assets and Financial Liabilities: Under ASC 825, Financial Instruments, an entity is permitted to immediately elect the fair value option for existing eligible items. While not required to adopt the new standard until 2008, the Corporation elected to adopt it in the first quarter of 2007. As a result of the Corporation’s adoptions, certain financial instruments were valued at fair value using the fair value option. The Corporation adopted ASC 820, Fair Value Measurements and Disclosures.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
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
The valuations of the instruments measured under ASC 820, Fair Value Measurements, for 2007 were measured under a market approach using matrix pricing for investment securities and the income approach using observable data for the liabilities reported under ASC 825, Financial Instruments, Fair Value Option. The inputs were observable for the asset and liability yields on commonly quoted intervals based on similar assets and liabilities for level 2 instruments. Community Central Bank Corporation does not have a credit rating through any major credit research credit rating facility. The trust preferred market from which a basis for pricing on the subordinated debenture is arrived at is reflective of changes in the commercial banking environment. The determination of fair value of the subordinated debenture is considered by management to be reflective of the current assessments as to the market for fixed rate trust preferred and subordinated debentures of similar duration and characteristics. During several quarterly periods, the trust preferred market reflected only a small base of participants in the market place. The disarray in the credit markets contributed to the lack of market transactions in this financial instrument. Under ASC 820, Fair Value Measurements and Disclosures, management evaluated factors to determine whether there has been a significant decrease in volume of activity for the liability compared to normal market activity. Based on the factors observable to management contained in ASC 820, Fair Value Measurements and Disclosures, management concluded that quoted prices may not be determinative of fair value. Management also evaluated the circumstances to determine whether the issuance of subordinated debentures and trust preferred securities was orderly based on the weight of evidence available. Based on the factors contained in ASC 820, Fair Value Measurements and Disclosures, management concluded the market for bank subordinated debentures and trust preferred securities was not orderly. Management has used all observable data available, including the market data for subordinated debentures and trust preferred securities traded as assets, to obtain additional observable information. The inputs and valuation techniques used by management to determine fair value included pricing models for like type financial instruments priced to a yield to maturity of that instrument. Management uses market surveys for like type instruments in aiding the valuation process. Management also considers market data for the issuance of subordinated debentures in evaluating the appropriate fair value of the instrument. Multiple inputs are used in the valuation process including assumptions on credit spreads, projected yield curves and other modeling techniques used in pricing financial instruments to determine the fair value after incorporating all known factors and adjustments which may be significant. A determination was made, based upon the significance of unobservable parameters as of June 30, 2010 to the overall fair value measurement, to continue to report the subordinated debentures under level 3 significant unobservable inputs. In addition to the unobservable components, or level 3 components, observable components that can be validated to external sources are part of the validation methodology. The net change in fair value associated with all instruments recorded under ASC 825, Financial Instruments, Fair Value Option, totaled $6.5 million for the first six months of 2010, versus $1.1 million for the first six months of 2009. The signifant increase was primarily related to larger gains recorded in the fair market value of the subordinated debenture connected with the issuance of trust preferred securities. Significantly affecting the valuation of the debenture was the worsening financial condition of the Bank and the suspension and deferral of interest payments by the Corporation, which was announced on May 14, 2010. The fair value was based in part on the relative market value ascribed to debt and trust preferred instruments traded within the same geographic area as assets in the marketplace and with financial institutions of similar financial condition. The use of a discounted cash flow analysis was integral in the determination of the fair value of this instrument. An assumption used in the discounted cash flow analysis, in addition to those described above, was the forecasted deferral of interest payments by the Corporation on its subordinated debenture.
Changes in market credit spreads for this instrument impact the relative fair value of this financial liability. Changes in credit spreads are not easily predictable and may cause adverse changes in the fair value of this instrument and a possible loss of income in the future.

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
The following table presents the fair value measurement at June 30, 2010 using the identified valuations and the changes in fair value for the six month period ended June 30, 2010, and June 30, 2009.

				Changes in fair value for
				six months ended June 30,
				2010 measured at fair
		Fair Value Measurement at		value pursuant to election
		June 30, 2010		of the fair value option
		Significant Other	Significant
	Fair Value	Observable	Unobservable
	Measurements	Inputs	Inputs	Other Gains or Losses in
Description	06/30/10	(Level 2)	(Level 3)	pretax income
	(In thousands)
Securities available for sale
U.S. government agencies	$1,118	$1,118	$—	$—
U.S. agency mortgage backed securities	27,151	27,151	—	—
U.S. agency collateralized mortgage obligations	11,524	11,524	—	—
Municipal securities	3,101	3,101	—	—
Mutual fund and trust preferred securities	753	753	—	—
Subordinated debentures	1,834	—	1,834	6,532

				6,532

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

				Changes in fair value for
				six months ended June 30,
				2009 measured at fair
		Fair Value Measurement at		value pursuant to election
		June 30, 2009		of the fair value option
		Significant Other	Significant
	Fair Value	Observable	Unobservable
	Measurements	Inputs	Inputs	Other Gains or Losses in
Description	06/30/10	(Level 2)	(Level 3)	pretax income
	(In thousands)
Assets
Trading securities	$—	$—	$—	$(150)
Securities available for sale
U.S. agency mortgage backed securities	29,913	29,913	—	—
U.S. agency collateralized mortgage obligations	26,126	26,126	—	—
Municipal securities	6,780	6,780	—	—
Mutual fund and trust preferred securities	684	684	—	—
Interest rate swap hedging securities	—	—	—	(75)

Liabilities
Subordinated debentures	11,115	—	11,115	1,620
Interest rate swap hedging subordinated debentures	—	—	—	(325)

				$1,070

Interest income and interest expense of the respective financial instruments have been recorded in the consolidated statements of income based on the category of financial instrument.
Changes in level 3 recurring fair value measurements
The table below includes a rollforward of the balance sheet amounts for the three and six month period ended June 30, 2010 and the three and six month period ended June 30, 2009 (including the change in fair value), for financial instruments classified by the Corporation within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Corporation attempts to risk manage the observable components of level 3 financial instruments using derivative positions that are classified within level 2 of the valuation hierarchy; as these level 2 risk management instruments are not included below, the gains or losses in the table do not reflect the effect of the Corporation’s risk management activities related to such level 3 instruments.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Fair value measurements using significant unobservable inputs
(In thousands)

Changes in unrealized gains and
		Total realized /	Purchases,	Transfers		(losses) related to financial
For the three months	Fair Value	unrealized	issuances	in and / or	Fair Value	instruments for the three months
ended June 30, 2010	April 1, 2010	gains / losses	settlements, net	out of Level 3	June 30, 2010	ended held at June 30, 2010
(In thousands)
Subordinated Debentures	$7,865	$6,031	$—	$—	$1,834	$6,031

Changes in unrealized gains and
		Total realized /	Purchases,	Transfers		(losses) related to financial
For the six months	Fair Value	unrealized	issuances	in and / or	Fair Value	instruments for the six months
ended June 30, 2010	January 1, 2010	gains / losses	settlements, net	out of Level 3	June 30, 2010	ended held at June 30, 2010
(In thousands)
Subordinated Debentures	$8,366	$6,532	$—	$—	$1,834	$6,532

Changes in unrealized gains and
		Total realized /	Purchases,	Transfers		(losses) related to financial
For the three months	Fair Value	unrealized	issuances	in and / or	Fair Value	instruments for the three months
ended June 30, 2009	April 1, 2009	gains / losses	settlements, net	out of Level 3	June 30, 2009	ended held at June 30, 2009
(In thousands)
Subordinated Debentures	$12,022	$867	$—	$—	$11,155	$867

Changes in unrealized gains and
		Total realized /	Purchases,	Transfers		(losses) related to financial
For the six months	Fair Value	unrealized	issuances	in and / or	Fair Value	instruments for the six months
ended June 30, 2009	January 1, 2009	gains / losses	settlements, net	out of Level 3	June 30, 2009	ended held at June 30, 2009
(In thousands)
Subordinated Debentures	$12,757	$1,602	$—	$—	$11,155	$1,602
Assets Measured at Fair Value on a Nonrecurring Basis
Residential Mortgages Held for Sale
Residential mortgages held for sale are reported at the lower of cost or fair value. The fair value of the residential mortgages held for sale is based on binding quotes from investors.
Impaired Loans
The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Accounting for Creditors for Impairment of a Loan. The fair value of impaired loans is estimated primarily using collateral value. Those

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. The fair value of the collateral is based on an observable market price, current appraised value and management’s estimates of the value of the collateral and other market conditions. Due to the lack of market transactions, volatility in pricing and other factors, some of which may be unobservable, the Corporation recorded the impaired loans as nonrecurring level 3.
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
The following table presents assets measured at fair value on a nonrecurring basis for the three and six month period ended June 30, 2010 and the three and six month period ended June 30, 2009.

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
					Total Losses for the
					Three months ended
					June 30, 2010
June 30, 2010
Impaired loans	$44,544	$—	$—	$44,544	$3,310
Other real estate owned	$8,337	$—	$—	$8,337	$701

					Total Losses for the
					Six months ended
					June 30, 2010
June 30, 2010
Impaired loans	$44,544	$—	$—	$44,544	$8,278
Other real estate owned	$8,337	$—	$—	$8,337	$1,102

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
					Total Losses for the
					Three months ended
					June 30, 2009
June 30, 2009
Impaired loans	$30,283	$—	$—	$30,283	$1,526
Other real estate owned	$4,896	$—	$—	$4,896	$183

					Total Losses for the
					Six months ended
					June 30, 2009

June 30, 2009
Impaired loans	$30,283	$—	$—	$30,283	$3,282
Other real estate owned	$4,896	$—	$—	$4,896	$436
In accordance with ASC 825, Financial Instruments, the carrying amounts and estimated fair values of financial instruments, at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$60,030	$60,030	$34,163	$34,163
Securities available for sale, at fair value	43,647	43,647	65,903	65,903
Securities held to maturity, at amortized cost	3,293	3,356	3,467	3,469
FHLB stock	5,877	5,877	5,877	5,877
Residential mortgages held for sale	8,474	8,474	3,497	3,497
Loans, net of allowance	378,310	392,927	390,210	402,500
Accrued interest receivable	1,841	1,841	1,878	1,878

Financial Liabilities
Demand and savings deposits	112,958	112,958	96,388	96,388
Time deposits	315,856	322,244	304,743	311,102
Repurchase agreements	34,958	34,958	41,106	41,106
Federal Home Loan Bank advances	53,341	54,850	65,700	66,883
Accrued interest payable	780	780	618	618
Subordinated debentures (a)	1,834	1,834	8,366	8,366

(a)	Carried at fair value option under ASC 825, Financial Instruments, the Fair Value Option for Financial Assets and Liabilities, for the entire category.
Fair values are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis. The discount rates used are estimated using comparable market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs and optionality of such instruments. Considerable judgment is inherently required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented above do not necessarily represent amounts that the Corporation could realize in a current market exchange. The following methods and assumptions were used to estimate the fair value of financial instruments:
Cash and cash equivalents: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Securities, Federal Home Loan Bank stock: The fair value of the securities portfolio is based on matrix pricing where similar securities are used to interpolate fair value of the subject instruments and as such is considered a level 2 valuation. The carrying value of FHLB stock approximates fair value based on their redemption provisions.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at June 30, 2010 and December 31, 2009 and the results of operations for the three months and six months ended June 30, 2010 and 2009. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report.
SAFE HARBOR REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans and projects, and variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.
Future factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the credit risks of lending activities, including changes in the level and trend of loan

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
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
The weakness in the economy continues to affect parts of our loan portfolio requiring a higher provision for loan losses. We recorded a $4.0 million provision for loan losses in the second quarter of 2010 and $12.2 million for the first six months of 2010. The provision is based upon management’s review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. In addition, net charge-offs for the first six months of 2010 totaled $8.8 million, or 4.43% of total average loans on an annualized basis. Total nonaccruing loans and loans past due 90 days or more and still

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
accruing interest totaled $31.4 million, or 7.95% of total loans at June 30, 2010 compared to $22.9 million, or 5.68% at December 31, 2009. The allowance for loan losses at June 30, 2010 was $16.3 million, or 4.13% of total loans, versus $13.0 million, or 3.21% at December 31, 2009. In addition to the nonaccrual loans stated above, as of June 30, 2010, restructured loans increased to $28.9 million from $20.4 million at December 31, 2009.
We continue to focus on strategies to preserve and increase capital, and emphasize segments of operations that are capital efficient, such as our mortgage banking operations, our branch deposit operations as well as our Trust and Wealth divisions. An ongoing effort to increase our core deposits has translated to a reduction in our cost of funds. During the first six months of 2010, our deposits increased $27.7 million, with organic deposits increasing $58.6 million, as wholesale deposits decreased $30.9 million. We also decreased Federal Home Loan Bank advances $12.4 million during the first six months, replacing them with lower cost core deposit funding. Management is planning on reducing the brokered time deposits and Federal Home Loan Bank advances for the foreseeable future. Management plans to reduce total assets to help increase the capital ratios and thereby increase capital availability for potential future provision expense. The total net interest income of the Corporation will be somewhat negatively affected by the planned decrease in earning assets. The decrease in earning assets should not have a negative effect on net interest margin as the reduction in wholesale funds is a relatively high cost of funds producing relatively compressed interest rate spreads at levels smaller than the current net interest margin.
Quantitative measures established by regulation require the Corporation and the Bank to maintain minimum amounts and ratios of Tier I capital and total capital (as defined in the regulations) to risk-weighted assets. The Corporation and the Bank are also subject to a minimum Tier I leverage ratio expressed as a percentage of quarterly average assets (as defined). The Corporation is further subject to leverage ratios consisting of primary capital and total capital as a percentage of assets at period end. The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items. Capital amounts and classifications are also subject to qualitative judgments about components, risk weightings, and other factors in which the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The prompt corrective action regulations provide five classifications, consisting of well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent the overall financial condition of the Corporation or the Bank. As an undercapitalized Bank, regulatory approval is required to accept or renew brokered deposits. In addition, the Bank is subject to significant restrictions on capital distributions, asset growth, acquisitions, new activities, new branches, and management fees. The Bank submitted a written capital restoration plan with the FDIC on June 14, 2010.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Assets
At June 30, 2010, the Corporation’s assets totaled $540.3 million, a decrease of $3.5 million or 0.65% from December 31, 2009. Total cash and cash equivalents at June 30, 2010 were $60.0 million or an increase of $25.9 million from December 31, 2009. Management is planning on using the excess liquidity to pay down upcoming maturies of brokered time deposits. This will have the effect of reducing the total assets of the Bank and Corporation. Management plans to reduce total assets to help increase the capital ratios and thereby preserve capital.
Gross loans totaling $394.6 million decreased $8.5 million for the first six months of 2010. The decrease was primarily comprised of commercial real estate loans and residential mortgage loans, which decreased $3.7 million and $2.8 million respectively. At June 30, 2010, commercial and commercial real estate loans comprised 68.4% of the total loan portfolio, which is consistent with our current and historical small business focus. Lending activities during the second quarter of 2010 were limited to servicing existing customers only as the Corporation is pursuing strategies to reduce earning assets that require higher levels of capital. At June 30, 2010, $32.2 million or 66.7% of the total residential portfolio was comprised of adjustable rate mortgages. Residential mortgage loans which the Corporation holds in portfolio comprise primarily those customers who have other banking products with the bank. The HELOC portfolio totaled $21.4 million at June 30, 2010, a decrease of $519,000 or 2.4% from December 31, 2009. This portfolio product is tied to The Wall Street Journal prime interest rate. These loans are secured by real estate and are currently originated with loan to value ratios (including all prior liens) up to 80% of the appraised value of the real estate. The Corporation has significantly curtailed lending in this segment of the loan portfolio due to the dramatic decline in real estate collateral values in southeastern Michigan and nationwide.
Consumer loans (excluding HELOCs and credit card loans) totaled $6.5 million at June 30, 2010, a decrease of $421,000 from December 31, 2009, as management intentionally sought to reduce the Corporation’s exposure in this portfolio. The largest portion of the consumer loan portfolio is comprised of boat loans. The Corporation’s geographic proximity to Lake St. Clair and the lending experience in this area have contributed to this segment of the portfolio. In 2005, the Corporation offered less competitive interest rates on boat loans to reduce potential credit exposure in this area. The current downturn in the local economy has adversely affected the ability of borrowers to repay the outstanding loans. At June 30, 2010, boat loans comprised approximately $5.1 million, or 78.5%, of the consumer loan portfolio and 1.30% of total loans compared to $5.6 million, or 80.0%, of the consumer portfolio and 1.39% of total loans at December 31, 2009.
Mortgage loans held for sale totaled $8.5 million at June 30, 2010 compared to $3.5 million at December 31, 2009. The mortgage loans were originated by the Bank’s mortgage subsidiary. Loans closed generally remain in loans held for sale for less than 30 days. Loans are normally committed for sale before funding takes place.
Additionally, the Corporation had approximately $160 million in outstanding loans at June 30, 2010, to borrowers in the real estate rental and properties management industries. Approximately 63.5% of all commercial real estate loans are owner occupied.
The major components of the loan portfolio are as follows:

	June 30,	Percentage	December 31,	Percentage	Net	Net
	2010	of total loans	2009	of total loans	Change	Change %
			(In thousands, except percentages)
Loans held for sale:
Residential real estate	$8,474		$3,497		$4,977	142.3%

Loans held in the portfolio:
Commercial real estate	$269,882	68.4%	$273,578	67.9%	$(3,696)	(1.4%)
Commercial and industrial	47,652	12.1%	48,782	12.1%	(1,130)	(2.3%)
Residential real estate	48,288	12.2%	51,101	12.7%	(2,813)	(5.5%)
Home equity lines	21,370	5.4%	21,889	5.4%	(519)	(2.4%)
Consumer loans	6,540	1.7%	6,961	1.7%	(421)	(6.0%)
Credit cards	888	0.2%	856	0.2%	32	3.7%

Total loans	$394,620	100.0%	$403,167	100.0%	$(8,547)	-2.1%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Securities available for sale totaled $43.6 million at June 30, 2010, a decrease of $22.3 million for the first six months of 2010. The Corporation continues to decrease the size of the investment portfolio in an effort to provide liquidity for upcoming maturities of brokered time deposits and reduce the total asset size of the Bank for capital considerations. Mortgage-backed securities (“MBS”) decreased $8.3 million to $27.2 million at June 30, 2010, as a result of pay downs and sales. The majority of the MBS portfolio comprises Government National Mortgage Association (“GNMA”) securities which carry the full faith and credit of the United States Government. Collateralized mortgage obligations (“CMO”) totaled $11.5 million at June 30, 2010, a decrease of $7.3 million from a total of $18.8 million at December 31, 2009. Municipal securities in portfolio totaled $3.1 million at June 30, 2010, a decrease of $1.3 million from December 31, 2009. The portfolio of municipal bonds was reduced for federal income tax considerations through sales, maturities and calls.
At June 30, 2010, our available for sale securities portfolio had net unrealized gains of $763,000 or 177 basis points of the total portfolio. The Corporation continues to invest in U.S. Government Agency securities, primarily mortgage-backed instruments issued by GNMA, to limit credit risk. The net realized gain from the sale of available for sale securities totaled $209,000 for the first six months of 2010 and was the result of portfolio restructuring activity.
The Corporation has less than one percent of the total investment portfolio in non-agency investments.
The following tables show the amortized cost and estimated fair value of the Corporation’s security portfolios as of the dates indicated:

	June 30, 2010
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
		(In thousands)
Securities Available for Sale
United States Government agencies	$1,113	$5	$—	$1,118
U.S. agency mortgage backed securities	26,538	613	—	27,151
U.S. agency collateralized mortgage obligations	11,319	205	—	11,524
Municipal securities	3,164	23	(86)	3,101
Mutual fund and Trust preferred securities	750	8	(5)	753

Total Securities Available for Sale	42,884	854	(91)	43,647

Held to Maturity Securities
Municipal securities	460	5	(5)	460
Trust preferred securities	250	—	—	250
U.S. agency mortgage backed securities	2,583	63	—	2,646

Total Held to Maturity Securities	3,293	68	(5)	3,356

Total Securities	46,177	922	(96)	47,003

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

	December 31, 2009
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
		(In thousands)
Securities Available for Sale
United States Government agencies	$—	$—	$—	$—
U.S. agency mortgage backed securities	41,847	237	(168.00)	41,916
U.S. agency collateralized mortgage obligations	18,541	321	(23.00)	18,839
Municipal securities	4,515	24	(105)	4,434
Mutual fund and Trust preferred securities	750	—	(36)	714

Total Securities Available for Sale	65,653	582	(332)	65,903

Held to Maturity Securities
Municipal securities	560	4	(15)	549
Trust preferred securities	250	—	—	250
U.S. agency mortgage backed securities	2,657	21	(8)	2,670

Total Held to Maturity Securities	3,467	25	(23)	3,469

Total Securities	69,120	607	(355)	69,372

The following tables show information pertaining to securities with gross unrealized losses at June 30, 2010 and 2009, aggregated by investment category and length of time that the individual security has been in continuous loss position. Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality. We have the intent and ability to hold the securities for the foreseeable future and changes in fair value are primarily due to changes in market interest rates.

June 30, 2010
	Less than 12 Months		Over 12 Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In thousands)
Securities Available for Sale
United States Government agencies	$—	$—	$—	$—
U.S. agency mortgage backed securities	—	—	—	—
U.S. agency collateralized mortgage obligations	—	—	—	—
Municipal securities	—	—	(55)	1,003
Mutual fund and trust preferred securities	(31)	831	(5)	245

Total Securities Available for Sale	$(31)	$831	$(60)	$1,248

As of June 30, 2010, the unrealized loss on held to maturity securities was $5,000. All held to maturity securities have bee in an unrealized loss position for over twelve months.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

	December 31, 2009
	Less than 12 Months		Over 12 Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
		(In thousands)
Securities Available for Sale
United States Government agencies	$—	$—	$—	$—
U.S. agency mortgage backed securities	(166)	19,707	(2)	76
U.S. agency collateralized mortgage obligations	(15)	3,265	(8)	662
Municipal securities	(20)	1,026	(85)	2,115
Mutual fund and trust preferred securities	(5)	495	(31)	219

Total Securities Available for Sale	$(206)	$24,493	$(126)	$3,072

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table is a summary of our nonperforming loans, restructured loans, other real estate owned and repossessed property.

	June 30,	December 31,
	2010	2009
	(In thousands)
Nonaccrual loans:
Commercial real estate	$25,635	$16,020
Commercial and industrial	—	584
Residential real estate	5,135	5,673
Home equity lines	335	219
Consumer loans	230	378
Credit cards	—	—

Total	31,335	22,874

Accruing loans delinquent more than 90 days:
Commercial real estate	$—	$—
Commercial and industrial	—	—
Residential real estate	—	—
Home equity lines	—	—
Consumer loans	—	—
Credit cards	35	7

Total	35	7

Total nonperforming loans	$31,370	$22,881

Troubled debt restructured loans:
Commercial real estate	$27,570	$20,341
Commercial and industrial	83	83
Residential real estate	1,273	—

Total	28,926	20,424

Other real estate owned:
Commercial real estate	7,886	8,881
Residential real estate	450	419

Total	8,336	9,300

Other repossessed assets — boats	490	494

Total nonperforming loans to total loans	7.95%	5.68%

Allowance for loan losses to nonperforming loans	52.00%	56.62%
Nonaccruing loans totaled $31.4 million at June 30, 2010. This was an increase of $8.5 million from December 31, 2010 or an increase of 37.1%. The increase occurred in the second quarter of 2010, and was attributable to commercial real estate loans. The largest loan credit that was placed into nonaccrual status was a construction loan on a storage facility that is nearing completion. At June 30, 2010, commercial real estate loans in nonaccrual status totaled $25.6 million or 81.8% of total nonaccrual loans and represented 53 individual loans. Residential real estate loans totaled $5.1 million or 16.4% of total nonaccrual loans and represented 41 individual loans. Home equity and consumer loans in nonaccrual status totaled 1.8% of total nonaccrual loans.
Loans reported as troubled debt restructured totaled $28.9 million, which was an increase of $8.5 million or 41.6%. The Corporation continues to work with borrowers to restructure loans typically offering concessions of a reduced interest rate or a short term interest only period or both. These loans are considered impaired and typically have an associated specific allowance for loan loss. The increase in troubled debt restructured loans was primarily attributable to commercial real estate loans. Those loans in nonaccrual status which are troubled restructured debt are reported in the table above as nonaccrual loans and totaled $8.7 million. Of those loans reported as troubled debt restructured loans, $19.1 million or

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
66.1% were contractually current. Troubled debt restructured loans which were past due 30 to 89 days totaled $9.8 million.
Other real estate owned totaled $8.4 million at June 30, 2010, which was a decrease of $964,000 from December 31, 2010. The decrease was attributable to both write-downs of $1.1 million to record the real estate at fair value and disposals due to sales of $1.4 million. The total amount of loans transferred into other real estate for the six months ended June 30, 2010 totaled $1.5 million. Other real estate owned comprised $7.9 million of commercial real estate or 94.6% of the total at June 30, 2010.
As part of our efforts to improve asset quality, we added seasoned professionals to our commercial lending team with an emphasis in loan workout areas. Our nonperforming loan level and other real estate levels continue to pressure our earnings. Unless and until we can substantially reduce our levels of nonperforming loans and other real estate owned, it will be difficult for us to return to profitability.
The following table shows an analysis of the allowance for loan losses:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2010	2009
	(In thousands)
Balance at beginning of the period	$12,957	$7,315
Charge-offs:
Commercial real estate	6,963	7,257
Commercial and industrial	586	1,205
Residential real estate	1,036	486
Home equity lines	228	538
Consumer loans	415	237
Credit cards	39	54

Total charge-offs	9,267	9,777

Recoveries:
Commercial real estate	21	72
Commercial and industrial	206	400
Residential real estate	6	23
Home equity lines	8	3
Consumer loans	178	71
Credit cards	1	—

Total recoveries	420	569

Net charge-offs	8,847	9,208

Provision charged to earnings	12,200	14,850

Balance at the end of the period	$16,310	$12,957

As a percentage of total portfolio loans	4.13%	3.21%

Ratio of net charge-offs during the period to average loans during the period	4.43%	2.22%
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
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
Liabilities
Total deposits of $428.8 million at June 30, 2010 increased $27.7 million, or 6.9%, for the first six months of 2010. Increases in deposits for the quarter were entirely related to organic growth, as brokered time deposits decreased $30.9 million during this period of time. The Bank continues to replace brokered time deposits with organic funds. As an undercapitalized bank, regulatory approval is required to accept or renew brokered time deposits. Noninterest bearing demand accounts totaled $62.6 million at June 30, 2010, an increase of $16.9 million during the first six months, due to the expanded branch base and selected lending activities whereby the Bank required significantly higher levels of deposits in the new relationship. At June 30, 2010, NOW and savings accounts remained relatively unchanged from December 31, 2009. Money market savings accounts totaled $24.9 million at June 30, 2010, which was relatively unchanged from December 31, 2009. Time deposits below $100,000 increased $22.6 million for the first six months of 2010 as a result of the new branch location in Grosse Pointe Woods and our continued emphasis on deposit growth through targeted calling programs and increased community involvement. Time deposits $100,000 and over decreased $11.6 million from a planned decrease in brokered time deposits of $30.9 million. This category of deposits, when measured without the brokered time deposits, increased $19.3 million, due to the same factors as the time deposits under $100,000. The Corporation continues to see competitive deposit rates offered by local financial institutions within the geographic proximity of the Bank, which has had the effect of increasing the cost of funds. The Corporation continues to focus on the growth in transactional based deposit accounts which have a lower interest rate than time deposit products and wholesale forms of funding.
The major components of deposits are as follows:

		Percentage		Percentage
	June 30,	of total	December 31,	of total	Net	Net
	2010	deposits	2009	deposits	Change	Change %
	(In thousands, except percentages)
Noninterest bearing demand	$62,570	14.6%	$45,716	11.4%	$16,854	36.9%
NOW accounts	15,939	3.7%	17,059	4.3%	(1,120)	-6.6%
Money market accounts	24,905	5.8%	24,813	6.2%	92	0.4%
Savings deposits	9,545	2.2%	8,800	2.2%	745	8.5%
Time deposits under $100,000	100,405	23.4%	77,769	19.4%	22,636	29.1%
Time deposits $100,000 and over	215,451	50.2%	226,974	56.6%	(11,523)	(5.1%)

Total deposits	$428,815	100.0%	$401,131	100.0%	$27,684	6.9%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Short term borrowings at June 30, 2010, consisted of short-term FHLB advances of $9.9 million and securities sold with an agreement to repurchase them the following day of $16.0 million. Following are details of our short-term borrowings for the dates indicated:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Amount outstanding at end of period
Short-term repurchase agreements	$15,958	$22,106
Short-term FHLB advances	$9,874	$22,000

Weighted average interest rate on ending balance
Short-term repurchase agreements	0.99%	1.49%
Short-term FHLB advances	2.34%	4.56%

Maximum amount outstanding at any month end during the year
Short-term repurchase agreements	$17,407	$25,771
Short-term FHLB advances	$32,000	$29,000

Average amount outstanding during the year
Short-term repurchase agreements	$18,666	$20,863
Short-term FHLB advances	$21,000	$31,000

Weighted average interest rate
Short-term repurchase agreements	1.11%	1.55%
Short-term FHLB advances	3.34%	4.03%
In June 2001, the Corporation started to borrow long-term advances from the FHLB to fund fixed rate instruments and to attempt to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. The advances are collateralized by residential and commercial mortgage loans under a specific collateral agreement totaling approximately $185.9 million and $217.0 million at June 30, 2010 and December 31, 2009, respectively. Long-term advances comprised advances with maturities from August 2011 to June 2016 with an average duration of approximately 3.3 years.
FHLB advances outstanding at June 30, 2010 were as follows:

	Fair Value	Average rate
	at end of period	at end of period
	(In thousands, except percentages)
Short-term FHLB advances	$9,874	2.34%
Long-term FHLB advances	$43,467	4.54%

	$53,341	4.13%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Liquidity and Capital Resources
The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows and managing interest rate margins requires continuous analysis to attempt to match the maturities and repricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity is provided by a $22.8 million in available credit with the FHLB, unpledged securities and cash and cash equivalents. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit. We anticipate that we will have sufficient funds available to meet our future commitments. As of June 30, 2010, unused commitments comprised $67.2 million. The Bank has $135.7 million in time deposits coming due within the next twelve months from June 30, 2010, which includes brokered, internet and municipal time deposits. At June 30, 2010, the Bank had $95.7 million in brokered certificates of deposit, of which $41.8 million is due within one year or less. Additionally, at June 30, 2010, municipal time deposits were $3.4 million. Municipal time deposits typically have maturities less than three months.
The largest uses and sources of cash and cash equivalents for the Corporation for the six months ending June 30, 2010, as noted in the Consolidated Statement of Cash Flow, were centered primarily on cash provided from investing activities and the net cash provided by financing activities. The cash provided from investing activities was largely due to a decrease in investment securities in total of $22.0 million. Cash provided from financing activities, which included net increases from demand, savings, and time deposits totaled $27.7 million. This was offset by decreases in short-term borrowings and repayment of FHLB advances of $6.1 million and $12.4 million, respectively. The new cash used in operating activities was $2.6 million. Total cash and cash equivalents at the end of June 30, 2010 was $62.0 million, an increase of $34.2 million from December 31, 2009.
Following are regulatory capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

					Minimum
					Ratio for	Ratio
	June 30, 2010		December 31, 2009		Capital Adequacy	to be “Well
	Capital	Ratio	Capital	Ratio	Purposes	Capitalized”
	(In thousands, except percentages)
Tier I capital to risk-weighted assets
Consolidated	$11,951	3.16%	$24,584	6.31%	4%	NA
Bank only	18,351	4.85%	31,133	7.99%	4%	6%

Total capital to risk-weighted assets
Consolidated	$23,902	6.32%	$44,619	11.44%	8%	NA
Bank only	23,223	6.14%	36,102	9.27%	8%	10%

Tier I capital to average assets
Consolidated	$11,951	2.16%	$24,584	4.47%	4%	NA
Bank only	18,351	3.31%	31,133	5.67%	4%	5%
The Bank was categorized as undercapitalized at June 30, 2010 and adequately capitalized at December 31, 2009.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table shows the changes in stockholders’ equity for the six months ended June 30, 2010:

				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive	Total
	Stock	Stock	Earnings	Income/(Loss)	Equity
Beginning balance, January 1, 2010	$7,146	$32,214	$(15,536)	$164	$23,988

Issuance of preferred stock	499	—	—	—	499
Cash dividend on preferrred shares	—	—	(200)	—	(200)
Stock awards		13	(10)		3
Share based compensation	—	47	—	—	47
Net loss	—	—	(7,408)	—	(7,408)
Change in unrealized gain/loss	—	—	—	340	340

Ending balance, June 30, 2010	$7,645	$32,274	$(23,154)	$504	$17,269

Stockholders’ equity was $17.3 million as of June 30, 2010, which was a decrease of $6.7 million from December 31, 2009. The decrease in stockholders’ equity was primarily attributable to the net loss of $7.4 million recorded in the first six months of 2010. The net change in the fair value associated with the Corporation’s subordinated debenture resulted in a valuation gain, as recorded in the consolidated statements of income, of $6.5 million in the first six months of 2010 and a cumulative gain of $16.7 million from inception in 2007. The valuation of this single instrument was a significant part of the Corporation’s equity at March 31, 2010. Partially offsetting the reduction in equity from the net loss was the successful issuance of Series B preferred stock for $499,000 in the first quarter of 2010. Cash dividends paid and accrued on the Corporation’s Series A and B preferred stock decreased equity by $200,000 in the first six months of 2010. The expense and corresponding increase in equity from the compensation expense for stock options awarded was $47,000. The continued low interest rate environment and the quality of the investment portfolio resulted in an increased market value of the available for sale investment securities portfolio and the resulting increase in accumulated other comprehensive income of $340,000 for the first six months of 2010.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Net Interest Income
Net interest income before the provision for loan losses for the second quarter of 2010 decreased to $2.9 million, compared to $3.1 million for the second quarter of 2009. Net interest margin remained relatively unchanged from 2.41% in the second quarter of 2009 to 2.42% in the second quarter of 2010. Net interest income before the provision for loan losses for the first six months of 2010 was $5.6 million, compared to $5.9 million for the first six months of 2009. Net interest margin remained unchanged for the first six months of 2010 compared to the same time period in 2009 at 2.31%. The Corporation has moved to lower its cost of funds through the reduction of wholesale funding and replacement with lower cost organic deposits, including noninterest bearing demand deposits. Offsetting the positive impact of a lower cost of funds was a substantial liquidity position representing an average balance of cash and funds due from banks and federal funds sold of $74.2 million and $69.0 million, for the three months and six months ended June 30, 2010. This represented 13.4% and 12.4% of total average assets for the three months and six months ended June 30, 2010, respectively. The net interest spread for the second quarter of 2010 was 2.35% compared to 2.03% in the second quarter of 2009, an increase of 32 basis points. Net free funds supplied by the increase in noninterest bearing deposits was fully absorbed by the excess liquidity position for the second quarter of 2010. The net interest spread for the six months ended June 30, 2010 was 2.24% compared to 1.94% for the six months ended June 30, 2009. As in the second quarter, the benefit provided by additional noninterest bearing deposits during the first six months of 2010 was also partially offset by larger liquidity positions. Also affecting net interest income and net interest margin was the reversal and non-recognition of interest income on nonaccrual loans.
The following table shows the dollar amount of changes in net interest income for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to changes in average balances (volume) or average rates for the periods shown. Variances that are jointly attributable to both volume and rate changes have been allocated to the volume component.

	Three Months Ended			Six Months Ended
	June 30, 2010 vs. 2009			June 30, 2010 vs. 2009
		Increase (Decrease)			Increase (Decrease)
		Due to Changes In			Due to Changes In
		Volume			Volume
	Total	and Both	Rate	Total	and Both	Rate
			(In thousands)
Earning Assets — Interest Income:
Loans	$(665)	$(521)	$(144)	$(1,056)	$(753)	$(303)
Securities, including trading	(353)	(158)	(195)	(892)	(124)	(768)
Federal funds sold	27	20	7	43	36	7

Total	(991)	(659)	(332)	(1,905)	(841)	(1,064)

Deposits and Borrowed Funds - Interest Expense:
NOW and money market accounts	(2)	7	(9)	(20)	13	(33)
Savings deposits	(1)	1	(2)	(5)	—	(5)
Time deposits	(297)	319	(616)	(685)	633	(1,318)
FHLB advances and repurchase agreements	(496)	(437)	(59)	(883)	(836)	(47)
Subordinated debentures	—	(165)	165	10	(313)	323

Total	(796)	(275)	(521)	(1,583)	(503)	(1,080)

Net Interest Income	$(195)	$(384)	$189	$(322)	$(338)	$16

The average yield earned on interest earning assets for the second quarter of 2010 was 5.36% compared to 5.73% for the second quarter of 2009. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment for the second quarter of 2010 was 6.01% compared to 6.14% during the second quarter of 2009. The overall decrease in the loan portfolio yield was attributable to continued restructuring of loans at lower than market rates, coupled

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
with the effect of the reversal of interest income on nonaccruing loans. The commercial, commercial real estate and home equity line loans that repriced with prime interest rate changes totaled approximately $109.0 million for the three month period ended June 30, 2010.
The average yield earned on interest earning assets for the first six months of 2010 was 5.30% compared to 5.70% for the second quarter of 2009. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment for the six months of 2010 was 5.94% compared to 6.08% for the first six months of 2009. The overall decrease in the loan portfolio yield was attributable to continued restructuring of loans at lower than market rates, coupled with the effect of the reversal of interest income on nonaccruing loans.
The average rate paid on interest bearing liabilities for the second quarter of 2010 was 3.01% compared to 3.70% in the second quarter of 2009. The decrease in average rate was due to the overall decline in the rate paid on interest bearing liabilities, primarily as the result of continued extremely low market rates. The decrease in the average rate for NOW and money market accounts for the second quarter of 2010 was primarily attributable to the drop in short term interest rates, with the average rate moving to 0.63% during the second quarter of 2010 from 0.73% in the second quarter of 2009. The average rate paid on savings also decreased, moving to 0.53% for the second quarter of 2010 from 0.60% in the second quarter of 2009. The rate paid on the total time deposit portfolio decreased to 2.78% for the second quarter of 2010, from 3.68% for the same time period in 2009, also due to the decrease in short term interest rates. The rate paid on FHLB advances and repurchase agreements decreased to 3.97% in the second quarter of 2010 from 4.14% in the second quarter of 2009 and had a smaller relative rate movement compared to time deposits, as many of the FHLB advance instruments have relatively longer maturities than the time deposit portfolio. The average rate paid on the subordinated debenture remained unchanged at 6.71%. The yield on the subordinated debenture is calculated based on the original face amount of the obligation versus the fair value of the instrument recorded under fair value.
The average rate paid on interest bearing liabilities for the first six months of 2010 was 3.06% compared to 3.76% for the first six months of 2009. The largest factor contributing to the decline in rates paid on total interest bearing liabilities was largely due to the drop in yield on total time deposits, which decreased from 3.79% for the first six months of 2010 to 2.82% during the first six months of 2009. The decrease in yield in time deposits was primarily due to the replacement of maturing brokered time deposits with organic time deposits at lower current market rates.

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Average Balance Sheet
The following tables show the Corporation’s consolidated average balances of assets, liabilities and stockholders’ equity, the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin for the three month and six month periods ended June 30, 2010 and 2009. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees.

	Three Months Ended June 30,
	2010			2009
			Average			Average
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
			(In thousands)
Assets
Loans	$399,802	5,988	6.01%	$434,415	$6,653	6.14%
Securities	56,582	452	3.20%	76,304	805	4.22%
Federal funds sold	28,229	34	0.48%	11,721	7	0.24%

Total Earning Assets / Total Interest Income / Average Yield	484,613	6,474	5.36%	522,440	7,465	5.73%

Cash and due from banks	45,921			11,231
All other assets	24,590			26,744

Total Assets	$555,124			$560,415

Liabilities & Stockholders’ Equity
NOW and money market accounts	$41,043	64	0.63%	$36,671	66	0.72%
Savings deposits	9,608	12	0.50%	8,688	13	0.60%
Time deposits	321,071	2,227	2.78%	275,207	2,524	3.68%
FHLB advances and repurchase agreements	96,162	952	3.97%	140,355	1,448	4.14%
Subordinated debentures	7,799	311	6.71%	11,945	311	6.71%

Total Interest Bearing Liabilities/ Total Interest Expense / Average Interest Rate Spread	475,683	3,566	3.01%	472,866	4,362	3.70%

Noninterest bearing deposits	60,806			50,282
All other liabilities	3,744			3,401
Stockholders’ equity	14,891			33,866

Total Liabilities & Equity	$555,124			$560,415

Net Interest Income		$2,908			$3,103

Net interest rate spread			2.35%			2.03%
Net Interest Margin (Net Interest Income / Total Earning Assets)			2.41%			2.38%
Net Interest Margin (fully taxable equivalent)			2.42%			2.41%

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)

	Six Months Ended June 30,
	2010			2009
			Average			Average
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
			(In thousands)
Assets
Loans	$402,728	11,857	5.94%	$428,378	$12,913	6.08%
Securities	60,833	965	3.17%	84,819	1,857	4.38%
Federal funds sold	26,264	56	0.43%	9,385	13	0.28%

Total Earning Assets / Total Interest Income / Average Yield	489,825	12,878	5.30%	522,582	14,783	5.70%

Cash and due from banks	42,736			11,536
All other assets	25,397			26,277

Total Assets	$557,958			$560,395

Liabilities & Stockholders’ Equity
NOW and money market accounts	$41,624	130	0.63%	$37,321	151	0.81%
Savings deposits	9,353	25	0.54%	9,114	30	0.66%
Time deposits	320,633	4,491	2.82%	275,257	5,175	3.79%
FHLB advances and repurchase agreements	100,486	2,020	4.05%	142,242	2,903	4.12%
Subordinated debentures	8,078	623	6.71%	12,129	613	6.71%

Total Interest Bearing Liabilities/ Total Interest Expense / Average Interest Rate Spread	480,174	7,289	3.06%	476,063	8,872	3.76%

Noninterest bearing deposits	55,050			46,482
All other liabilities	3,518			3,428
Stockholders’ equity	19,216			34,422

Total Liabilities & Equity	$557,958			$560,395

Net Interest Income		$5,589			$5,911

Net interest rate spread			2.24%			1.94%
Net Interest Margin (Net Interest Income / Total Earning Assets)			2.30%			2.28%
Net Interest Margin (fully taxable equivalent)			2.31%			2.31%
Provision for Loan Losses
We recorded a $4.0 million provision for loan losses in the second quarter of 2010 and $12.2 million for the first six months of 2010. The provision is based upon management’s review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. In addition, net charge-offs for the first six months of 2010 totaled $8.8 million, or 4.13% of total average loans on an annualized basis. Total nonaccruing loans and loans past due 90 days or more and still accruing interest totaled $31.4 million, or 7.95% of total loans at June 30, 2010 compared to $22.9 million, or 5.68% at December 31, 2009. The allowance for loan losses at June 30, 2010 was $16.3 million, or 4.13% of total loans, versus $13.0 million, or 3.21% of total loans at December 31, 2009.
Noninterest Income
Noninterest income was $7.4 million for the second quarter of 2010, increasing $4.6 million or 166.4%, from the second quarter of 2009. The increase was primarily related to gains recorded from the change in assets and liabilities as measured under fair value for the second quarter of 2010 compared to the second quarter of 2009, when $6.0 million and $1.1

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
million were recorded respectively. The gains recorded in both periods have been largely attributable to the fair value of the Corporation’s subordinated debenture connected with the issuance of trust preferred securities. The dramatic widening of market credit spreads for the subordinated debenture and trust preferred securities changed the relative fair value of this financial liability dramatically. The worsening financial condition of the Bank and the Corporation had a significant impact on the gain recorded in the second quarter. The fair value was based in part on the relative market value attributed to debt and trust preferred instruments traded within the same geographic area and with financial institutions of similar financial condition. Changes in credit spreads are not easily predictable and may cause adverse changes in the fair value of this instrument and a possible loss of income in the future. An improvement in the financial condition of the Bank and Corporation would also negatively impact revenue as the fair value of the subordinated debenture would increase in value and thereby result in net losses during the time period measured. Fiduciary income was $65,000 for the second quarter of 2010, decreasing $17,000 or 20.7%, from the second quarter of 2009 as a result of market declines in assessable assets held under management, coupled with minimal growth in customer base. Deposit service charge income of $100,000 increased slightly by $5,000, or 5.3%, from the second quarter of 2009 based on an increase in transactional accounts during the respective period. Mortgage banking income comprised primarily of gains on the sale of residential mortgages was $741,000 for the second quarter of 2010. The decrease in mortgage banking income of $549,000, or 42.6%, from the second quarter of 2009 was reflective of the large volume of secondary market sales of government FHA and FNMA mortgages in the second quarter of 2009 compared to the second quarter of 2010. The volume and related income in the second quarter of 2009 was due largely to origination activity because of the federal income tax credit incentives supplied to homebuyers by the U.S. Treasury Department. Net realized gains from the sale of securities was $131,000 for the second quarter of 2010 and was attributable to restructuring activities in the available for sale securities portfolio.
Noninterest income was $9.3 million for the first six months of 2010, increasing $5.2 million or 131.1%, from the second quarter of 2009. The majority of the increase was attributable to the large gain recorded in the second quarter from the change in the fair value of the Corporation’s subordinated debenture noted above. Total noninterest income without the gain recorded from the change in fair value for the first six months of 2010 on the Corporation’s subordinated debenture would have decreased $212,000 over the first six months of 2009. This was primarily from decreases in mortgage banking income which was $1.4 million for the first six months of 2010 compared to $1.8 million for the first six months of 2009 for the reasons discussed above.
Noninterest Expense
Noninterest expense was $5.1 million for the second quarter of 2010, increasing $610,000 or 13.7% from the second quarter of 2009. Salaries, benefits and payroll taxes of $2.3 million for the second quarter of 2010 increased $21,000 or 0.9% from the second quarter of 2009 solely from expanded activity and related commissions in the Bank’s mortgage banking subsidiary. Net occupancy expense for the second quarter was $434,000 compared to $417,000 for the second quarter of 2009 which was a $17,000, or 4.1%, increase, primarily from increases in general maintenance costs. Other operating expense was $2.4 million for the second quarter of 2010, which was an increase of $572,000 from the second quarter of 2009. The increase was primarily attributable to the costs associated with write downs on other real estate and repossessed collateral and increased FDIC insurance premiums due in part from the worsening financial condition of the Bank.
Noninterest expense was $10.1 million for the first six months of 2010, increasing $1.7 million or 20.7% from the first six months of 2009. Salaries, benefits and payroll taxes of $4.5 million for first six months of 2010 increased $323,000 from the first six months of 2009 due to expanded activity and related commissions in the Bank’s mortgage banking subsidiary and a severance payment recorded in the first quarter of 2010. Total salaries and payroll taxes without this noted impact would have posted a small decline of $7,000 for the respective period. Net occupancy expense for the first six months was $892,000 compared to $880,000 for the first six months of 2009 which was a $12,000, or 1.4% increase. Other operating expense was $4.7 million for the first six months of 2010, which was an increase of $1.4 million compared to the first six months of 2009. The largest reason for the increase was related to the costs associated with write downs on other real estate and repossessed collateral totaling $2.1 million for the first six months of 2010 compared to $639,000 for the first six months of 2009.
Provision for Income Taxes
We recorded no federal income tax benefit for the second quarter and first six months of 2010 and recognized a federal income tax benefit of $459,000 and $1.3 million for the second quarter and first six months of 2009. A $450,000 tax

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
expense for the second quarter of 2010, associated with $1.3 million of net income, was offset by a corresponding decrease in the valuation allowance on the net deferred tax assets. A $2.6 million tax benefit for the first six months of 2010, associated with a $7.4 million net operating loss, was offset by a corresponding increase in the valuation allowance on the net deferred tax assets. At June 30, 2010, we concluded we need to maintain a valuation allowance on our entire net deferred tax asset based on our continued net operating losses and the challenging environment currently confronting banks that could impact our future results.
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

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
The following table presents an analysis of our interest-sensitivity static gap position at June 30, 2010. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At June 30, 2010, we are considered asset sensitive in the time interval of the first three months.

			After Three		After One
	Within		Months But		Year But		After
	Three		Within		Within		Five
	Months		One Year		Five Years		Years		Total
	(In thousands)
Interest earning assets:
Excess cash and fed funds sold	$51,530		$—		$—		$—		$51,530
Securities, at amortized cost	3,000		10,470		32,995		2,430		48,895
FHLB stock	—		5,877		—		—		5,877
Loans (including held for sale)	109,127		89,045		166,954		37,968		403,094

Total	163,657		105,392		199,949		40,398		$509,396

Interest bearing liabilities
NOW and money market accounts	20,880		6,635		12,084		1,245		40,844
Savings deposits	573		2,482		6,490		—		9,545
Jumbo time deposits	38,425		56,474		120,522		—		215,421
Time deposits < $100,000	12,198		28,584		59,653		—		100,435
Repurchase agreements	15,958		—		19,000		—		34,958
FHLB	—		9,874		17,767		25,700		53,341
Subordinated debentures	—		—		—		18,557		18,557

Total	88,034		104,049		235,516		45,502		$473,101

Rate sensitivity gap	$75,623		$1,343		$(35,567)		$(5,104)

Cumulative rate sensitivity gap			$76,966		$41,399		$36,295

Rate sensitivity gap ratio	1.86	x	1.01	x	.85	x	.89	x

Cumulative rate sensitivity gap ratio			1.40	x	1.10	x	1.08	x
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
As of June 30, 2010, the table below reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast. Interest rate risk is a potential loss of income and/or potential loss of economic value of equity. Rate sensitivity is the measure of the effect of changing interest rates on the Bank’s net interest income or the net interest spread. The policy of the Bank is to risk no more than 10% of its net interest income in a changing interest rate scenario of +/- 200 basis points over a one-year simulation period. Furthermore, no more than 15% of net interest income can be projected at risk in a scenario of +/- 300 basis points over a one-year simulation period.

Percentage Change
Interest Rate Scenario	In Net Interest Income
Interest rates up 300 basis points	1.35%
Interest rates up 200 basis points	2.02%
Interest rates up 100 basis points	1.55%
Base Case	—
Interest rates down 100 basis points	(1.33%)
Interest rates down 200 basis points	(4.64%)
Interest rates down 300 basis points	(13.29%)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See “Asset/Liability Management” discussion under Part I, Item 2 above.
Item 4T. Controls and Procedures
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (“Act”)) as of June 30, 2010, was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as in effect at June 30, 2010 were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3b. Defaults upon Senior Securities.
As of June 30, 2010, the Corporation was in arrears in the aggregate amount of $79,000 with respect to the Series B cumulative convertible perpetual preferred stock as a result of the Corporation’s decision to suspend cash dividends in the second quarter of 2010.
Item 4. Reserved.
Item 5. Other Information.
None

COMMUNITY CENTRAL BANK CORPORATION
FORM 10-Q (continued)
Item 6. Exhibits.
See Exhibit Index attached.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2010.

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