Form 10-Q
period 2010-09-30
COMMUNITY CENTRAL BANK CORP
filed 2010-11-15
CIK 1014133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2010
Common Stock	3,739,881 Shares

PART I

Item 1.	Financial Statements
Consolidated Balance Sheet

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Assets

Cash and due from banks	$35,052	$33,115
Federal funds sold	5,680	1,048

Cash and Cash Equivalents	40,732	34,163

Securities available for sale, at fair value	46,931	65,903
Securities held to maturity, at amortized cost	3,083	3,467
FHLB stock	5,877	5,877
Residential mortgage loans held for sale	6,449	3,497

Loans
Commercial real estate	271,074	273,578
Commercial and industrial	44,121	48,782
Residential real estate	46,630	51,101
Home equity lines of credit	21,633	21,889
Consumer loans	6,445	6,961
Credit card loans	873	856

Total Loans	390,776	403,167

Allowance for credit losses	(19,566)	(12,957)

Net Loans	371,210	390,210

Net property and equipment	10,124	9,106
Accrued interest receivable	1,807	1,878
Other real estate	8,301	9,300
Goodwill	638	638
Intangible assets, net of amortization	40	57
Cash surrender value of Bank Owned Life Insurance	11,451	11,285
Other assets	7,092	8,465

Total Assets	$513,735	$543,846

(continued)

Consolidated Balance Sheet

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Liabilities

Deposits
Noninterest bearing demand deposits	$53,165	$45,716
NOW and money market accounts	26,515	41,872
Savings deposits	7,720	8,800
Time deposits	308,855	304,743

Total Deposits	396,255	401,131

Repurchase agreements	36,299	41,106
Federal Home Loan Bank advances	63,398	65,700
Accrued interest payable	1,020	618
Other liabilities	3,364	2,937
Subordinated debentures at fair value option	1,250	8,366

Total Liabilities	501,586	519,858

Stockholders’ Equity
Preferred stock (1,000,000, no par value, shares authorized; 7,775 shares and 7,265 issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	7,645	7,146
Common stock (No par value; 9,000,000 shares, authorized, and 3,739,881 and 3,737,181 issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	32,302	32,214
Retained deficit	(28,035)	(15,536)
Accumulated other comprehensive gain	237	164

Total Stockholders’ Equity	12,149	23,988

Total Liabilities and Stockholders’ Equity	$513,735	$543,846

Consolidated Statements of Income
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Interest Income
Loans (including fees)	$5,998	$6,510	$17,855	$19,423
Taxable securities	358	645	1,270	2,304
Tax exempt securities	20	74	73	272
Federal funds sold and interest bearing balances	25	9	81	22

Total Interest Income	6,401	7,238	19,279	22,021

Interest Expense
NOW and money market accounts	31	55	124	205
Savings deposits	10	13	36	44
Time deposits	1,960	2,297	6,487	7,472
Repurchase agreements and fed funds purchased	290	327	874	959
Federal Home Loan Bank advances	542	1,015	1,978	3,286
Subordinated debentures	311	311	934	924

Total Interest Expense	3,144	4,018	10,433	12,890

Net Interest Income	3,257	3,220	8,846	9,131
Provision for Credit Losses	4,550	4,400	16,750	9,650

Net Interest Expense after Provision for Credit Losses	(1,293)	(1,180)	(7,904)	(519)

Noninterest Income
Fiduciary income	64	80	195	245
Deposit service charges	97	110	288	300
Net realized security gain	68	80	277	436
Change in fair value of assets/liabilities carried at fair value under SFAS 159	584	1,313	7,116	2,383
Mortgage banking income	897	623	2,342	2,384
Other income	309	251	1,057	715

Total Noninterest Income	2,019	2,457	11,275	6,463

Noninterest Expense
Salaries, benefits and payroll taxes	2,084	2,050	6,588	6,231
Net occupancy expense	445	424	1,337	1,304
Other operating expense	3,025	2,439	7,682	5,708

Total Noninterest Expense	5,554	4,913	15,607	13,243

Loss Before Taxes	(4,828)	(3,636)	(12,236)	(7,299)
Provision for Income Tax (Benefit)	—	(1,271)	—	(2,588)

Net Loss	$(4,828)	$(2,365)	$(12,236)	$(4,711)

Dividends declared on preferred shares	53	107	253	263

Net Loss available on common shares	$(4,881)	$(2,472)	$(12,489)	$(4,974)

Per share data:
Basic loss	$(1.31)	$(0.66)	$(3.34)	$(1.33)

Diluted loss	$(1.31)	$(0.66)	$(3.34)	$(1.33)

Cash dividends	$—	$—	$—	$—

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net Loss as Reported	$(4,828)	$(2,365)	$(12,236)	$(4,711)

Other Comprehensive Income (Loss)
Change in unrealized net gain (loss) on securities available for sale	(267)	428	73	487

Comprehensive Loss	$(5,095)	$(1,937)	$(12,163)	$(4,224)

Consolidated Statements of Cash Flow
 (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Operating Activities

Net loss	$(12,236)	$(4,711)
Adjustments to reconcile net income to net cash flow from operating activities:
Net amortization of security premium	603	320
Net loss on available for sale securities	(277)	(436)
Net gain on instruments at fair value	(7,116)	(2,383)
Provision for credit losses	16,750	9,650
Depreciation expense	527	483
Deferred income tax (benefit) expense	—	(1,927)
Fair value of employee stock option expense	75	67
Decrease in accrued interest receivable	70	289
(Increase) decrease in other assets	(1,990)	2,147
Decrease (increase) in accrued interest payable	401	(302)
Increase (decrease) in other liabilities	505	(1,163)
(Increase) decrease in loans sold held for sale	(2,952)	677
Decrease (increase) in other real estate	999	(3,615)

Net Cash Used in Operating Activities	(4,641)	(904)
Investing Activities
Sales, maturities, calls and prepayments of securities available for sale	61,434	89,201
Purchases of securities available for sale	(42,640)	(79,824)
Maturities, calls, sales and prepayments of trading securities	—	24,700
Transfer and purchase of trading securities	—	(7,237)
Maturities, calls, and prepayments of held to maturity securities	370	143
Purchases of held to maturity securities	—	(2,088)
Increase (decrease) in loans	5,202	(7,693)
Purchases of property and equipment	(1,545)	(55)

Net Cash Provided by Investing Activities	22,821	17,147
Financing Activities
Net (decrease) increase in demand and savings deposits	(8,977)	24,506
Net increase (decrease) in time deposits	4,112	(11,253)
Net (increase) decrease in short term borrowings	(4,807)	5,377
FHLB advances	10,000
FHLB advance repayments	(12,302)	(20,500)
Preferred stock issuance	499	500
Preferred Stock dividend paid	(136)	(263)
Repurchase of stock	—	623

Net Cash Used in Financing Activities	(11,611)	(1,010)
Increase in Cash and Cash Equivalents	6,569	15,233
Cash and Cash Equivalents at the Beginning of the Period	34,163	16,162

Cash and Cash Equivalents at the End of the Period	$40,732	$31,395

Supplemental Disclosure of Cash Flow Information:
Interest paid	$10,031	$13,192
Federal taxes paid	$0	$0
Supplemental Noncash Disclosure:
Loans transferred to other real estate owned	$2,033	$5,746

Notes to Consolidated Financial Statements
(unaudited)
Principles of Consolidation:
1. The financial statements of Community Central Bank Corporation (the “Corporation”) include the consolidation of its wholly-owned subsidiaries: Community Central Bank (the “Bank”) and Community Central Mortgage Company, LLC (the “Mortgage Company”).
The Corporation’s Consolidated Balance Sheets are presented as of September 30, 2010 and December 31, 2009, and Consolidated Statements of Income and Comprehensive Income for the nine month periods ended September 30, 2010 and 2009, and Consolidated Statements of Cash Flow for the nine months ended September 30, 2010 and 2009. These unaudited financial statements are for interim periods and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
Fair Value Option for Financial Assets and Financial Liabilities: Under ASC 825, Financial Instruments, Fair Value Option, an entity is permitted to immediately elect the fair value option for existing eligible items. While not required to adopt the new standard until 2008, the Corporation elected to adopt it in the first quarter of 2007. As a result of the Corporation’s adoptions, certain financial instruments were valued at fair value using the fair value option. The Corporation adopted ASC 820, Fair Value Measurements and Disclosures.
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
Subordinated Debenture:
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
Fair Value Option for Financial Assets and Financial Liabilities:
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
Fair Value Hierarchy
Under ASC 820, Fair Value Measurements and Disclosures, the Corporation groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
Investment Securities:
In the first quarter of 2009, the Corporation elected to sell substantially all of the investment securities recorded as trading securities, and to unwind the hedging interest rate swap position with the counterparty which resulted in realizing a combined net loss of $400,000 in 2009. This was based on management’s determination that the combination of the securities and interest rate swap would no longer provide a benefit to the Corporation in the current historically low interest rate environment. The Corporation had held the securities and interest rate swap for an extended amount of time under ASC 825, Financial Instruments, Fair Value Option.
Subordinated Debentures:
Management elected the fair value option for its subordinated debenture. Management considers the subordinated debenture a critical component for future growth and wished to utilize interest rate swaps at that point in time to hedge the risk of this longer term liability. Management elected the fair value option accounting treatment for interest rate swaps because it was less complex than alternative methods and therefore suitable for a community bank with limited resources. Management has elected the fair value option on the subordinated debenture which was issued on February 13, 2007 for $18.6 million. Additionally, an interest rate swap for a like kind notional value was secured, in part, to reduce any volatility associated with the recognition of the fair value option under ASC 825, Financial Instruments, Fair Value Option.

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
The valuations of the instruments measured under ASC 820, Fair Value Measurements and Disclosures, for 2007 were measured under a market approach using matrix pricing for investment securities and the income approach using observable data for the liabilities reported under ASC 825, Financial Instruments, Fair Value Option. The inputs were observable for the asset and liability yields on commonly quoted intervals based on similar assets and liabilities for level 2 instruments. The Corporation does not have a credit rating through any major credit research credit rating facility. The trust preferred market from which a basis for pricing on the subordinated debenture is arrived at is reflective of changes in the commercial banking environment. The determination of fair value of the subordinated debenture is considered by management to be reflective of the current assessments as to the market for fixed rate trust preferred and subordinated debentures of similar duration and characteristics. During several quarterly periods, the trust preferred market reflected only a small base of participants in the market place. The disarray in the credit markets contributed to the lack of market transactions in this financial instrument. Under ASC 820, Fair Value Measurements and Disclosures, management evaluated factors to determine whether there has been a significant decrease in volume of activity for the liability compared to normal market activity. Based on the factors observable to management contained in ASC 820, Fair Value Measurements and Disclosures, management concluded that quoted prices may not be determinative of fair value. Management also evaluated the circumstances to determine whether the issuance of subordinated debentures and trust preferred securities was orderly based on the weight of evidence available. Based on the factors contained in ASC 820, Fair Value Measurements and Disclosures, management concluded the market for bank subordinated debentures and trust preferred securities was not orderly. Management has used all observable data available, including the market data for subordinated debentures and trust preferred securities traded as assets, to obtain additional observable information. The inputs and valuation techniques used by management to determine fair value included pricing models for like type financial instruments priced to a yield to maturity of that instrument. Management uses market surveys for like type instruments in aiding the valuation process. Management also considers market data for the issuance of subordinated debentures in evaluating the appropriate fair value of the instrument. Multiple inputs are used in the valuation process including assumptions on credit spreads, projected yield curves and other modeling techniques used in pricing financial instruments to determine the fair value after incorporating all known factors and adjustments which may be significant. A determination was made, based upon the significance of unobservable parameters as of September 30, 2010 to the overall fair value measurement, to continue to report the subordinated debentures under level 3 significant unobservable inputs. In addition to the unobservable components, or level 3 components, observable components that can be validated to external sources are part of the validation methodology. The net change in fair value associated with all instruments recorded under ASC 825, Financial Instruments, Fair Value Option, totaled $7.1 million for the first nine months of 2010, versus $2.4 million for the first nine months of 2009. The significant increase was primarily related to larger gains recorded in the fair market value of the subordinated debenture connected with the issuance of trust preferred securities. Significantly affecting the valuation of the debenture was the worsening financial condition of the Bank and the suspension and deferral of interest payments by the Corporation, which was announced on May 14, 2010. The fair value was based in part on the relative market value ascribed to debt and trust preferred instruments traded within the same geographic area as assets in the marketplace and with financial institutions of similar financial condition. The use of a discounted cash flow analysis was integral in the determination of the fair value of this instrument. An assumption used in the discounted cash flow analysis, in addition to those described above, was the forecasted deferral of interest payments by the Corporation on its subordinated debenture.
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
The following table presents the fair value measurement at September 30, 2010 using the identified valuations and the changes in fair value for the nine month period ended September 30, 2010, and September 30, 2009.

				Changes in fair value for
		Fair Value Measurement at		nine months ended Sept
		September 30, 2010		30, 2010, measured at fair
		Significant Other	Significant	value pursuant to election
	Fair Value	Observable	Unobservable	of the fair value option
	Measurements	Inputs	Inputs	Other Gains or Losses in
Description	09/30/10	(Level 2)	(Level 3)	pretax income
		(In thousands)
Assets
Securities available for sale
U.S. agency mortgage backed securities	$37,870	$37,870	$—	$—
U.S. agency collateralized mortgage obligations	7,803	7,803	—	—
Municipal securities	491	491	—	—
Mutual fund and trust preferred securities	767	767	—	—
Liabilities
Subordinated debentures	1,250	—	1,250	7,116

				$7,116

				Changes in fair value for
		Fair Value Measurement at		nine months ended Sept 30,
		September 30, 2009		2009, measured at fair value
		Significant Other	Significant	pursuant to election of the
	Fair Value	Observable	Unobservable	fair value option
	Measurements	Inputs	Inputs	Other Gains or Losses in
Description	09/30/09	(Level 2)	(Level 3)	pretax income
		(In thousands)
Assets
Trading securities	$—	$—	$—	$(132)
Securities available for sale
U.S. treasury notes	3,000	3,000
U.S. agency mortgage backed securities	35,414	35,414	—	—
U.S. agency collateralized mortgage obligations	21,354	21,354	—	—
Municipal securities	4,489	4,489	—	—
Mutual fund and trust preferred securities	718	718	—	—
Interest rate swap hedging securities	—	—	—	(75)

Liabilities
Subordinated debentures	9,842	—	9,842	2,915
Interest rate swap hedging subordinated debentures	—	—	—	(325)

				$2,383

Interest income and interest expense of the respective financial instruments have been recorded in the consolidated statements of income based on the category of financial instrument.
Changes in level 3 recurring fair value measurements
The table below includes a roll forward of the balance sheet amounts for the three and nine month period ended September 30, 2010 and the three and nine month period ended September 30, 2009 (including the change in fair value), for financial instruments classified by the Corporation within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Corporation attempts to risk manage the observable components of level 3 financial instruments using derivative positions that are classified within level 2 of the valuation hierarchy; as these level 2 risk management instruments are not included below, the gains or losses in the table do not reflect the effect of the Corporation’s risk management activities related to such level 3 instruments.

Fair value measurements using significant unobservable inputs
(In thousands)

Changes in unrealized
gains and (losses) related
		Total realized /	Purchases,	Transfers		to financial instruments for
For the three months	Fair Value	unrealized	issuances	in and / or	Fair Value	the three months ended
ended Sept 30, 2010	July 1, 2010	gains / losses	settlements, net	out of Level 3	September 30, 2010	held at Sept 30, 2010
(In thousands)
Subordinated Debentures	$1,834	$584	$—	$—	$1,250	$584

Changes in unrealized
gains and (losses) related
		Total realized /	Purchases,	Transfers		to financial instruments for
For the nine months	Fair Value	unrealized	issuances	in and / or	Fair Value	the nine months ended held
ended Sept 30, 2010	January 1, 2010	gains / losses	settlements, net	out of Level 3	September 30, 2010	at Sept 30, 2010
(In thousands)
Subordinated Debentures	$8,366	$7,116	$—	$—	$1,250	$7,116

Changes in unrealized
gains and (losses) related
		Total realized /	Purchases,	Transfers		to financial instruments for
For the three months	Fair Value	unrealized	issuances	in and / or	Fair Value	the three months ended
ended Sept 30, 2009	July 1, 2009	gains / losses	settlements, net	out of Level 3	September 30, 2009	held at Sept 30, 2009
(In thousands)
Subordinated Debentures	$11,155	$1,313	$—	$—	$9,842	$1,313

Changes in unrealized
gains and (losses) related
		Total realized /	Purchases,	Transfers		to financial instruments for
For the nine months	Fair Value	unrealized	issuances	in and / or	Fair Value	the nine months ended held
ended Sept 30, 2009	January 1, 2009	gains / losses	settlements, net	out of Level 3	September 30, 2009	at Sept 30, 2009
(In thousands)
Subordinated Debentures	$12,757	$2,915	$—	$—	$9,842	$2,915
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

The following table presents assets measured at fair value on a nonrecurring basis for the three and nine month period ended September 30, 2010 and the three and nine month period ended September 30, 2009.

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
					Total Losses for the
					three months ended
					September 30, 2010
September 30, 2010
Impaired loans	$49,513	$—	$—	$49,513	$3,937
Other real estate owned	$8,301	$—	$—	$8,301	$530

					Total Losses for the
					nine months ended
					September 30, 2010
September 30, 2010
Impaired loans	$49,513	$—	$—	$49,513	$12,215
Other real estate owned	$8,301	$—	$—	$8,301	$1,632

					Total Losses for the
					three months ended
					September 30, 2009
September 30, 2009
Impaired loans	$30,517	$—	$—	$30,517	$3,766
Other real estate owned	$6,528	$—	$—	$6,528	$691

					Total Losses for the
					nine months ended
					September 30, 2009
September 30, 2009
Impaired loans	$30,517	$—	$—	$30,517	$7,048
Other real estate owned	$6,528	$—	$—	$6,528	$1,127

In accordance with ASC 825, Financial Instruments, Fair Value Option, the carrying amounts and estimated fair values of financial instruments, at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$40,732	$40,732	$34,163	$34,163
Securities available for sale, at fair value	46,931	46,931	65,903	65,903
Securities held to maturity, at amortized cost	3,083	3,154	3,467	3,469
FHLB stock	5,877	5,877	5,877	5,877
Residential mortgages held for sale	6,449	6,449	3,497	3,497
Loans, net of allowance	371,210	386,889	390,210	402,500
Accrued interest receivable	1,807	1,807	1,878	1,878

Financial Liabilities
Demand and savings deposits	87,400	87,400	96,388	96,388
Time deposits	308,855	316,135	304,743	311,102
Repurchase agreements	36,299	36,299	41,106	41,106
Federal Home Loan Bank advances	63,398	65,620	65,700	66,883
Accrued interest payable	1,020	1,020	618	618
Subordinated debentures (a)	1,250	1,250	8,366	8,366

(a)	Carried at fair value option under ASC 825, Financial Instruments, Fair Value Option for Financial Assets and Liabilities, for the entire category.
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
Subordinated debentures: Subordinated debentures are carried at fair value under ASC 825, Financial Instruments, Fair Value Option.
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
Subsequent Events:
5. Under the Community Central Bank Death Benefit Plan, the Bank is liable for a death benefit payable to the estate or beneficiary of David A. Widlak, the deceased President and Chief Executive Officer of the Bank and Corporation. The amount of this benefit liability is approximately $2.3 million. The Bank provided informal funding of this benefit by purchasing bank owned life insurance (BOLI). The insurance proceeds, net of the cash surrender value carried on the balance sheet and net of the death benefit payable, is expected to provide a net gain of $1.7 million to the Corporation. The Corporation filed a claim for life insurance in October 2010, when the body was discovered. Due to uncertainty regarding some factors, including time of death, the Corporation will record the transaction in the fourth quarter of 2010. The estimated net effect of these transactions, when recorded on the Corporation’s Consolidated Balance Sheet and Consolidated Statement of Income would result in an increase in total assets of $2.9 million, an increase in total liabilities of $1.2 million and an increase in total capital and net income of $1.7 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion compares the financial condition of the Corporation and its wholly owned subsidiaries at September 30, 2010 and December 31, 2009 and the results of operations for the three months and nine months ended September 30, 2010 and 2009. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report.
SAFE HARBOR REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans and projects, and variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the Corporation’s expectations and are subject to risks and uncertainties that cannot be predicted or quantified and are beyond the Corporation’s control, including the potential that (1) the Corporation may not be able to continue as a going concern, (2) the Bank may not be able to comply with the Consent Order that it recently entered into with the Michigan Office of Financial and Insurance Regulations and the Federal Deposit Insurance Corporation, and (3) because of our “significantly undercapitalized” status, our regulators may initiate additional enforcement actions against us, which could include placing the Bank under conservatorship or into receivership.
Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the risk that the Bank will be placed into conservatorship or receivership as result of being “significantly undercapitalized” under the Prompt Corrective Action (“PCA”) regulations or because the Corporation is not able to improve its capital position; the possibility that the Bank will not be able to comply with the conditions imposed by the Consent Order, including but not limited to its ability to increase capital, or to comply with statutory obligations applicable to “significantly undercapitalized” institutions under PCA, or comply with other regulatory requirements which could result in the imposition of further enforcement action imposing additional restrictions on our operations or placing the Bank into conservatorship or receivership at any time; risk that continued negative publicity regarding our financial condition will have an adverse effect on our operations; credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal

Deposit Insurance Corporation, Michigan Office of Financial and Insurance Regulation or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Corporation’s reports filed with the Securities and Exchange Commission.
Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise. We caution readers not to place undue reliance on any forward-looking statements.
EXECUTIVE SUMMARY
Community Central Bank Corporation is the holding company for Community Central Bank (the “Bank”) in Mount Clemens, Michigan. The Bank opened for business in October 1996 and serves businesses and consumers across Macomb, Oakland, St. Clair and Wayne counties with a full range of lending, deposit, trust, wealth management and Internet banking services. The Bank operates four full service facilities in Mount Clemens, Rochester Hills, Grosse Pointe Farms and Grosse Pointe Woods, Michigan. Community Central Mortgage Company, LLC, a subsidiary of the Bank, operates locations servicing the Detroit metropolitan area and central and northwest Indiana. River Place Trust and Community Central Wealth Management are divisions of Community Central Bank. Community Central Insurance Agency, LLC is a wholly owned subsidiary of Community Central Bank. The Corporation’s common shares currently trade on The NASDAQ Capital Market under the symbol “CCBD.”
On September 20, 2010, David A. Widlak, the CEO of the Corporation and the Bank disappeared and was later found dead. The impact of the media coverage surrounding this tragic event also led to negative news reports discussing our current financial situation. These reports and public disclosures involving the recently issued Consent Order, discussed below, may have a negative impact on our business by eroding customer confidence in the Bank. Even though our deposits are insured by the FDIC, customers may choose to withdraw their deposits, and new customers may choose to do business elsewhere. In addition, we may find that our service providers will be reluctant to commit to long-term projects with us. Even if we are able to improve our current financial situation, we may be the object of negative publicity and speculation about our future, which may adversely affect our business, financial condition, liquidity and results of operations. Additionally, our ability to continue as a going concern is in substantial doubt as a result of our significant net loss from operations for the three and nine months ended September 30, 2010, deterioration in the credit quality of the loan portfolio, and the decline in the level of our regulatory capital to support operations. Mr. Widlak played a critical role in our ability to identify and consummate a strategic transaction, including a capital infusion, a merger or sale of the Corporation or Bank. Unless we return to profitability or identify and execute a viable strategic alternative, it is unlikely that we will be able to continue as a going concern.
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
The weakness in the economy continues to affect parts of our loan portfolio requiring a higher provision for loan losses. We recorded a $4.6 million provision for loan losses in the third quarter of 2010 and $16.8 million for the first nine months of 2010. The provision is based upon management’s review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. In addition, net charge-offs for the first nine months of 2010 totaled $10.1 million, or 3.41% of total average loans on an annualized basis. Total nonaccruing loans and loans past due 90 days or more and still accruing interest totaled $39.8 million, or 10.19% of total loans at September 30, 2010 compared to $22.9 million, or 5.68% at December 31, 2009. The allowance for loan losses at September 30, 2010 was $19.6 million, or 5.01% of total loans, versus $13.0 million, or 3.21% at December 31, 2009.
We continue to focus on strategies to preserve and increase capital, and emphasize segments of operations that are capital efficient, such as our mortgage banking operations, our branch deposit operations as well as our Trust and Wealth divisions. An ongoing effort to increase our core deposits has translated to a reduction in our cost of funds. During the first nine months of 2010, our deposits decreased $4.9 million. Deposits decreased during the third quarter of 2010 $32.6 million. The decrease was attributable to withdrawals of deposits by customers concerned about the financial stability of the Bank from the media coverage of the disappearance and death of the Corporation’s and Bank’s CEO. The Bank was able to utilize a non-brokered internet time deposit service and an advance from the Federal Home Loan Bank of Indianapolis to offset the loss in deposits (non-brokered) during the first two weeks following our CEO’s disappearance. The total amount of internet time deposits gathered from September 20, 2010 to September 30, 2010 represented approximately $30.8 million. The Bank increased Federal Home Loan Bank advances by $10 million during the aforementioned time frame. Management is reducing the brokered time deposits for the foreseeable future. Management plans to reduce total assets to help increase the capital ratios. Net interest income of the Corporation will be negatively affected by the planned decrease in earning assets. The decrease in earning assets should not have a negative effect on net interest margin as the reduction in wholesale funds is a relatively high cost of funds producing relatively compressed interest rate spreads at levels smaller than the current net interest margin.
The Bank is currently subject to a Consent Order and is “significantly undercapitalized” under PCA and accordingly is operating under significant operating restrictions. The Consent Order is with the Federal Deposit Insurance Corporation (FDIC) and the Michigan Office of Financial and Insurance Regulation (OFIR). The order requires Community Central Bank to take corrective measures in a number of areas to strengthen and improve the Bank’s financial condition and operations. The Consent Order is effective as of November 1, 2010. By entering into the Consent Order, the Bank is directed and has agreed to increase board oversight and conduct an independent study of management, improve regulatory capital ratios, charge-off certain classified assets, reduce its level of loan delinquencies and problem assets, limit lending to certain borrowers, revise lending and collection policies, adopt and implement new profit, strategic and liquidity plans, and correct loan underwriting and credit administration deficiencies. The Consent Order also requires the Bank to obtain prior regulatory approval before the payment of cash dividends or the appointment of any senior executive officers or directors. The Bank also is not allowed to accept brokered deposits without a waiver from the FDIC and must comply with certain deposit rate restrictions. The Consent Order could significantly effect our ability to renew or replace existing deposit accounts and may negatively impact many areas of our operations. Our ability to retain and attract management and employees could result in significant deficiencies in areas critical to our continued operations.
Quantitative measures established by regulation require the Corporation and the Bank to maintain minimum amounts and ratios of Tier I capital and total capital (as defined in the regulations) to risk-weighted assets. The Corporation and the Bank are also subject to a minimum Tier I leverage ratio expressed as a percentage of quarterly average assets (as defined). The Corporation is further subject to leverage ratios consisting of primary capital and total capital as a percentage of assets at period end. The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items. Capital amounts and classifications are also subject to qualitative judgments about components, risk weightings, and other factors in which the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The prompt corrective action regulations provide five classifications, consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” although these terms are not used to represent the overall financial condition of the Corporation or the Bank. As a “significantly undercapitalized” Bank, regulatory approval is required to accept or renew brokered deposits.
The Bank’s ratio of total capital to risk-weighted assets was 4.83% and its ratio of Tier 1 capital to total assets was 2.56% as of September 30, 2010, which caused the Bank to be deemed “significantly undercapitalized” as of that date under regulatory capital guidelines. The Bank’s ratio of Tier 1 capital to risk-weighted assets was 3.53% as of September 30, 2010. In order to be “adequately capitalized” under regulatory capital guidelines, an institution’s ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets must be at least 8.0%, 4.0% and 4.0%, respectively.
As a result of the Bank’s regulatory capital ratios being below the “adequately capitalized” level, certain requirements and restrictions are imposed on the Bank under the FDIC’s prompt corrective action rules (“PCA”), including the following: (i) the Bank generally may not make any capital distributions to the Corporation; (ii) the Bank must submit a capital restoration plan to the FDIC for their review and approval, and the Corporation must guarantee the Bank’s performance under that plan; (iii) the Bank may not permit its average total assets during any calendar quarter to exceed its average total assets during the preceding calendar quarter unless (A) the FDIC has accepted the Bank’s capital restoration plan, (B) any increase in the Bank’s total assets is consistent with the plan, and (C) the Bank’s ratio of tangible equity to assets increases during the calendar quarter at a rate sufficient to enable the Bank to become “adequately capitalized” within a reasonable time; and (iv) the Bank may not acquire any interest in any company or other bank, establish or acquire any additional branch office or engage in any new line of business without prior regulatory approval. The Bank is also prohibited from accepting, renewing or rolling over brokered deposits and is restricted in the effective yield it can offer on deposits. The Bank submitted a written capital restoration plan with the FDIC on June 14, 2010.
As a result of the Bank’s “significantly undercapitalized” status as of September 30, 2010, the provisions of PCA include a number of other requirements or restrictions that can be imposed on the Corporation and the Bank in addition to those described above. These provisions: (i) prohibit the Bank from paying any bonus to a senior executive officer or providing compensation to a senior executive officer at a rate exceeding the officer’s average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month in which the Bank became “undercapitalized,” without prior written approval from the FDIC; and (ii) require the FDIC to impose one or more of the following: (A) a sale of Bank shares or obligations of the Bank sufficient to return the Bank to “adequately capitalized” status; (B) if grounds exist for the appointment of a receiver or conservator for the Bank, acquisition by or a merger of the Bank with another institution; (C) additional restrictions on transactions with affiliates beyond the normal restrictions applicable to all banks; (D) restrict interest paid on deposits to prevailing rates in the Bank’s area as determined by the FDIC; (E) more stringent growth restrictions than those discussed in the immediately preceding paragraph, or a reduction of the Bank’s total assets; (F) a requirement that the Bank alter, reduce or terminate any activities the FDIC determines pose excessive risk to the Bank; (G) a new election of Bank directors; (H) the dismissal of any senior executive officer or director who held office for more than 180 days before the Bank became “undercapitalized;” (I) the employment of “qualified” senior executive officers; (J) a prohibition on acceptance, renewal or roll over of deposits from correspondent institutions; (K) a prohibition on capital distributions by the Corporation without Federal Reserve Board approval; (L) a divestiture of the Bank by the Corporation and certain other divestitures by the Bank or the Corporation; and (M) any other action by the Bank that the FDIC determines will better carry out the purposes of the statute. The FDIC must impose certain restrictions on a “critically undercapitalized” institution (which is an institution which has a ratio of tangible equity to total assets of 2.0% or less), including requiring prior regulatory approval for material transactions outside the usual course of business, extending credit for highly leveraged transactions, amending the Bank’s charter or bylaws, making a material change to accounting methods, engaging in any covered transactions with an affiliate, paying excessive compensation or bonuses, and paying interest on new or renewed liabilities at a rate that would increase the Bank’s weighted average cost of funds to a level significantly exceeding the prevailing rates on interest on deposits in the Bank’s normal market areas). In its discretion, the FDIC may impose additional restrictions on a “critically undercapitalized” institution. Within 90 days after an institution becomes “critically undercapitalized,” the FDIC must appoint itself receiver or conservator for the institution, unless it determines that another action is appropriate, but generally must appoint itself receiver or conservator within 270 days after an institution becomes “critically undercapitalized.”
While the Corporation intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Consent Order, and to withstand the potential impact of the interest rate restrictions, it is highly unlikely that the Bank will be able to comply fully with the provisions of the Consent Order or that efforts to comply with the Consent Order will not have material and adverse effects on the operations and financial condition of the Corporation. The Corporation has determined that significant additional sources of external capital are required, which may not be available to us. Any transaction that would involve equity financing is likely to result in substantial dilution to current stockholders and could further adversely affect the price of the Corporation’s common stock.
In addition, it is unclear at this point what impact, if any, the applicable interest rate restrictions and our decreasing capital condition will have on the Bank’s continued ability to maintain adequate liquidity. As a result of the Bank’s financial condition, its regulators are continually monitoring its liquidity and capital adequacy. Based on their assessment of its ability to operate in a safe and sound manner, the Bank’s regulators at any time may take further actions, including placing the Bank into conservatorship or receivership to protect the interests of depositors insured by the FDIC.
As of September 30, 2010, due to the Corporation’s significant net loss from operations in the three and nine months ended September 30, 2010, deterioration in the credit quality of the loan portfolio, and the decline in the level of its regulatory capital to support operations, there is substantial doubt about the Corporation’s ability to continue as a going concern. Further, due to its capital condition, the Bank is prohibited from paying a dividend to the Corporation. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect the Corporation’s ability to continue as a going concern.
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
Assets
At September 30, 2010, the Corporation’s assets totaled $513.7 million, a decrease of $30.1 million or 5.54% from December 31, 2009. Total cash and cash equivalents at September 30, 2010 were $40.7 million or an increase of $6.6 million from December 31, 2009. The cash requirements of the Bank have been affected by a requirement to pledge cash at the Federal Reserve Bank of Chicago in the amount of $10 million. The collateral requirement is related to the processing of the Bank’s check clearing and electronic deposit clearing. Management is planning on using the excess liquidity to pay down upcoming maturities of brokered time deposits. This will have the effect of reducing the total assets of the Bank and Corporation. Management plans to reduce total assets to help increase the capital ratios.

Gross loans totaling $390.8 million decreased $12.4 million for the first nine months of 2010. The majority of the decrease was due to net loan charge offs representing $10.1 million. The decrease was primarily comprised of commercial and industrial and residential mortgage loans, which decreased $4.7 million and $4.5 million respectively. At September 30, 2010, commercial and commercial real estate loans comprised 80.7% of the total loan portfolio. Lending activities during the third quarter of 2010 were curtailed and limited to servicing existing customers only as the Corporation is pursuing strategies to reduce earning assets that require higher levels of capital. At September 30, 2010, $30.7 million or 65.9% of the total residential portfolio was comprised of adjustable rate mortgages. Residential mortgage loans which the Corporation holds in portfolio comprise primarily those customers who have other banking products with the bank. The Home Equity Line of Credit (HELOC) portfolio totaled $21.6 million at September 30, 2010, a decrease of $256,000 or 1.2% from December 31, 2009. This portfolio product is tied to The Wall Street Journal prime interest rate. These loans are secured by real estate and are currently originated with loan to value ratios (including all prior liens) up to 80% of the appraised value of the real estate.
Consumer loans (excluding HELOCs and credit card loans) totaled $6.4 million at September 30, 2010, a decrease of $516,000 from December 31, 2009. The largest portion of the consumer loan portfolio is comprised of boat loans. The Corporation’s geographic proximity to Lake St. Clair and the lending experience in this area have contributed to this segment of the portfolio. In 2005, the Corporation offered less competitive interest rates on boat loans to reduce potential credit exposure in this area. The current downturn in the local economy has adversely affected the ability of borrowers to repay the outstanding loans. At September 30, 2010, boat loans comprised approximately $5.0 million, or 77.6%, of the consumer loan portfolio and 1.3% of total loans compared to $6.4 million, or 78.1%, of the consumer portfolio and 1.59% of total loans at December 31, 2009.
Mortgage loans held for sale totaled $6.4 million at September 30, 2010 compared to $3.5 million at December 31, 2009. The mortgage loans were originated by the Bank’s mortgage subsidiary. Loans closed generally remain in loans held for sale for less than 30 days. Loans are normally committed for sale before funding takes place and are recorded at the lower of cost or estimated estimated fair value.
Additionally, the Corporation had approximately $194.8 million in outstanding loans at September 30, 2010, to borrowers in the real estate rental and properties management industries. Approximately 63.7% of all commercial real estate loans are owner occupied.
The major components of the loan portfolio are as follows:

	September 30,	Percentage	December 31,	Percentage	Net	Net
	2010	of total loans	2009	of total loans	Change	Change %
	(In thousands, except percentages)
Loans held for sale:
Residential real estate	$6,449		$3,497		$2,952	84.4%

Loans held in the portfolio:
Commercial real estate	$271,074	69.4%	$273,578	67.9%	$(2,504)	(0.9%)
Commercial and industrial	44,121	11.3%	48,782	12.1%	(4,661)	(9.6%)
Residential real estate	46,630	11.9%	51,101	12.7%	(4,471)	(8.7%)
Home equity lines	21,633	5.5%	21,889	5.4%	(256)	(1.2%)
Consumer loans	6,445	1.7%	6,961	1.7%	(516)	(7.4%)
Credit cards	873	0.2%	856	0.2%	17	2.0%

Total loans	$390,776	100.0%	$403,167	100.0%	$(12,391)	(3.1%)

Securities available for sale totaled $46.9 million at September 30, 2010, a decrease of $19.0 million for the first nine months of 2010. The Corporation continues to decrease the size of the investment portfolio in an effort to provide liquidity for upcoming maturities of brokered time deposits and reduce the total asset size of the Bank for capital considerations. Mortgage-backed securities (“MBS”) decreased $4.0 million to $37.9 million at September 30, 2010, as a result of pay downs and sales. The majority of the MBS portfolio comprises Government National Mortgage Association (“GNMA”) securities which carry the full faith and credit of the United States Government. Collateralized mortgage obligations (“CMO”) totaled $7.8 million at September 30, 2010, a decrease of $11.0 million from a total of $18.8 million at December 31, 2009. Municipal securities in the portfolio totaled $491,000 million at September 30, 2010, a decrease of $3.9 million from December 31, 2009. The portfolio of municipal bonds was reduced for federal income tax considerations through sales, maturities and calls.

At September 30, 2010, our available for sale securities portfolio had net unrealized gains of $383,000 or 82 basis points of the total portfolio. The Corporation continues to invest in U.S. Government Agency securities, primarily mortgage-backed instruments issued by GNMA, to limit credit risk. The net realized gain from the sale of available for sale securities totaled $277,000 for the first nine months of 2010 and was the result of portfolio restructuring activity. The Corporation has approximately 2.41% of the total investment portfolio in non-agency investments.
The following tables show the amortized cost and estimated fair value of the Corporation’s security portfolios as of the dates indicated:

	September 30, 2010
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities Available for Sale
U.S. agency mortgage backed securities	$37,591	$373	$(94)	$37,870
U.S. agency collateralized mortgage obligations	7,703	109	(9)	7,803
Municipal securities	504	4	(17)	491
Mutual fund and Trust preferred securities	750	17	—	767

Total Securities Available for Sale	46,548	503	(120)	46,931

Held to Maturity Securities
Municipal securities	460	5	(1)	464
Trust preferred securities	250	—	—	250
U.S. agency mortgage backed securities	2,373	67	—	2,440

Total Held to Maturity Securities	3,083	72	(1)	3,154

Total Securities	$49,631	$575	$(121)	$50,085

	December 31, 2009
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities Available for Sale
U.S. agency mortgage backed securities	$41,847	$237	$(168)	$41,916
U.S. agency collateralized mortgage obligations	18,541	321	(23.00)	18,839
Municipal securities	4,515	24	(105)	4,434
Mutual fund and Trust preferred securities	750	—	(36)	714

Total Securities Available for Sale	65,653	582	(332)	65,903

Held to Maturity Securities
Municipal securities	560	4	(15)	549
Trust preferred securities	250	—	—	250
U.S. agency mortgage backed securities	2,657	21	(8)	2,670

Total Held to Maturity Securities	3,467	25	(23)	3,469

Total Securities	$69,120	$607	$(355)	$69,372

The following tables show information pertaining to securities with gross unrealized losses at September 30, 2010 and 2009, aggregated by investment category and length of time that the individual security has been in continuous loss position. Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality. We have the intent and ability to hold the securities for the foreseeable future and changes in fair value are primarily due to changes in market interest rates.

	September 30, 2010
	Less than 12 Months		Over 12 Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
Securities Available for Sale
U.S. agency mortgage backed securities	$(94)	$15,206	—	—
U.S. agency collateralized mortgage obligations	(9)	927	—	—
Municipal securities	(17)	648	—	—
Mutual fund and trust preferred securities	—	—	—	—

Total Securities Available for Sale	$(120)	$16,781	$—	$—

As of September 30, 2010, the unrealized loss on held to maturity securities was $1,000. All held to maturity securities have been in an unrealized loss position for over twelve months.

	December 31, 2009
	Less than 12 Months		Over 12 Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
Securities Available for Sale
U.S. agency mortgage backed securities	$(166)	$19,707	$(2)	$76
U.S. agency collateralized mortgage obligations	(15)	3,265	(8)	662
Municipal securities	(20)	1,026	(85)	2,115
Mutual fund and trust preferred securities	(5)	495	(31)	219

Total Securities Available for Sale	$(206)	$24,493	$(126)	$3,072

The following table is a summary of our nonperforming loans, restructured loans, other real estate owned and repossessed property.

	September 30,	December 31,
	2010	2009
	(In thousands)
Nonaccrual loans:
Commercial real estate	$31,673	$16,020
Commercial and industrial	2,718	584
Residential real estate	4,687	5,673
Home equity lines	433	219
Consumer loans	308	378
Credit cards	—	—

Total	39,819	22,874

Accruing loans delinquent more than 90 days:
Commercial real estate	$—	$—
Commercial and industrial	—	—
Residential real estate	—	—
Home equity lines	—	—
Consumer loans	—	—
Credit cards	2	7

Total	2	7

Total nonperforming loans	$39,821	$22,881

Troubled debt restructured loans in accrual status
Commercial real estate	$20,512	$20,341
Commercial and industrial	73	83
Residential real estate	1,267	—

Total	21,852	20,424

Other real estate owned:
Commercial real estate	7,477	8,881
Residential real estate	824	419

Total	8,301	9,300

Other repossessed assets — boats	94	494

Total nonperforming loans to total loans	10.19%	5.68%

Allowance for loan losses to nonperforming loans	49.13%	56.62%
Nonaccruing loans totaled $39.8 million at September 30, 2010. This was an increase of $16.9 million, or 74.0%, from December 31, 2009. The increase occurred in the third quarter of 2010, and was attributable to commercial real estate loans and commercial and industrial loans. At September 30, 2010, commercial real estate and commercial and industrial loans in nonaccrual status totaled $34.4 million or 86.4% of total nonaccrual loans and represented 65 individual loans. Residential real estate loans totaled $4.7 million or 11.8% of total nonaccrual loans and represented 37 individual loans. Home equity and consumer loans in nonaccrual status totaled 1.9% of total nonaccrual loans.
Loans reported as troubled debt restructured loans in accrual status totaled $21.9 million, which was an increase of $1.4 million or 7.0%. The Corporation continues to work with borrowers to restructure loans typically offering concessions of a reduced interest rate or a short term interest only period or both. These loans are considered impaired and typically have an associated specific allowance for loan loss. The increase in troubled debt restructured loans was primarily attributable to residential loans. Those loans in nonaccrual status which are troubled restructured debt are reported in the table above as nonaccrual loans and totaled $16.5 million or 43.0% of the total restructured troubled debt. Of those loans reported as troubled debt restructured loans, $21.8 or 56.9% were contractually current. Troubled debt restructured loans which were past due 30 to 89 days totaled $16,000 or 0.10% of total loans reported as troubled debt restructured loans in accrual status.

Other real estate owned totaled $8.3 million at September 30, 2010, which was a decrease of $999,000 from December 31, 2010. The decrease was primarily attributable to write-downs to record the real estate at fair value. The total amount of loans transferred into other real estate for the nine months ended September 30, 2010 totaled $1.5 million. Other real estate owned comprised $7.9 million of commercial real estate or 94.6% of the total at September 30, 2010.
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
The following table shows an analysis of the allowance for loan losses:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2010	2009
	(In thousands)
Balance at beginning of the period	$12,957	$7,315
Charge-offs:
Commercial real estate	8,017	7,257
Commercial and industrial	586	1,205
Residential real estate	1,287	486
Home equity lines	302	538
Consumer loans	416	237
Credit cards	75	54

Total charge-offs	10,683	9,777

Recoveries:
Commercial real estate	110	72
Commercial and industrial	221	400
Residential real estate	21	23
Home equity lines	9	3
Consumer loans	179	71
Credit cards	2	—

Total recoveries	542	569

Net charge-offs (recoveries)	10,141	9,208

Provision charged to earnings	16,750	14,850

Balance at the end of the period	$19,566	$12,957

As a percentage of total portfolio loans	5.01%	3.21%

Ratio of net charge-offs during the period to average loans during the period on an annualized basis	3.41%	2.22%
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
Liabilities
Total deposits of $396.3 million at September 30, 2010 decreased $4.9 million, or 1.2%, for the first nine months of 2010. A substantial decrease in deposits for the third quarter was related to withdrawals of deposits by customers concerned about the financial stability of the Bank from the media coverage of the disappearance and death of the Corporation’s and Bank CEO. The Bank was able to utilize a non-brokered internet time deposit service and an advance from the Federal Home Loan Bank of Indianapolis to offset the loss in deposits during the first two weeks following the disappearance of our CEO. The total amount of internet time deposits gathered from September 20, 2010 to September 30, 2010 represented approximately $30.8 million. Noninterest bearing demand accounts totaled $53.2 million at September 30, 2010, an increase of $7.4 million during the first nine months. This increase was due, in part to our customers shifting their funds to noninterest bearing accounts from other deposit accounts at the Bank in order to avail themselves of the unlimited insurance level provided by the FDIC on noninterest bearing checking accounts. Despite the increase for the first nine months of 2010, a decrease of $9.4 million occurred in the third quarter specifically related to the activity related to the disappearance and death of the CEO of the Bank. At September 30, 2010, NOW accounts decreased $1.1 million from December 31, 2009. Money market savings accounts totaled $10.5 million at September 30, 2010, which was a decrease of $14.3 million or a 57.6% decrease from December 31, 2010. The significant decrease was attributable to the movement of funds from uninsured balances on large deposit relationships related to the heightened media attention given to the Bank’s financial condition resulting from disappearance and recent death of our CEO. Time deposits below $100,000 increased $53.8 million for the first nine months of 2010 as a result of internet time deposits generated representing $59.5 million of the total increase. Time deposits $100,000 and over decreased $49.7 million from a planned decrease in brokered time deposits of $46.7 million. This category of deposits, when measured without the brokered time deposits, increased $31.2 million, primarily from branch deposit growth. The Corporation continues to see competitive deposit rates offered by local financial institutions within the geographic proximity of the Bank, which has had the effect of increasing the cost of funds.
The major components of deposits are as follows:

		Percentage		Percentage
	September 30,	of total	December 31,	of total	Net	Net
	2010	deposits	2009	deposits	Change	Change %
	(In thousands, except percentages)
Noninterest bearing demand	$53,165	13.4%	$45,716	11.4%	$7,449	16.3%
NOW accounts	15,989	4.0%	17,059	4.3%	(1,070)	(6.3%)
Money market accounts	10,526	2.7%	24,813	6.2%	(14,287)	(57.6%)
Savings deposits	7,720	1.9%	8,800	2.2%	(1,080)	(12.3%)
Time deposits under $100,000	131,583	33.2%	77,769	19.4%	53,814	69.2%
Time deposits $100,000 and over	177,272	44.7%	226,974	56.6%	(49,702)	(21.9%)

Total deposits	$396,255	100.0%	$401,131	100.0%	$(4,876)	(1.2%)

Short term borrowings at September 30, 2010, consisted of short-term FHLB advances of $25.2 million and securities sold with an agreement to repurchase them the following day of $17.3 million. Following are details of our short-term borrowings for the dates indicated:

	At and for the
	nine months	At and for the
	ended	year ended
	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Amount outstanding at end of period:
Short-term repurchase agreements	$17,299	$22,106
Short-term FHLB advances	$25,198	$22,000

Weighted average interest rate on ending balance:
Short-term repurchase agreements	0.88%	1.49%
Short-term FHLB advances	2.09%	4.56%

Maximum amount outstanding at any month end during the period:
Short-term repurchase agreements	$17,407	$25,771
Short-term FHLB advances	$32,000	$29,000

Average amount outstanding during the period:
Short-term repurchase agreements	$18,902	$20,863
Short-term FHLB advances	$22,399	$31,000

Weighted average interest rate:
Short-term repurchase agreements	1.14%	1.55%
Short-term FHLB advances	2.92%	4.03%
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
The Corporation borrows long-term advances from the FHLB to fund fixed rate instruments and to attempt to minimize the interest rate risk associated with certain fixed rate commercial mortgage loans and investment securities. The advances are collateralized by residential and commercial mortgage loans under a specific collateral agreement totaling approximately $180 million and $240 million at September 30, 2010 and December 31, 2009, respectively. Long-term advances comprised advances with maturities from November 2011 to June 2016 with an average duration of approximately 3.1 years.
FHLB advances outstanding at September 30, 2010 were as follows:

	Fair Value	Average rate
	at end of period	at end of period
	(In thousands, except percentages)
Short-term FHLB advances	$25,198	2.09%
Long-term FHLB advances	$38,200	4.52%

	$63,398	3.55%

Liquidity and Capital Resources
The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows and managing interest rate margins requires continuous analysis to attempt to match the maturities and repricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, loans and securities which mature within one year, and sales of residential mortgage loans. Additional liquidity was provided in September 2010 by the FHLB in the form of a temporary variable advance for $10 million. The Bank can no longer consider available contingency credit based on excess collateral from the FHLB. Any available credit from the FHLB could be curtailed based on the deterioration in the financial condition of the Bank. Also, large deposit balances might fluctuate in response to depositor’s concerns about the financial stability of the Bank. In addition, the Bank is limited on the pricing of deposits to 75 basis points above the national market average. As a result of the restrictions on our liquidity options, our liquidity may be negatively impacted, possibly materially.
As of September 30, 2010, unused commitments comprised $68.4 million. The Bank has $126.3 million in time deposits coming due within the next twelve months from September 30, 2010, which includes brokered, internet and municipal time deposits. At September 30, 2010, the Bank had $79.9 million in brokered certificates of deposit, of which $28.5 million is due within one year or less. Additionally, at September 30, 2010, municipal time deposits were $5.3 million. Municipal time deposits typically have maturities less than three months.
The largest uses and sources of cash and cash equivalents for the Corporation for the nine months ending September 30, 2010, as noted in the Consolidated Statement of Cash Flow, were centered primarily on cash provided from investing activities. The cash provided from investing activities was largely due to a decrease in investment securities providing cash of $22.8 million. Cash used in financing activities, which included net decreases from demand, savings, and short term borrowing totaled $11.6 million. The net cash used in operating activities was $4.6 million. Total cash and cash equivalents at the end of September 30, 2010 was $40.7 million, an increase of $6.6 million from December 31, 2009.
The Bank is also seeking to maintain higher levels of liquidity than it has historically to provide added flexibility due to its limited sources for liquidity. Local deposit flows have been erratic, particularly during this current quarter, due to the heightened media attention given to the Bank’s financial condition resulting from disappearance and recent death of our CEO. In the event we experience unexpected withdrawals of deposits, are unable to renew the majority of our maturing certificates of deposit at acceptable rates, or lose access to our other funding sources, we could have difficulty funding our ongoing operations.

Following are regulatory capital ratios for the Corporation and the Bank as of the dates indicated, along with the minimum regulatory capital requirement for each item. Capital requirements for bank holding companies are set by the Federal Reserve Board. In many cases, bank holding companies are expected to operate at capital levels higher than the minimum requirement.

	September 30,		December 31,		Minimum Ratio	Ratio
	2010		2009		for Capital	to be
	Capital	Ratio	Capital	Ratio	Adequacy Purposes	“Well Capitalized”
	(In thousands, except percentages)
Tier I capital to risk-weighted assets
Consolidated	$3,336	0.88%	$24,584	6.31%	4%	NA
Bank only	13,399	3.53%	31,133	7.99%	4%	6%

Total capital to risk-weighted assets
Consolidated	$6,672	1.76%	$44,619	11.44%	8%	NA
Bank only	18,321	4.83%	36,102	9.27%	8%	10%

Tier I capital to average assets
Consolidated	$3,336	0.64%	$24,584	4.47%	4%	NA
Bank only	13,399	2.56%	31,133	5.67%	4%	5%
The bank was categorized as “significantly undercapitalized” at September 30, 2010 and “adequately capitalized” at December 31, 2009.

The following table shows the changes in stockholders’ equity for the nine months ended September 30, 2010:

				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive	Total
	Stock	Stock	Deficit	Income	Equity
Beginning balance, January 1, 2010	$7,146	$32,214	$(15,536)	$164	$23,988

Issuance of Preferred Stock	499	—	—	—	499
Cash dividend	—	—	(253)	—	(253)
Stock awards	—	13	(10)	—	3
Share based compensation	—	75	—	—	75
Net loss	—	—	(12,236)	—	(12,236)
Other comprehensive income	—	—	—	73	73

Ending balance, September 30, 2010	$7,645	$32,302	$(28,035)	$237	$12,149

Stockholders’ equity was $12.1 million as of September 30, 2010, which was a decrease of $11.8 million from December 31, 2009. The decrease in stockholders’ equity was primarily attributable to the net loss of $12.2 million recorded in the first nine months of 2010. The net change in the fair value associated with the Corporation’s subordinated debenture resulted in a valuation gain, as recorded in the consolidated statements of income, of $7.1 million in the first nine months of 2010 and a cumulative gain of $17.3 million from inception in 2007. The valuation of this single instrument was more than the entire balance of the Corporation’s equity at September 30, 2010. Partially offsetting the reduction in equity from the net loss was the successful issuance of Series B preferred stock for $499,000 in the first quarter of 2010. Cash dividends paid and accrued on the Corporation’s Series A and B preferred stock decreased equity by $253,000 in the first nine months of 2010. The expense and corresponding increase in equity from the compensation expense for stock options awarded was $75,000. The continued low interest rate environment and the quality of the investment portfolio resulted in an increased market value of the available for sale investment securities portfolio and the resulting increase in accumulated other comprehensive income of $73,000 for the first nine months of 2010.
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

Net Interest Income
Net interest income before the provision for loan losses for the third quarter of 2010 increased to $3.3 million, compared to $3.2 million for the third quarter of 2009. Net interest margin increased from 2.56% in the third quarter of 2009 to 2.61% in the third quarter of 2010. Net interest income before the provision for loan losses for the first nine months of 2010 was $8.8 million, compared to $9.1 million for the first nine months of 2009. Net interest margin remained relatively unchanged for the first nine months of 2010 compared to the same period in 2009 at 2.28% and 2.27%, respectively. Offsetting the positive impact of a lower cost of funds, resulting primarily from the Corporation’s inability to accept or renew brokered time deposits, was a substantial liquidity position representing an average balance of cash and funds due from banks and federal funds sold of $47.7 million and $61.8 million, for the three months and nine months ended September 30, 2010. This represented 9.1% and 11.3% of total average assets for the three months and nine months ended September 30, 2010, respectively. The net interest spread for the third quarter of 2010 was 2.29% compared to 2.16% in the third quarter of 2009, an increase of 13 basis points. Net free funds supplied by noninterest bearing deposits were fully absorbed by the excess liquidity position for the third quarter and first nine months of 2010. The net interest spread for the nine months ended September 30, 2010 was 1.97% compared to 2.01% for the first nine months ended September 30, 2009. Also significantly affecting net interest income and net interest margin was the reversal and non-recognition of interest income on nonaccrual loans.

	Three Months Ended			Nine Months Ended
	September 30, 2010 vs. 2009			September 30, 2010 vs. 2009
		Increase (Decrease)			Increase (Decrease)
		Due to Changes In			Due to Changes In
		Volume			Volume
	Total	and Both	Rate	Total	and Both	Rate
	(In thousands)
Earning Assets — Interest Income:
Loans	$(512)	$(258)	$(254)	$(1,568)	$(1,015)	$(553)
Securities, including trading	(341)	(115)	(226)	(1,233)	(495)	(738)
Federal funds sold	16	13	3	59	63	(4)

Total	(837)	(360)	(477)	(2,742)	(1,447)	(1,295)

Deposits and Borrowed Funds — Interest Expense:
NOW and money market accounts	(24)	(2)	(22)	(81)	5	(86)
Savings deposits	(3)	—	(3)	(8)	1	(9)
Time deposits	(337)	257	(594)	(985)	897	(1,882)
FHLB advances and repurchase agreements	(510)	(353)	(157)	(1,393)	(1,195)	(198)
Subordinated debentures	—	(1,728)	1,728	10	(911)	921

Total	(874)	(1,826)	952	(2,457)	(1,203)	(1,254)

Net Interest Income	$37	$1,466	$(1,429)	$(285)	$(244)	$(41)

The average yield earned on interest earning assets for the third quarter of 2010 was 5.12% compared to 5.68% for the third quarter of 2009. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment for the third quarter of 2010 was 6.03% compared to 6.27% during the third quarter of 2009. The overall decrease in the loan portfolio yield was attributable to continued restructuring of loans at lower than market rates, coupled with the effect of the reversal of interest income on nonaccruing loans. The commercial, commercial real estate and home equity line loans that are prime based totaled approximately $109 million for the three month period ended September 30, 2010.
The average yield earned on interest earning assets for the first nine months of 2010 was 4.95% compared to 5.68% for the first nine months of 2009. The average yield earned on the total loan portfolio, which contains both loans held for sale and investment for the first nine months of

2010 was 5.95% compared to 6.12% for the first nine months of 2009. The overall decrease in the loan portfolio yield was attributable to continued restructuring of loans at lower than market rates, coupled with the effect of the reversal of interest income on nonaccruing loans.
The average rate paid on interest bearing liabilities for the third quarter of 2010 was 2.83% compared to 3.52% in the third quarter of 2009. The decrease in average rate was due to the overall decline in the rate paid on interest bearing liabilities, primarily as the result of continued extremely low market rates. The decrease in the average rate for NOW and money market accounts for the third quarter of 2010 was primarily attributable to the drop in short term interest rates, with the average rate moving to 0.34% during the third quarter of 2010 from 0.57% in the third quarter of 2009. The average rate paid on savings also decreased, moving to 0.43% for the third quarter of 2010 from 0.58% in the third quarter of 2009. The rate paid on the total time deposit portfolio decreased to 2.57% for the third quarter of 2010, from 3.45% for the same time period in 2009, also due to the decrease in short term interest rates. The rate paid on FHLB advances and repurchase agreements decreased to 3.61% in the third quarter of 2010 from 4.08% in the third quarter of 2009 and had a smaller relative rate movement compared to time deposits, as many of the FHLB advance instruments have relatively longer maturities than the time deposit portfolio. The average rate paid on the subordinated debenture remained unchanged at 6.71%. The yield on the subordinated debenture is calculated based on the original face amount of the obligation versus the fair value of the instrument recorded under fair value.
The average rate paid on interest bearing liabilities for the first nine months of 2010 was 2.98% compared to 3.67% for the first nine months of 2009. The largest factor contributing to the decline in rates paid on total interest bearing liabilities was largely due to the drop in yield on total time deposits, which decreased from 3.67% for the first nine months of 2010 to 2.75% during the first nine months of 2009. The decrease in yield in time deposits was primarily due to the replacement of maturing brokered time deposits with deposits at lower current market rates.

Average Balance Sheet
The following tables show the Corporation’s consolidated average balances of assets, liabilities and stockholders’ equity, the amount of interest income or interest expense and the average yield or rate for each major category of interest earning asset and interest bearing liability, and the net interest margin for the three month periods ended September 30, 2010 and 2009. Average loans are presented net of unearned income, gross of the allowance for loan losses. Interest on loans includes loan fees.

	Three Months Ended September 30,
	2010			2009
			Average			Average
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(In thousands)
Assets
Loans	$399,070	5,998	6.03%	$416,713	6,510	6.27%
Securities	56,052	378	2.70%	73,247	719	3.93%
Federal funds sold	46,062	25	0.22%	20,840	9	0.17%

Total Earning Assets / Total Interest Income / Average Yield	501,184	6,401	5.12%	510,800	7,238	5.68%

Cash and due from banks	1,614			10,807
All other assets	21,641			25,483

Total Assets	$524,439			$547,090

Liabilities & Stockholders’ Equity
NOW and money market accounts	$36,043	31	0.34%	$38,961	55	0.57%
Savings deposits	9,366	10	0.43%	8,941	13	0.58%
Time deposits	306,290	1,960	2.57%	266,745	2,297	3.45%
FHLB advances and repurchase agreements	92,490	832	3.61%	132,010	1,342	4.08%
ESOP Loan	—	—	—	—	—	—
Subordinated debentures	1,828	311	68.24%	11,140	311	6.71%

Total Interest Bearing Liabilities/ Total Interest Expense / Average Interest Rate Spread	446,017	3,144	2.83%	457,797	4,018	3.52%

Noninterest bearing deposits	58,437			52,903
All other liabilities	4,081			3,681
Stockholders’ equity	15,904			32,709

Total Liabilities & Equity	$524,439			$547,090

Net Interest Income		$3,257			$3,220

Net Interest rate spread			2.29%			2.16%
Net Interest Margin (Net Interest Income / Total Earning Assets)			2.61%			2.53%
Net Interest Margin (fully taxable equivalent)			2.61%			2.56%

	Nine Months Ended September 30,
	2010			2009
			Average			Average
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
	(In thousands)
Assets
Loans	$401,495	17,855	5.95%	$424,447	19,423	6.12%
Securities	59,222	1,343	3.02%	80,920	2,576	4.24%
Federal funds sold	59,890	81	0.18%	13,246	22	0.22%

Total Earning Assets / Total Interest Income / Average Yield	520,607	19,279	4.95%	518,613	22,021	5.68%

Cash and due from banks	1,924			11,290
All other assets	24,131			26,008

Total Assets	$546,662			$555,911

Liabilities & Stockholders’ Equity
NOW and money market accounts	$39,744	124	0.42%	$37,873	205	0.72%
Savings deposits	9,358	36	0.51%	9,056	44	0.65%
Time deposits	315,800	6,487	2.75%	272,388	7,472	3.67%
FHLB advances and repurchase agreements	97,792	2,852	3.90%	138,794	4,245	4.09%
ESOP Loan	—	—	0.00%	—	—	—
Subordinated debentures	5,971	934	20.91%	11,796	924	10.47%

Total Interest Bearing Liabilities/ Total Interest Expense / Average Interest Rate Spread	468,665	10,433	2.98%	469,907	12,890	3.67%

Noninterest bearing deposits	56,191			48,647
All other liabilities	3,706			3,512
Stockholders’ equity	18,100			33,845

Total Liabilities & Equity	$546,662			$555,911

Net Interest Income		$8,846			$9,131

Net Interest rate spread			1.97%			2.01%
Net Interest Margin (Net Interest Income / Total Earning Assets)			2.27%			2.20%
Net Interest Margin (fully taxable equivalent)			2.28%			2.27%
Provision for Loan Losses
We recorded a $4.6 million provision for loan losses in the third quarter and $16.8 million for the nine months ended September 30, 2010, compared to $4.4 million and $9.7 million, respectively during the same periods in 2009. The provision is based upon management’s review of the risks inherent in the loan portfolio and the level of our allowance for loan losses. In addition, net charge-offs for the first nine months of 2010 totaled $10.1 million, or 3.41% of total average loans on an annualized basis. Total nonaccruing loans and loans past due 90 days or more and still accruing interest totaled $39.8 million, or 10.19% of total loans at September 30, 2010 compared to $22.9 million, or 5.68% at December 31, 2009. The allowance for loan losses at September 30, 2010 was $19.6 million, or 5.01% of total loans, versus $13.0 million, or 3.21% at December 31, 2009.

Noninterest Income
Noninterest income was $2.0 million for the third quarter of 2010, decreasing $436,000 or 17.8%, from the third quarter of 2009. The decrease was primarily related to gains recorded from the change in assets and liabilities as measured under fair value for the third quarter of 2010 compared to the third quarter of 2009, when $584,000 and $1.3 million were recorded respectively. The gains recorded in both periods have been largely attributable to the fair value of the Corporation’s subordinated debenture connected with the issuance of trust preferred securities. The dramatic widening of market credit spreads for the subordinated debenture and trust preferred securities changed the relative fair value of this financial liability dramatically. The worsening financial condition of the Bank and the Corporation had a significant impact on the gain recorded in the third quarter. The fair value was based in part on the relative market value attributed to debt and trust preferred instruments traded within the same geographic area and with financial institutions of similar financial condition. Changes in credit spreads are not easily predictable and may cause adverse changes in the fair value of this instrument and a possible loss of income in the future. An improvement in the financial condition of the Bank and Corporation would also negatively impact revenue as the fair value of the subordinated debenture would increase in value and thereby result in net losses during the time period measured. Fiduciary income was $64,000 for the third quarter of 2010, decreasing $16,000 or 20.0%, from the third quarter of 2009 as a result of market declines in assessable assets held under management, coupled with minimal growth in customer base. Deposit service charge income of $97,000 decreased by $13,000, or 11.8%, from the third quarter of 2009 based on a decrease in overdraft transactional activity allowed by the Bank. Mortgage banking income comprised primarily of gains on the sale of residential mortgages was $897,000 for the third quarter of 2010. The increase in mortgage banking income of $274,000, or 44%, from the third quarter of 2009 was reflective of the large volume of secondary market sales of government FHA and FNMA mortgages. Net realized gains from the sale of securities was $68,000 for the third quarter of 2010 and was attributable to restructuring activities in the available for sale securities portfolio.
Noninterest income was $11.3 million for the first nine months of 2010, increasing $4.8 million or 74.5%, from the first nine months of 2009. The majority of the increase was attributable to the large gain recorded in the second quarter from the change in the fair value of the Corporation’s subordinated debenture noted above. Total noninterest income without the gain recorded from the change in fair value for the first nine months of 2010 on the Corporation’s subordinated debenture would have increased $79,000 over the first nine months of 2009, reflecting a more modest growth of 1.94% over the respective period.
Noninterest Expense
Noninterest expense was $5.6 million for the third quarter of 2010, increasing $641,000 or 13.0% from the third quarter of 2009. Salaries, benefits and payroll taxes of $2.1 million for the third quarter of 2010 increased $34,000 or 1.7% from the third quarter of 2009 due, in part, to commissions paid for origination activity in the Bank’s mortgage banking subsidiary, coupled with increases in salary expense for loan workout personnel and increases in health care related costs. Net occupancy expense for the third quarter was $445,000 compared to $424,000 for the third quarter of 2009 which was a $21,000, or 5.0%, increase, primarily from increases in general maintenance costs. Other operating expense was $3.0 million for the third quarter of 2010, which was an increase of $586,000 from the third quarter of 2009. The increase was primarily attributable to the costs associated with write downs and maintenance related costs on other real estate and repossessed collateral and increased FDIC insurance premiums due in part from the worsening financial condition of the Bank.
Noninterest expense was $15.6 million for the first nine months of 2010, increasing $2.4 million or 17.9% from the first nine months of 2009. Salaries, benefits and payroll taxes of $6.6 million for first nine months of 2010 increased $357,000 from the first nine months of 2009 due to expanded staffing in loan workouts and increases in health care costs. Net occupancy expense for the first nine months was $1.3 million, relatively unchanged compared to the first nine months of 2009 which was a $33,000 or 2.5% increase. Other operating expense was $7.7 million for the first nine months of 2010, which was an increase of $2.0 million compared to the first nine months of 2009. The largest reason for the increase was related to the costs associated with write downs on other real estate and repossessed collateral totaling $3.5 million for the first nine months of 2010 compared to $1.7 million for the first nine months of 2009.
Provision for Income Taxes
We recorded no federal income tax benefit for the third quarter and first nine months of 2010 and recognized a federal income tax benefit of $1.3 million and $2.6 million for the third quarter and first nine months of 2009, respectively. A $1.7 million tax benefit for the third quarter of 2010, associated with $4.8 million of net loss, was offset by a corresponding increase in the valuation allowance on the net deferred tax assets. A $4.2 million tax benefit for the first nine months of 2010, associated with a $12.2 million net operating loss, was offset by a corresponding increase in the valuation allowance on the net deferred tax assets. At September 30, 2010, we concluded we need to maintain a valuation allowance on our entire net deferred tax asset based on our continued net operating losses and the extremely challenging environment currently confronting our bank.
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

The following table presents an analysis of our interest-sensitivity static gap position at September 30, 2010. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted repayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and our historical experience. At September 30, 2010, we are considered asset sensitive in the time interval of the first three months. We are also considered to be slightly liability sensitive at the one year accumulated gap position.

		After Three	After One
	Within	Months But	Year But	After
	Three	Within	Within	Five
	Months	One Year	Five Years	Years	Total
	(In thousands)
Interest earning assets:
Excess cash and fed funds sold	$24,732	$—	$—	$—	$24,732
Securities, at amortized cost	3,000	10,441	23,258	12,932	49,631
FHLB stock	—	5,877	—	—	5,877
Loans (including held for sale)	110,656	82,953	158,155	45,461	397,225

Total	138,388	99,271	181,413	58,393	$477,465

Interest bearing liabilities
NOW and money market accounts	9,380	5,210	11,399	526	26,515
Savings deposits	463	2,007	5,250		7,720
Jumbo time deposits	38,099	28,654	110,519	—	177,272
Time deposits < $100,000	15,384	44,195	72,004	—	131,583
Repurchase agreements	20,341	—	19,000	—	39,341
FHLB	10,000	15,198	22,500	15,700	63,398
Subordinated debentures	—	—	—	18,557	18,557

Total	93,667	95,264	240,672	34,783	$464,386

Rate sensitivity gap	$44,721	$4,007	$(59,259)	$23,610

Cumulative rate sensitivity gap		$48,728	$(10,531)	$13,079

Rate sensitivity gap ratio	1.48x	1.04x	0.75x	1.68x

Cumulative rate sensitivity gap ratio		1.26x	0.98x	1.03x
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
As of September 30, 2010, the table below reflects the impact the various instantaneous parallel shifts in the yield curve would have on net interest income over a twelve month period of time from the base forecast. Interest rate risk is a potential loss of income and/or potential loss of economic value of equity. Rate sensitivity is the measure of the effect of changing interest rates on the Bank’s net interest income or the net interest spread. The policy of the Bank is to risk no more than 10% of its net interest income in a changing interest rate scenario of +/- 200 basis points over a one-year simulation period. Furthermore, no more than 15% of net interest income can be projected at risk in a scenario of +/- 300 basis points over a one-year simulation period.

Percentage Change
Interest Rate Scenario	In Net Interest Income
Interest rates up 400 basis points	11.9%
Interest rates up 300 basis points	10.2%
Interest rates up 200 basis points	7.4%
Interest rates up 100 basis points	3.5%
Base Case	—
Interest rates down 100 basis points	(6.97%)
Interest rates down 200 basis points	(15.53%)
Interest rates down 300 basis points	(24.72%)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See “Asset/Liability Management” discussion under Part I, Item 2 above.
Item 4. Controls and Procedures
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (“Act”)) as of September 30, 2010, was carried out under the supervision and with the participation of the Corporation’s interim Chief Executive Officer and Chief Financial Officer, and several other members of the Corporation’s senior management. The Corporation’s interim Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as in effect at September 30, 2010 were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the interim Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are subject to additional requirements and restrictions on our operations as a result of the Bank’s “significantly undercapitalized” status.
As of September 30, 2010, the Bank’s capital ratios had fallen below the level required for “adequately capitalized” status to the “significantly undercapitalized” level. As a result, in addition to the requirements and restrictions already imposed on us under the Consent Order a number of other requirements and restrictions can or will be imposed on us by our regulators that could have a material adverse effect on our business and results of operations. These additional requirements and restrictions as well as additional information regarding the Consent Order are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary.
There is substantial doubt about our ability to continue as a going concern.
Our ability to continue as a going concern is in substantial doubt as a result of our significant net loss from operations in the three and nine months ended September 30, 2010, deterioration in the credit quality of the loan portfolio, and the decline in the level of our regulatory capital to support operations, and is dependent on our ability to identify and consummate a strategic transaction, including a capital infusion, a merger or sale of the Corporation or the Bank. Unless we return to profitability or identify and execute a viable strategic alternative, it is unlikely that we will be able to continue as a going concern.
We may be subjected to negative publicity that may adversely affect our business, financial condition, liquidity and results of operations.
We may be the subject of negative news reports discussing our current financial situation or formal enforcement actions taken by our regulators as the press and others speculate about whether we will be able to continue as a going concern. These reports may have a negative impact on our business by eroding customer confidence in the Bank. Even though our deposits are insured by the FDIC, customers may choose to withdraw their deposits, and new customers may choose to do business elsewhere. In addition, we may find that our service providers will be reluctant to commit to long-term projects with us. Even if we are able to improve our current financial situation, we may be the object of negative publicity and speculation about our future, which may adversely affect our business, financial condition, liquidity and results of operations.
We are subject to restrictions on the amount of interest that we can pay our customers, which could cause our deposits to decrease. Because we depend on deposits as a source of liquidity, a decrease in deposits would adversely affect our ability to continue as a going concern.
The Bank competes for customer deposits largely on the basis of the interest rates that it pays out. The Bank currently is prohibited from accepting, renewing or rolling over brokered deposits and is restricted in the effective yield it can offer on deposits. As a result, we may have difficulty attracting new deposits, and our existing customers may transfer their deposits to other institutions that are able to offer a higher interest rate, which may have a material adverse effect on our ability to continue as a going concern.
It is unlikely that we will be able to return to the business of originating new loans or offering new products.
In light of regulatory restrictions and the current market conditions, our current focus is on servicing our existing loan portfolio and we are unsure when, if ever, we will begin to originate new loans or offer new products. If we are unable to originate new, profitable loans for an extended period, our financial condition and results of operations will continue to be adversely affected.

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
Item 3b. Defaults upon Senior Securities.
As of September 30, 2010, the Corporation was in arrears in the aggregate amount of $132,000 with respect to the Series B cumulative convertible perpetual preferred stock as a result of the Corporation’s decision to suspend cash dividends in the second quarter of 2010.
Item 4. Reserved.
Item 5. Other Information.
None
Item 6. Exhibits.
See Exhibit Index attached.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2010.

COMMUNITY CENTRAL BANK CORPORATION

By:	S/ RAY T. COLONIUS
Ray T. Colonius;
Interim President and CEO
(Principal Executive Officer)

By:	S/ RAY T. COLONIUS

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